Form 10-K
period 1996-12-31
PANAVISION INC
filed 1997-03-26
CIK 1022911

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1996
                                       OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from       to
                        Commission file number: 001-12391
                             ---------------------

                                PANAVISION INC.

             (Exact name of Registrant as specified in its charter)

             DELAWARE                           13-3593063
  (State or other jurisdiction of    (I.R.S. Employer Identification
  incorporation or organization)                   No.)

        6219 DE SOTO AVENUE
    WOODLAND HILLS, CALIFORNIA
  (Address of principal executive                 91367
             offices)                           (Zip code)

               Registrant's telephone number including area code:
                                 (818) 316-1000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                  TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------

                      Common Stock                                        New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on March 21, 1997 was approximately $67 million.

    As of March 21, 1997, there were 18,155,000 shares of Panavision Inc. Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    (1) Portions of the registrant's definitive proxy statement dated March 26, 1997, issued in connection with the Annual Meeting of Stockholders scheduled to be held on May 13, 1997 are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                PANAVISION INC.
                      Index to Annual Report on Form 10-K
                      For the Year Ended December 31, 1996

                                                                                                                PAGE
                                                                                                                -----
                                                         PART I

Item 1     Business........................................................................................           5

Item 2     Properties......................................................................................          13

Item 3     Legal Proceedings...............................................................................          14

Item 4     Submission of Matters to a Vote of Security Holders.............................................          14

                                                        PART II

Item 5     Market for Registrant's Common Equity and Related Stockholder Matters...........................          14

Item 6     Selected Financial Data.........................................................................          15

Item 7     Management's Discussion and Analysis of Financial Condition and Results of Operations...........          16

Item 8     Financial Statements and Supplementary Data.....................................................          22

Item 9     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure............          22

                                                        PART III

Item 10    Directors and Executive Officers of the Registrant..............................................           *

Item 11    Executive Compensation..........................................................................           *

Item 12    Security Ownership of Certain Beneficial Owners and Management..................................           *

Item 13    Certain Relationships and Related Transactions..................................................           *

                                                        PART IV

Item 14    Exhibits, Financial Statement Schedule and Reports on Form 8-K..................................          23

*   Incorporated by reference from Panavision Inc. Proxy Statement.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    Panavision Inc. (the "Company" or "Panavision") is a leading designer and manufacturer of high-precision film camera systems, comprising cameras, lenses and accessories, for the motion picture and television industries. The Company's camera systems are not available for sale and are rented exclusively through its domestic and international owned and operated facilities and agent network. Panavision-Registered Trademark- is recognized in the motion picture and television industries as the preeminent brand name for cinematography equipment. Since the Company was founded, Panavision has received two OSCARS and 17 Awards for Scientific and Technical Achievement from the Academy of Motion Picture Arts and Sciences. From 1990 through 1995, approximately two-thirds of the Academy Award nominees for Best Cinematography, and five of the six cinematographers who have won the OSCAR for Best Cinematography, used Panavision camera systems.

    In 1996, nine of the top 10 box office films requiring film cameras, including MISSION: IMPOSSIBLE, INDEPENDENCE DAY, RANSOM, TWISTER, THE ROCK and A TIME TO KILL, were filmed with Panavision camera systems. In addition to the Company's involvement in the motion picture industry, a predominant number of U.S. prime time episodic, or "series," television programs that are shot on film use Panavision camera systems, including FRIENDS, SEINFIELD, FRASIER and E.R.

    The Company believes that its position as an industry leader results from its broad range of technologically superior and innovative products, its longstanding collaborative relationships with filmmakers, the breadth of its inventory of camera equipment and its dedication to customer service. Panavision is the only supplier of cinematography equipment that manufactures a complete camera system incorporating its own range of proprietary prime and zoom lenses, the most critical components of a camera system. The Company continuously addresses the technical and creative needs of its customers by designing and manufacturing unique accessories that in many instances have become the industry standard.

    In addition to manufacturing and renting camera systems, the Company also rents lighting, lighting grip, power distribution, generation and related transportation equipment through Lee Lighting Limited ("Lee Lighting"), the largest lighting rental company in the United Kingdom, as well as through two owned and operated facilities in Orlando and Toronto. The Company also manufactures and sells lighting filters and other color-correction and diffusion filters through Lee Filters.

    Panavision Inc. was incorporated in Delaware in 1990. Predecessors of the Company have been engaged in the design and manufacturing of cinematography equipment since 1954. The Company's principal executive office is located at 6219 De Soto Avenue, Woodland Hills, California 91367, and its telephone number is (818) 316-1000.

THE RECAPITALIZATION

    The Company is a holding company that conducts its business through Panavision International, L.P. ("PILP") and its subsidiaries. In May 1996, the Company effected a recapitalization (the "Recapitalization") pursuant to which, for a total of $126.1 million in cash, the Company acquired all of the equity interests in PILP it did not previously own and retired all of PILP's outstanding debt securities. Prior to the Recapitalization, certain non-controlling partners owned 70% of the non-voting Class A and 30% of the voting Class B limited partnership units of PILP. The non-controlling partners consisted of members of the bank group that provided PILP's prior credit facility and were not otherwise affiliated with the Company, PILP or Warburg, Pincus Capital Company, L.P. (together with its wholly owned subsidiaries, "Warburg, Pincus"). They acquired their interest in PILP in connection with PILP's prior credit facility. As a result of the Recapitalization, the Company owns 100% of the outstanding interests of PILP and Warburg, Pincus and management owned 90% and 10%, respectively, of the common stock of the Company prior to the initial public offering.

    The Recapitalization was financed by (i) borrowings of $110.0 million under a new credit facility, (ii) funds from working capital and (iii) loans from Warburg, Pincus and management. The loans consisted of subordinated demand notes of $11,608,000, $580,400, $165,829 and $82,914 issued to Warburg, Pincus and
Messrs. Scott, Farrand and Marcketta, respectively. These notes were repaid subsequent to the initial public offering. In addition, effective July 1, 1996, Warburg, Pincus contributed substantially all of the assets of Lee Lighting to the Company as a capital contribution in the amount of $8.0 million and made an additional capital contribution of $0.8 million in cash. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a description of the credit facility.

INITIAL PUBLIC OFFERING

    On November 20, 1996, the Company completed its initial public offering of 4,025,000 shares of common stock (the "Common Stock") at a price of $17 per share which raised net proceeds of $61.6 million. Of the net proceeds from the offering, $47.0 million were used to repay bank debt and approximately $12.9 million were used to repay subordinated notes and accrued interest payable to Warburg, Pincus and Messrs. Scott, Farrand and Marcketta. The balance of the net proceeds was maintained as working capital for ongoing operations.

CAMERA RENTAL MARKETS

    Worldwide consumer demand for filmed entertainment has continued to provide the motion picture and television industries with steady growth over the past several years, and the Company expects these industries to continue to grow for the foreseeable future. The motion picture industry is comprised of feature films produced by major studios and independent producers; the television industry is comprised of commercials, episodic or series programs and movies of the week.

    The Company rents its products through its 10 owned and operated facilities in the United States, Canada and the United Kingdom, as well as through an agent network in the United States, Europe, Asia, Australia, South Africa and Mexico. In 1996, approximately two-thirds of the Company's camera rental revenue was derived from productions based in the United States and the remainder was from international rentals, primarily in the United Kingdom and Europe.

    FEATURE FILMS

    The number of major studio feature films produced in North America increased from approximately 104 in 1992 to approximately 124 in 1996. The number of independent feature films produced in North America increased from approximately 246 in 1992 to approximately 367 in 1996. The Company estimates that during this period feature film production activity in the United Kingdom and Europe also increased, with approximately 500 feature film productions in 1996. Major studio feature films are typically large-budget productions with camera rental budgets that require greater depth of product and experienced customer service personnel. The Company expects that the production of large-budget action films will continue due in large part to their success in the international theater, television and home video markets. In 1996, 31% of the Company's total revenue and 46% of its camera rental revenue were generated from feature films. In addition, the Company estimates that its camera rental revenue from feature films has grown 63% since 1992. The Company believes the feature film market, particularly independent productions, offers significant growth opportunities.

    COMMERCIALS

    Although commercial productions generally last for only one to seven days, daily rental rates for camera systems are equivalent to feature film rental rates and represent a significant part of the camera equipment rental market. Many of the creative people involved in the filming of commercials seek to distinguish their products by using innovative techniques requiring technologically advanced equipment-- the ability to achieve a unique "look," which the Company believes can, in many cases, only be achieved by using Panavision products. Many feature film directors and cinematographers began their careers filming television commercials and continue to be so involved. As such, identification with a brand name product at this first stage of a filmmaker's professional development often gives rise to beneficial long-term relationships in the industry. In 1996, approximately 14% of the Company's total revenue and 20% of its camera rental revenue were generated from commercials. The Company estimates that its camera rental revenue from commercials has grown 61% since 1992. The Company believes this market offers significant opportunities for growth.

    EPISODIC TELEVISION

    The episodic or series television market in North America is comprised primarily of dramas, situation comedies and action programs produced on film which are aired in both prime and non-prime time slots. These programs are broadcast on the four major television networks as well as on the WB, UPN and cable networks. The number of episodic shows produced on film has increased by approximately 91% since 1992, resulting primarily from the advent of new broadcast networks and increased original programming on cable networks. Over the same period, the Company believes that the use of film in episodic television has increased over videotape because of a number of factors. Film is an excellent storage or archival medium and may be digitally transferred to other media, such as the evolving high definition television technologies, with greater resolution than videotape. The image quality that film offers is very important to television programs that will be syndicated into many markets. In contrast, videotape may not be fully compatible with high definition television and may deteriorate more rapidly over time.

    In 1996, approximately 14% of the Company's total revenue and approximately 21% of its camera rental revenue were generated from episodic television. The Company estimates that its camera rental revenue from episodic television has grown 75% since 1992. The Company believes it will continue to make inroads in this market as a result of new network programming requirements and innovative Panavision products such as the 3-Perf-Registered Trademark- System, the Pedestal Camera System and a 2,000-foot film magazine.

    MOVIES OF THE WEEK

    In addition to episodic television, there are also movies of the week shot for network and cable television. The number of movies of the week productions in North America has increased from approximately 185 in 1992 to approximately 250 in 1996. However, due to the relatively low budgets associated with these productions, overall cost is a major factor in the selection of the camera equipment that is used and, accordingly, the dollar size of this market is relatively small.

    In 1996, approximately 4% of the Company's total revenue and 5% of its camera rental revenue were generated from movies of the week. The Company estimates that its camera rental revenue from movies of the week has grown 23% since 1992. While the Company will continue to serve this market, given its size and price sensitivity, the Company expects to focus on higher-budget productions.

PRODUCTS

    RESEARCH AND PRODUCT DEVELOPMENT

    The Company is in the process of expanding its research and development group, which currently comprises approximately 37 mechanical, software, electronic and optical engineers, draftsmen and machinists. Additionally, the research and development group has a dedicated machine shop that manufactures prototype equipment. These internal capabilities enable the Company to develop proprietary technology in collaboration with filmmakers to address their unique requirements.

    The Company has long been a leader in the research and development of film camera lenses. Since the first Panavision lens was introduced in 1957, the Company has introduced many innovative spherical and anamorphic lenses, including the PRIMO-Registered Trademark- series which won Academy Awards in 1990, 1991, 1994 and 1995. During 1997, the Company expects to complete the development of a new macro close-focus, wide-angle zoom lens. This new lens is designed to address the need within the commercial market for a compact lens with the ability to operate in low light environments and maintain focus at extremely close ranges (e.g., table-top or other close-up work). In 1997, the Company also plans to introduce a new sync-sound camera which is lighter and quieter than current Panavision cameras and incorporates enhanced viewfinding and video monitoring capabilities. In addition, the Company is in the process of developing a digital video assist device.

    Research and development expenses for the years ended 1996, 1995 and 1994 were $4.3 million, $3.0 million and $2.5 million, respectively.

    CAMERA SYSTEMS

    The Company is the only provider of camera systems with an integrated design that provides customers with compatible products that are available worldwide. Each camera package is comprised of a number of camera systems, each of which includes a camera, lenses and accessories. A cinematographer's needs may include a sync-sound camera, such as the Platinum Panaflex-Registered Trademark- and a high-speed Panastar-Registered Trademark- camera. Each camera's rental price includes a variety of accessories such as eyepieces, viewfinders, cables, brackets and grips.

    CAMERAS. There are two basic types of motion picture cameras--Synchronous, or "sync-sound," and Mit Out Sound ("MOS"). Sync-sound cameras are used to shoot pictures while recording dialogue. MOS cameras are used primarily to shoot high-speed footage and special effects and may also be used as backup cameras in situations where dialogue is not being recorded. The Company's camera inventory consists of both sync-sound and MOS cameras with various features and at a range of prices. While the majority of the Company's sync-sound cameras are 35mm cameras, the Company also manufactures 16mm cameras, which are used primarily on episodic television shows, and 65mm cameras, which are used primarily for special effects and special venue presentations. Panavision has consistently set industry standards in the design and refinement of cinematography equipment.

    The Company's inventory also includes a limited number of non-Panavision cameras which are used to supplement the Company's product line. Due to its ability to purchase non-Panavision cameras if there is a business need to do so, the Company is able to compete with independent renters of cinematography equipment on the same level and with the same equipment. Its competitors, on the other hand, do not have a corresponding ability, as Panavision equipment is not available to rental companies other than the Company's agents.

    LENSES. Panavision develops, designs and manufactures its own prime (fixed focal length) and zoom lenses, the most critical component affecting picture quality and an important consideration for the filmmaker. For many years, the Company specialized in anamorphic lenses, which are used for the wide-screen movie format. While the Company remains the world's leading supplier of these lenses, in 1985 a strategic decision was made to design and develop a new series of prime and zoom lenses specifically for cinematography applications. Accordingly, the Company created a line of revolutionary spherical lenses for the non-wide screen format, producing its proprietary PRIMO PRIME-Registered Trademark- and PRIMO ZOOM-Registered Trademark- lenses. The PRIMO-Registered Trademark- lenses have performance characteristics that exceed the other lenses available in the marketplace.

    ACCESSORIES. In order to provide its customers with a fully integrated camera system, the Company frequently introduces new camera accessories and currently offers an extensive range of products requested by and developed in conjunction with filmmakers. Certain accessories may reduce overall production costs by lowering the labor intensiveness of the production process and thereby decreasing the shooting days. Moreover, an accessory product often achieves such widespread acceptance among the Company's customers that the Company incorporates it into the base camera package, thereby increasing the overall package price.

MANUFACTURING AND ASSEMBLY

    The Company manufactures and assembles its products in Woodland Hills, California. The Company develops and designs all the critical components for its camera systems, including the camera movement and lens. An entire camera system consists of hundreds of parts, each carefully produced, assembled and tested. The manufacturing process takes up to four months and primarily involves the fabrication and assembly of camera and lens components by over 100 highly skilled workers, each of whom generally has an area of specialization. Following the assembly process, each camera system is rigorously tested to achieve the high standard of performance that customers expect from Panavision.

    While the Company manufactures most of the components internally, certain components and subassembly work, including glass grinding, lens element polishing and die casting, are outsourced to selected suppliers. The Company has developed long-term relationships with its significant suppliers and believes that they will continue to supply high-quality products in quantities sufficient to satisfy its requirements. Since certain components, particularly the lens element, require long lead times, precise production schedules are critical. Inventory levels are determined based on input from marketing, operations and the agent network. The Company maintains a fairly constant production schedule in order to utilize efficiently its resources and service its customers' requirements.

MARKETING AND CUSTOMER SERVICE

    The principal decisionmakers in the selection of the camera packages are cinematographers, directors and producers, who view their cameras and related equipment as critical artistic tools. Camera packages typically comprise a very small percentage of a production budget. Accordingly, absent budget constraints, the selection of equipment is driven by its suitability, technological capabilities and reliability, as well as by the degree to which the manufacturer or renter is able to rapidly service the technical needs of the filmmaker, both before and during film production.

    The Company's skilled sales representatives have established close working relationships with numerous filmmakers. To cultivate these relationships, the Company assigns each filmmaker a sales representative who possesses the experience and skills that match the needs of the filmmaker. Based on discussions with the filmmaker, the sales representative recommends a camera package tailored to achieve the filmmaker's desired visual effect and meet the production budget. In addition, sales representatives provide further advice and support by visiting film production sites. As a result of providing high-quality customer service, many of the Company's representatives have been working with the same filmmakers throughout their careers and in many instances the collaborative effort with the filmmaker has led to new product designs.

    After preliminary decisions have been made with respect to the proper camera systems, the camera equipment will be delivered to a preparation room reserved for that filmmaker. The filmmaker, together with his own and Panavision's representatives, may then inspect the equipment as well as test and experiment with it at the facility's prep floor, sound stage, film studio and screening room.

DISTRIBUTION

    Camera packages are rented to the motion picture and television industries through rental houses owned and operated by the manufacturer as well as by independent agents. These rental houses serve as a single point of contact for the cinematographers and often provide services including maintenance and technical advice. Panavision is the only manufacturer to have a significant portion of its revenue generated through owned and operated rental houses, primarily because of the Company's choice not to sell its equipment. The Company does not currently intend to begin selling its camera systems.

    Panavision owns and operates camera rental facilities domestically in Woodland Hills and Hollywood, California, Orlando, Florida and Wilmington, North Carolina and internationally, in Toronto and Vancouver, Canada, Dublin, Ireland and London (two) and Manchester, United Kingdom. The Orlando and Toronto facilities also provide lighting, lighting grip and power distribution and generation equipment.

    In addition to its owned and operated facilities, the Company serves its customers through a network of domestic and international third-party agents who are responsible for the rental of the Company's equipment in locations that are not serviced by the owned and operated facilities. Agents pay approximately 60% of their rental revenue to the Company and retain the balance, which is charged as a commission expense in the Company's statement of income. The Company uses 11 third-party agents to facilitate the rental of its products, accounting for approximately 13% of the Company's revenue in 1996. All of the Company's agents are well-versed in the use of Panavision equipment and are supported by the Company's technical staff.

    The Company's domestic third-party agent network includes agents in Atlanta, Chicago, Dallas, New York and San Francisco. In addition, the Company has an international agent network that includes agents in Canada, Mexico, France, Italy, Spain, Australia, Hong Kong, Japan and South Africa. The Hong Kong agent has offices in mainland China, while the Australian agent also maintains an office in New Zealand.

    For information as to the Company's operations in different geographical areas, see Note 10 of Notes to the Consolidated Financial Statements of the Company.

COMPETITION

    The market for high-precision cinematography equipment is highly competitive, primarily driven by technology, customer service and, to a lesser extent, price. As a manufacturer of cinematography equipment, the Company's primary competitors are Arriflex, based in Munich, Germany, and Moviecam, based in Vienna, Austria. Both of these companies manufacture only cameras and certain accessories, primarily for sale to rental houses and individuals, who are not the end users. Because Panavision manufactures lenses, cameras, and a full range of accessories, has close relationships with filmmakers and has in-house design and manufacturing capabilities, the Company believes that it is better able to provide the innovative camera systems demanded by its customers.

    As a renter of cinematography equipment, the Company competes with numerous rental facilities which must purchase their equipment from other manufacturers and then rent that equipment to their customers. While the overall rental business is price competitive and subject to discounting, the Company has chosen to compete on the basis of its large inventory base, technologically advanced proprietary products, broad product line, extensive sales and marketing force and commitment to customer service. The Company believes that, as the manufacturer, it is able to respond to many user requests on shorter notice than its rental competitors. In addition to its existing competitors, the Company may encounter competition from new competitors, as well as from new types of equipment.

LIGHTING RENTAL

    The Company rents lighting, lighting grip, transportation and distribution equipment and mobile generators used in the production of feature films, television programs and commercials, outside broadcasts and other events from its operations located in the United Kingdom, Canada and Florida. In addition, the Company sells consumable products including lighting filters, light bulbs and gaffer tape, which are used in all types of production. Effective July 1, 1996, the Company acquired Lee Lighting, which for the entire calendar year of 1996 had revenue of approximately $22.4 million. The Company's other lighting rental operations in Canada and Florida had combined 1996 revenue of approximately $3.9 million.

    LEE LIGHTING

    Lee Lighting is the largest lighting rental operation in the United Kingdom. Lee Lighting purchases lighting equipment, lighting grip equipment and generators from independent manufacturers to maintain and build its rental asset base. Lee Lighting currently has the largest inventory of lampheads, the core element of lighting equipment used by filmmakers in all areas of the industry, in the United Kingdom. This large rental asset base and Lee Lighting's experienced management and electricians allow it to service a number of films which may be shooting concurrently. Lee Lighting operates lighting rental operations in London, Bristol, Manchester and Glasgow, which have their own rental inventories. From these four locations, Lee Lighting is able to service any production in England, Wales or Scotland. In addition, Lee Lighting maintains a rental base at Shepperton Studios, the second largest studio complex in the United Kingdom for the production of feature films.

    Lee Lighting also supplies equipment to any U.K.-based production crew which desires to shoot all or part of a production in Europe, South America or Africa. Typically, Lee Lighting does not service productions based outside of the United Kingdom, except occasionally in Ireland. Recently, Lee Lighting has supplied the entire lighting needs of such major feature films as FOUR WEDDINGS AND A FUNERAL, JUDGE DREDD, ROB ROY, MISSION: IMPOSSIBLE, 101 DALMATIONS, EVITA and THE SAINT.

    COMPETITION. Lee Lighting services both the motion picture and television industries, including studio programs, outside broadcasts, commercials and made-for-television movies (equivalent to movies of the week). These markets require a similar range of lighting products and related support equipment; however, feature films and episodic television programs generally require larger equipment packages than commercials. Equipment packages are frequently determined by the producer, director or cinematographer, who may desire a specific type of image or lighting effect. Although Lee Lighting is the largest lighting rental company in the United Kingdom, the lighting rental market is price competitive.

    COMPETITIVE STRENGTHS. The Company believes Lee Lighting is well-positioned in the U.K. lighting rental industry because of the following competitive strengths:

    REPUTATION FOR OUTSTANDING SERVICE. Over the last two decades Lee Lighting has developed a reputation among U.K. producers of feature films, television programs and commercials for providing outstanding service. Lee Lighting is the only lighting company in the United Kingdom which supplies its own electricians in connection with the rental of its equipment. Many of the major U.K. feature film producers regularly use Lee Lighting's equipment and the services of its skilled gaffers and electricians. This service force is on call 24 hours a day, seven days a week and is supplemented by freelance labor when required. This affords Lee Lighting the competitive advantage of providing customers with a higher quality and more consistent service, critical to success in capturing feature film work. Many of Lee Lighting's technicians are considered to be among the best in the film industry and their services are requested by some of the world's leading cinematographers.

    DEPTH OF INVENTORY. Lee Lighting maintains the largest rental asset base of lighting equipment, transport, mobile generators and power distribution equipment in the United Kingdom. This permits

    Lee Lighting to service as many as 15 feature films at the same time. The Company believes that its extensive inventory of equipment provides it with an important competitive advantage. Its substantial inventory enables Lee Lighting to service projects with large-scale equipment and personnel requirements, such as feature films and outside broadcasts, while still maintaining sufficient capacity to service other projects simultaneously. Lee Lighting believes that its position as the inventory market leader makes it the only source for certain large-scale projects. Lee Lighting intends to add to its rental asset base while actively pursuing opportunities to increase its share in the U.K. feature film market as well as the television market, including commercials and television broadcasts.

    EXPERIENCED MANAGEMENT. Lee Lighting currently employs senior management who have developed important contacts in the U.K. motion picture and television industries over many years. Under this management there is a sizable field force of gaffers and electricians who work exclusively for Lee Lighting.

LEE FILTERS

    Lee Filters is a manufacturer of light control media for the motion picture, television and theater industries. Sales of filters or gels used by lighting directors to control or correct lighting conditions during productions comprise 80% of Lee Filters' business. The balance consists of the sale of photographic filters and related products. In 1996, Lee Filters' revenue was approximately $12.3 million.

    Lee Filters' lighting filters are available in a wide range of colors and applications. These lighting filters are made either from polyester or polycarbonate film purchased from U.K. and European petrochemical companies. Lee Filters' range of light control filters includes tungsten conversion, daylight conversion, arc correction, fluorescent, diffusion and ultraviolet grades. The film base is impervious to water, is totally transparent and has a high melting point, making it ideal for the manufacture of filter systems. Rolls of film are coated on both sides with specially prepared lacquers which give them exactly the color or light management properties demanded by the user. The color formulas are proprietary to Lee Filters and are computer filed to ensure exact reproduction from one batch to the next. Lee Filters also makes stills photographic resin and polyester filters and a camera filter holder system for amateur stills photographers, and produces bellows for stills camera manufacturers.

    Lighting filter distribution is handled primarily through a network of third-party dealers who have been selected because of their specific knowledge of the filters' market in their respective countries. Approximately 50% of Lee Filters' sales are in the United Kingdom and Europe. In the United Kingdom, Lee Filters sells on a direct basis to end users and rental houses as well as to distributors and dealers. In Europe, Lee Filters has distributors in France, Germany, Italy, Spain, Benelux, Portugal, Scandinavia and Switzerland.

    Approximately 35% of Lee Filters' sales are generated in North America where it has established distribution operations in Burbank, California and Teterboro, New Jersey to service U.S. dealers. A third-party distributor has been established in Toronto to serve the Canadian market. The remaining 15% of sales are generated primarily in Japan, Hong Kong, Singapore and Australia.

    COMPETITION

    Lee Filters has one principal competitor and several smaller competitors. Some of these competitors are contract processors or coaters who supply the end user through other distributors, and some are sales companies which usually purchase and resell filters. Its principal competitor offers a full range of filters, some of which are made in-house and some of which are purchased.

    COMPETITIVE STRENGTHS

    WIDE RANGE OF FILTER TYPES AND COLORS. Lee Filters believes it manufactures more types of filters and a wider range of colors than its competitors and is the only company which does not sell on a private label basis to others. Lee Filters does not resell filters made by other manufacturers, thereby enabling it to maintain better quality control.

    LARGE INVENTORY. Lee Filters maintains a sizable inventory of filters in three locations in order to provide same-day service to production companies. This is especially important in servicing feature films while on location. Quality and availability of product are the principal reasons Lee Filters is a preeminent supplier to the U.K., European and U.S. feature film industry.

    Lee Filters intends to expand its position in lighting filters for the film, television and theater markets by improving its distribution and dealer network, particularly in North and South America and in the Far East. In addition, it plans to increase its product offerings on a selective basis to the stills photography market in the United Kingdom and the United States.

INTELLECTUAL PROPERTY

    The Company owns or otherwise has rights to patents and trademarks used in conjunction with the manufacture and rental of its products, including but not limited to Panavision-Registered Trademark-, PRIMO ZOOM-Registered Trademark-, Panaflex-Registered Trademark-, Panahead-Registered Trademark-, 3-Perf-Registered Trademark- and Panastar-Registered Trademark-. Proprietary protection for the Company's products and know-how is important to the Company's business. Accordingly, the Company's policy is to prosecute and enforce its patents and proprietary technology. The Company intends to continue to file patent applications to protect technology, inventions and improvements that are considered important to the development of its business. In addition, the Company relies upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position. To the Company's knowledge, there are no claims or suits threatened, pending or contemplated against it for infringement of any patents or trademarks.

ENVIRONMENTAL MATTERS

    The Company's manufacturing operations are subject to foreign, federal, state and local environmental laws and the Company has made, and will continue to make, expenditures to comply with those laws. In addition, environmental laws can impose liability on present and former real property owners or operators, without regard to fault or legality of the original actions, for the cost of cleaning up or removing contamination caused by hazardous or toxic substances. The Company expects to spend approximately $2.0 million at its Lee Filters' Andover, England facility during 1997 and 1998 to comply with anticipated air emissions requirements in the United Kingdom. Although no other material capital or operating expenditures relating to environmental controls or other environmental matters are currently anticipated, there can be no assurance that the Company will not be required to make material expenditures in the future relating to environmental matters.

EMPLOYEES

    As of December 31, 1996, the Company had a total of approximately 805 full time employees, consisting of 380 employees based in the United States, 59 employees based in Canada, 358 employees based in the United Kingdom and 8 employees based in France. The Company is not a party to any collective bargaining agreements. The Company believes that its relationships with its employees are good.

ITEM 2. PROPERTIES

    The Company's headquarters and principal manufacturing facility are located at its 150,000 square-foot facility in Woodland Hills, California. In addition, the Company operates rental facilities in Woodland

Hills and Hollywood, California, Orlando, Florida and Wilmington, North Carolina. To service its international markets, the Company operates rental facilities in Toronto and Vancouver, Canada, Dublin, Ireland and London (two) and Manchester, England. Lee Lighting operates rental facilities in London, Bristol and Manchester, England and Glasgow, Scotland. Lee Filters' manufacturing facility is located in Andover, England. All of the Company's facilities are leased, with the exception of two of the Company's greater London facilities and its facility in Glasgow, which are owned.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not engaged in any legal proceeding other than ordinary routine litigation incidental to its business. Panavision does not believe that any such proceedings currently pending will have a material adverse effect on its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On November 19, 1996, the Company requested the unanimous written consent of the stockholders holding 100% of its voting capital stock to amend its Certificate of Incorporation in connection with its initial public offering. On November 18, 1996, the Company also requested the unanimous written consent of the stockholders holding 100% of its voting capital stock to ratify the 1991 offer, sale and issuance of the shares of Common Stock to Warburg, Pincus Capital Company, L.P. pursuant to a Reorganization Agreement executed on June 1, 1991 by and among PILP, Panavision Incorporated, Lee International Limited, Lee Lighting America Ltd., Lee International, Inc. (formerly known as Lee Panavision International, Inc.), MRI International Limited, Hadenfar Limited and Panavision Europe Limited.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "PVI." As of March 21, 1997, there were approximately 1,875 holders of the Company's Common Stock comprised of 37 record holders and 1,838 beneficial owners.

    Since the Company's Common Stock began trading on the NYSE after its initial public offering in November 1996, the high, low and end of year closing sales prices per share have been $24, $20 and $20 3/4, respectively, through December 31, 1996.

    The Company has never paid a cash dividend on its Common Stock and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. The current policy of the Company's Board of Directors is to retain earnings to finance the operations and expansion of the Company's business. In addition, the Company's existing credit agreement restricts the Company's ability to pay dividends to its stockholders. See Note 6 of Notes to the Consolidated Financial Statements of the Company.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data has been derived from the Consolidated Financial Statements that have been audited by Ernst & Young LLP, independent auditors. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

                                                                                  YEAR ENDED DECEMBER 31,
                                                                   ------------------------------------------------------
                                                                    1996(1)     1995(2)     1994       1993       1992
                                                                   ----------  ---------  ---------  ---------  ---------

                                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenue..........................................................  $  124,638  $  95,328  $  77,100  $  66,710  $  62,560
Cost of Sales....................................................      59,473     44,369     40,995     36,432     38,005
                                                                   ----------  ---------  ---------  ---------  ---------
Gross margin.....................................................      65,165     50,959     36,105     30,278     24,555
Selling, general and administrative expenses.....................      30,688     28,486     19,210     18,875     21,648
Research and development expenses................................       4,310      2,986      2,442      2,272      2,000
                                                                   ----------  ---------  ---------  ---------  ---------
Operating income.................................................      30,167     19,487     14,453      9,131        907
Net interest expense.............................................      (7,435)    (5,616)    (5,318)    (5,229)    (5,453)
Net other income (expense) (3)...................................      (1,425)       415        665        183     (1,655)
                                                                   ----------  ---------  ---------  ---------  ---------
Income (loss) before non-controlling partners' interest in PILP
  and income taxes...............................................      21,307     14,286      9,800      4,085     (6,201)
Non-controlling partners' interest in PILP(4)....................      (4,500)    (7,348)      (879)      (327)      (958)
                                                                   ----------  ---------  ---------  ---------  ---------
Income (loss) before income taxes................................      16,807      6,938      8,921      3,758     (7,159)
Income tax (provision) benefit...................................      (3,536)    (1,375)    (1,843)      (453)       686
                                                                   ----------  ---------  ---------  ---------  ---------
                                                                   ----------  ---------  ---------  ---------  ---------
Net income (loss)................................................  $   13,271  $   5,563  $   7,078  $   3,305  $  (6,473)
                                                                   ----------  ---------  ---------  ---------  ---------
                                                                   ----------  ---------  ---------  ---------  ---------
Net income (loss) per common share...............................  $      .84  $     .36  $     .46  $     .22  $    (.42)
                                                                   ----------  ---------  ---------  ---------  ---------
                                                                   ----------  ---------  ---------  ---------  ---------
Shares used in computation.......................................      15,733     15,277     15,277     15,277     15,277

                                                                              DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1996        1995        1994        1993        1992
                                                       ----------  ----------  ----------  ----------  ----------
BALANCE SHEET DATA:
Total assets.........................................  $  176,746  $  165,751  $  149,707  $  140,075  $  138,697
Total current liabilities............................      27,214      25,162      18,230      13,419      13,017
Long-term debt.......................................      55,000     124,678     127,000     131,000     134,500
Stockholders' equity (deficiency)....................      93,018       6,456         922      (6,706)    (10,481)

------------------------

(1) Includes operating results of Lee Lighting Limited since its acquisition effective July 1, 1996.

(2) Includes operating results of Panavision Canada Corporation, a former agent, since its acquisition effective January 20, 1995.

(3) In the fourth quarter of 1996, deferred financing costs in the amount of $1.8 million were written off.

(4) In the Recapitalization, the Company acquired the non-controlling partners' interest in PILP effective May 8, 1996. Accordingly, there will be no further allocation of PILP's income to non-controlling partners.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The Company is a holding company that owns 100% of the non-voting Class A and voting Class B limited partnership units of PILP. All business operations of the Company are conducted within PILP. In May 1996, the Company effected its Recapitalization, pursuant to which all of PILP's outstanding debt and equity securities were acquired. Prior to the Recapitalization, the non-controlling partners owned 70% of the non-voting Class A and 30% of the voting Class B limited partnership units. However, since the non-controlling partners had a deficit in their capital accounts at the formation of PILP, such deficit was allocated entirely to the Company as the general partner of PILP. In addition, PILP's losses for 1991 and 1992 and distributions made by PILP to various taxing authorities on behalf of the non-controlling partners were charged to the Company's capital account. In 1993, 1994 and 1995, as PILP generated earnings before the non-controlling partners' interest, a portion of their interest in those earnings was allocated to the Company's capital account to restore the proportionate amount of the non-controlling partners' deficits and distributions for taxes previously charged to the Company's capital account. The significant increase in the non-controlling partners' interest in PILP from $0.9 million in 1994 to $7.3 million in 1995 reflects the substantial completion of the restoration of the Company's capital account.

    After the Recapitalization, no additional provision for non-controlling partners' interest in PILP will be made in the Company's statement of income.

    In July 1996, the Company acquired Lee Lighting, the largest lighting rental company in the United Kingdom. The acquisition was accounted for using the purchase method of accounting and therefore, only the results of operations of Lee Lighting since the acquisition date are included in the consolidated results of operations of the Company.

RESULTS OF OPERATIONS

    The following discussion and analysis includes the Company's consolidated historical results of operations for 1996, 1995 and 1994.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    Camera rental revenue increased $14.7 million, or 19.6%, to $89.8 million for the year ended December 31, 1996 from $75.1 million for the year ended December 31, 1995. The increase resulted primarily from the rental of newly manufactured camera systems, specialty lenses and accessories to supply the increased demand in the North American and international feature film and commercial markets as well as the North American episodic television market. Revenue also increased as a result of a small increase in rental rates.

    Lighting rental revenue increased $10.8 million to $14.9 million for the year ended December 31, 1996 from $4.1 million for the year ended December 31, 1995. The increase was primarily due to the acquisition of Lee Lighting in July 1996.

    Sales and other revenue increased $3.8 million, or 23.6%, to $19.9 million for the year ended December 31, 1996 from $16.1 million for the year ended December 31, 1995. The increase was primarily due to increased sales of Lee Filters through the Company's U.S. distribution operation, which contributed revenue of approximately $4.4 million.

    Cost of camera rental increased $4.6 million, or 14.1%, to $37.3 million for the year ended December 31, 1996 from $32.7 million for the year ended December 31, 1995. The increase was primarily due to the increase in maintenance, service and labor costs required to service additional rental customers. Additionally, third-party camera agent rental commissions increased as a result of an increase in third-party agent revenue around the world.

    Cost of lighting rental increased $8.1 million to $9.8 million for the year ended December 31, 1996 from $1.7 million for the year ended December 31, 1995. The increase was primarily due to the acquisition of Lee Lighting in July 1996.

    Cost of sales and other increased $2.4 million, or 24.0%, to $12.4 million for the year ended December 31, 1996 from $10.0 million for the year ended December 31, 1995. The increase was primarily due to the increase in sales of Lee Filters and a small increase in the cost of sales in the United Kingdom.

    Gross margin increased $14.2 million, or 27.8%, to $65.2 million for the year ended December 31, 1996 from $51.0 million for the year ended December 31, 1995. The increase was primarily due to the factors discussed above.

    Selling, general and administrative expenses increased $2.2 million, or 7.7%, to $30.7 million for the year ended December 31, 1996 from $28.5 million for the year ended December 31, 1995. The 1996 results include a $1.8 million increase in costs related to the acquisition of Lee Lighting. Corporate general and administrative expenses increased $0.9 million as a result of non-cash compensation for options and shares of Common Stock issued to certain members of senior management. Selling, general and administrative expenses at the other operations decreased by a net $0.4 million as a result of non-recurring charges in 1995 of $1.8 million, relating to an early lease termination for the Company's former corporate headquarters, and $1.7 million, for the write-down of the carrying value of certain real property owned by the Company's U.K. rental operation. These decreases were partially offset by a $3.1 million increase in selling, distribution and other general and administrative expenses to support the increase of business activity at the Woodland Hills, Hollywood, U.K. and Lee Filters operations.

    Research and development expenses increased $1.3 million, or 43.3%, to $4.3 million for the year ended December 31, 1996 from $3.0 million for the year ended December 31, 1995. The increase related to additional personnel costs incurred in connection with the development of a new sync-sound camera system and a digital video assist device. The Company expects research and development costs to continue to increase as the Company hires additional personnel to develop new specialty lenses and accessory products targeted primarily to service the feature film and commercial markets.

    Operating income increased $10.7 million, or 54.9%, to $30.2 million for the year ended December 31, 1996 from $19.5 million for the year ended December 31, 1995. The increase was primarily due to the factors discussed above.

    Net interest expense increased $1.8 million, or 32.1%, to $7.4 million for the year ended December 31, 1996 from $5.6 million for the year ended December 31, 1995. The increase was primarily due to an increase in interest bearing debt and a decrease in interest income due to the decrease in cash resulting from the Recapitalization.

    Net other expense increased $1.8 million to $1.4 million for the year ended December 31, 1996 from net other income of $0.4 million for the year ended December 31, 1995. The increase was due to a one time non-cash charge of $1.8 million to write off deferred financing issuance costs incurred in connection with the Recapitalization.

    Income before income taxes increased $9.9 million, or 143.5%, to $16.8 million for the year ended December 31, 1996 from $6.9 million for the year ended December 31, 1995. The increase was primarily due to the factors discussed above as well as a $2.8 million decrease in the charge for the non-controlling partners' interest to $4.5 million in 1996 from $7.3 million in 1995 resulting from the purchase by the Company of the non-controlling partners' interest in the Recapitalization.

    The effective tax rates for years ended December 31, 1996 and 1995 were 21.0% and 19.8%, respectively, and were lower than the statutory rate principally due to the reduction in the valuation allowance for deferred tax assets.

    Net income increased $7.7 million, or 137.5%, to $13.3 million for the year ended December 31, 1996 from $5.6 million for the year ended December 31, 1995. The increase was primarily due to the factors discussed above.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

    Camera rental revenue increased $13.5 million, or 21.9%, to $75.1 million for the year ended December 31, 1995 from $61.6 million for the year ended December 31, 1994. The increase resulted primarily from the rental of newly manufactured camera systems and specialty lenses to supply the increased demand in the North American and United Kingdom feature film and commercial markets as well as the North American episodic television market. The acquisition of Panavision Canada in January 1995 resulted in increased camera rental revenue of $3.7 million during the year. Revenue also increased as a result of a small increase in rental rates.

    Lighting rental revenue increased $2.9 million to $4.1 million for the year ended December 31, 1995 from $1.2 million for the year ended December 31, 1994. The increase was primarily due to an increase in lighting rental revenue of $3.1 million resulting from the acquisition of Panavision Canada in January 1995, offset by a decrease in lighting rental revenue at the Panavision Florida facility.

    Sales and other revenue increased $1.8 million, or 12.6%, to $16.1 million for the year ended December 31, 1995 from $14.3 million for the year ended December 31, 1994. The increase was primarily due to the increase in Lee Filters' sales of $0.9 million and a $0.4 million increase due to the acquisition of Panavision Canada in January 1995.

    Cost of camera rental increased $1.4 million, or 4.5%, to $32.7 million for the year ended December 31, 1995 from $31.3 million for the year ended December 31, 1994. The increase was primarily due to additional net operating costs relating to Panavision Canada.

    Cost of lighting rental increased $1.0 million to $1.7 million for the year ended December 31, 1995 from $0.7 million for the year ended December 31, 1994. The increase was primarily due to the $0.8 million in additional operating costs relating to Panavision Canada.

    Cost of sales and other increased $1.0 million, or 11.1%, to $10.0 million for the year ended December 31, 1995 from $9.0 million for the year ended December 31, 1994. Of the increase, $0.6 million was due to the increase in Lee Filters cost of sales and $0.3 million was due to the acquisition of Panavision Canada in January 1995.

    Gross margin increased $14.9 million, or 41.3%, to $51.0 million for the year ended December 31, 1995 from $36.1 million for the year ended December 31, 1994. The increase was primarily due to the factors discussed above.

    Selling, general and administrative expenses increased $9.3 million, or 48.4%, to $28.5 million for the year ended December 31, 1995 from $19.2 million for the year ended December 31, 1994. The increase was partially due to non-recurring charges in 1995 including a $1.8 million charge for the early lease termination for the Company's former corporate headquarters and a $1.7 million write-down of the carrying value of certain real property owned by the Company's U.K. rental operation. Additionally, the acquisition of Panavision Canada resulted in a $1.7 million increase in selling, general and administrative expenses. The remaining increase was due to an increase in incentive compensation costs, the acceleration of the amortization of leasehold improvements in the Company's former corporate headquarters and increased marketing costs.

    Research and development expenses increased $0.5 million, or 20.0%, to $3.0 million for the year ended December 31, 1995 from $2.5 million for the year ended December 31, 1994. The increase was due to the addition of staff and other expenses related to the development of a new camera system, specialty lenses and accessories.

    Operating income increased $5.0 million, or 34.5%, to $19.5 million for the year ended December 31, 1995 from $14.5 million for the year ended December 31, 1994. The increase was primarily due to the factors discussed above.

    Net interest expense increased $0.3 million, or 5.7%, to $5.6 million for the year ended December 31, 1995 from $5.3 million for the year ended December 31, 1994. The increase was due to interest expense related to Panavision Canada's credit facility.

    Net other income decreased $0.3 million, or 42.9%, to $0.4 million for the year ended December 31, 1995 from $0.7 million for the year ended December 31, 1994. The decrease was primarily due to minority interest expense of $0.4 million in 1995 resulting from the acquisition of Panavision Canada in January 1995.

    Income before income taxes decreased $2.0 million, or 22.5%, to $6.9 million for the year ended December 31, 1995 from $8.9 million for the year ended December 31, 1994. The decrease was primarily due to the factors discussed above.

    The effective tax rates for the years ended December 31, 1995 and 1994 were 19.8% and 20.7%, respectively, and were lower than the statutory rate principally due to a change in the valuation allowance for deferred tax assets and certain other non-taxable and non-deductible items.

    Net income decreased $1.5 million, or 21.1%, to $5.6 million for the year ended December 31, 1995 from $7.1 million for the year ended December 31, 1994. The decrease was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    In May 1996, the Company effected the Recapitalization, pursuant to which, for a total of $126.1 million in cash, the Company acquired all the equity interests in PILP it did not previously own and retired all of PILP's outstanding debt securities. The Recapitalization was financed by (i) borrowings of $110.0 million under a new credit facility, (ii) $23.0 million from working capital and (iii) loans from Warburg, Pincus and the Company's senior management. In addition, effective July 1, 1996, Warburg, Pincus contributed substantially all of the assets of Lee Lighting to the Company as a capital contribution in the amount of $8.0 million and made an additional capital contribution of $0.8 million in cash.

    The Company completed its initial public offering of 4,025,000 common shares on November 20, 1996 which raised net proceeds of approximately $61.6 million. Of the net proceeds from the offering, $47.0 million were used to repay bank debt and approximately $12.9 million were used to repay subordinated notes and accrued interest payable to Warburg, Pincus and the Company's senior management. The balance of the net proceeds were maintained as working capital for ongoing operations.

    In December 1996, the Company amended and restated its existing credit facility ("the Amended Credit Agreement") which is comprised of a term loan in the amount of $30.0 million and a $70.0 million revolving credit facility. The term loan has a maturity date of December 31, 2002 with an amortization schedule of $5.0 million payable by December 31, 1997 and $1.25 million payable quarterly beginning in March 1998 through December 2002. The revolving credit facility is reduced by approximately $1.8 million quarterly through 1998, and thereafter by approximately $3.9 million each succeeding quarter through December 2002.

    Interest is payable at rates equal to a margin, in excess of the prime rate or LIBOR, which fluctuates directly with the Company's total debt ratio, as defined in the Amended Credit Agreement. The prime rate margin ranges between 0% to 0.75% and the LIBOR margin ranges between 0.75% to 2.0%. At December 31, 1996, the average interest rate for the borrowings outstanding under the Amended Credit Agreement was 6.54% and the principal amount outstanding was $60.0 million.

    The Amended Credit Agreement allows the Company to make one or more acquisitions not exceeding $15.0 million for each acquisition or $40.0 million in the aggregate for all acquisitions without the prior consent of the lender provided that the acquisition target's line of business is similar to that of the Company. This additional flexibility will allow the Company to expand its product offerings more rapidly than in past years. The Company's obligations under the Amended Credit Agreement are secured by substantially all of the Company's assets.

    The Company has entered into two interest rate protection agreements to protect the Company from LIBOR increases. One agreement covering a notional amount of $45.0 million expires on June 10, 1997 and protects the Company from LIBOR increases above 6.44%. The other agreement for a notional amount of $50.0 million expires on June 10, 1998 and protects the Company from LIBOR increases above 7.37%. Since the floor for each of these interest rate protection agreements is 5.50%, in the event of a LIBOR reduction below this floor, there would be no benefit to the Company.

    The Amended Credit Agreement also requires the Company to meet certain financial tests and contains other restrictive covenants, including certain limitations on the Company's ability to incur debt, pay dividends, repurchase its equity securities, sell assets and make investments, acquisitions, dispositions and capital expenditures. The Amended Credit Agreement also requires, upon the occurrence of certain events such as the sale of assets, the issuance of equity securities, the generation of Excess Cash Flow (as defined in the Amended Credit Agreement) and the incurrence of certain indebtedness, that a portion of the loans be repaid. The financial covenants regarding capital expenditures are significantly less restrictive than those included in the Company's credit facility prior to the Recapitalization. The Company does not believe the covenants will materially restrict its ability to make capital expenditures and anticipates making additional capital expenditures to manufacture camera systems at a faster rate in 1997 than in 1996. In 1997, the Company intends to manufacture 72 camera systems compared to 35 manufactured in 1996.

    With the exception of its initial public offering, the Company relies primarily upon cash provided by operations to finance its operations, repay long-term indebtedness and fund capital expenditures primarily for manufacturing camera systems, lenses and accessories and purchasing other rental equipment.

    The following table sets forth certain information from the Company's Consolidated Statements of Cash Flows for the years indicated:

                                                                          YEAR ENDED DECEMBER 31,
                                                                    ------------------------------------
                                                                      1996          1995         1994
                                                                    ---------  --------------  ---------

                                                                               (IN THOUSANDS)
Net cash provided by (used in):
Operating activities..............................................  $  26,432    $   34,317    $  26,379
Investing activities..............................................    (33,472)      (15,699)     (15,449)
Financing activities..............................................    (14,296)       (9,724)      (4,379)

    For the year ended December 31, 1996, cash provided by operating activities was $26.4 million. Net income of $13.3 million, adjusted for depreciation and amortization of $19.2 million and the non-controlling partners' interest in PILP of $4.5 million, provided $37.0 million, which was partially offset by a use of $11.9 million, resulting from the net change in non-cash working capital items, and miscellaneous non-cash items of $(1.4) million. Total investing activities of $33.5 million were comprised of capital expenditures of $27.8 million, offset by $1.4 million of proceeds received from the disposition of certain equipment. The majority of the capital expenditures were used to manufacture camera rental systems and to purchase other rental equipment, with approximately $1.2 million incurred to complete the leasehold improvements at the new facility in Woodland Hills. The net investing activities also reflect a benefit of $1.0 million for cash on the balance sheet of Lee Lighting which was acquired in July 1996. In addition, $8.1 million was used to acquire the non-controlling partners' interest in PILP in connection with the Recapitalization. Cash used in financing activities of $14.3 million was comprised of the reduction in outstanding borrowings in connection with the Recapitalization and $1.5 million of distributions to taxing authorities on behalf of the partners in PILP.

    For the year ended December 31, 1995, cash provided by operating activities was $34.3 million. Net income of $5.6 million, adjusted for depreciation and amortization of $17.5 million, the non-controlling partners' interest in PILP of $7.3 million and the net change in non-cash working capital items of $3.0 million, provided $33.4 million of the total. Total investing activities of $15.7 million were comprised of capital expenditures of $19.5 million, partially offset by $2.2 million of proceeds received from the disposition of certain equipment. Approximately $15.5 million of the capital expenditures were used to manufacture camera rental systems and to purchase other rental equipment and $3.4 million were incurred for leasehold improvements to renovate the Company's new facility in Woodland Hills. The net investing activities also reflect a benefit of $1.6 million for cash on the balance sheet of Panavision Canada, which was acquired in January 1995. Financing activities of $9.7 million were comprised of $7.5 million in repayments of borrowings under the credit facilities existing prior to the Recapitalization and $2.2 million of distributions to taxing authorities on behalf of the partners in PILP.

    The Company intends to use the cash provided by operating activities to make additional capital expenditures to manufacture camera systems and purchase other rental equipment. The Company increased capital expenditures from $19.5 million in 1995 to $27.8 million in 1996 and expects to spend $33.5 million in 1997 in order to significantly increase its production of camera systems and to provide additional rental and capital equipment for Lee Lighting and all other Company operations. The Company increased research and development expenses incurred in developing new rental products from $3.0 million in 1995 to $4.3 million in 1996 and intends to spend $4.7 million in 1997. All research and development expenses and capital expenditures for 1996 were funded by cash flow from operations and the Company expects all such expenditures in 1997 to be funded by cash flow from operations.

    Additional cash flow provided by operating activities will be used to repay debt outstanding under the Amended Credit Agreement. The Company believes that its existing working capital together with borrowings under the Amended Credit Agreement and anticipated cash flow from operating activities will be sufficient to meet its expected operating and capital spending requirements for at least the next year.

SEASONALITY

    The Company's revenue and net income are subject to seasonal fluctuations experienced primarily in the first and second calendar quarters. Feature film and commercial production activity typically reaches its peak in the third and fourth quarters. In North America, episodic television programs cease filming in the second quarter for several months, and typically resume production in August.

IMPACT OF INFLATION

    The Company's results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, the Company believes that the effects of inflation, if any, on its results of operations and financial condition have been minor.

COMPENSATION UNDER STOCK OPTIONS

    In connection with the Recapitalization, the Company has granted stock options to certain members of senior management to acquire 529,875 shares of Common Stock at $1.22 per share. These options will vest in 1998 or 1999 only if certain EBDIT and Free Cash Flow Targets (as defined) are achieved by the Company. Accordingly, these options are being treated as variable options and could result in a significant non-cash compensation charge in 1998 or 1999 if these performance targets are achieved. The per share compensation charge will be equal to the difference between the option exercise price of $1.22 and the quoted market value of the Common Stock in the future when the targets are achieved.

FORWARD-LOOKING STATEMENTS

    Certain plans, objectives, projections and other information regarding future performance and outcomes discussed in this Form 10-K are forward-looking statements that are subject to risks and uncertainty. There can be no assurance that these future results will be achieved. Potential risk and uncertainty which could adversely affect the Company's ability to obtain these results include, without limitation, the following factors:

    - significant reduction in the total number of feature films produced

    - competitive pressures arising from changes in technology, customer requirements and industry standards

    - an increase in expenses related to new product initiatives and product development efforts

    - unfavorable foreign currency fluctuations

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    An index to financial statements and required financial statement schedules is set forth in Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    The information required by Items 10 through 13 is included in the Company's definitive Proxy Statement dated March 31, 1997, under the captions "Election of Directors," "Security Ownership of Certain Beneficial Owners and Management," "Executive Compensation," "Certain Relationships and Related Transactions" and "Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference, pursuant to General Instruction G (3).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) &     The consolidated financial statements and consolidated financial statement
  (2)        schedule filed as part of this Annual Report on Form 10-K can be found beginning on page F-1.
(a)(3)       See (c) below
(b)          Reports on Form 8-K
             None.
(c)          Exhibits
3.1*         Restated Certificate of Incorporation.
3.2*         Restated By-Laws.
4*           Specimen of the Company's Common Stock Certificate.
10.1*        Amended and Restated Stockholders Agreement, dated as of June 12, 1996.
10.2*        Restated and Amended Credit Agreement, dated September 10, 1996, among
             Panavision
             International, L.P., the subsidiary guarantors and the lenders listed therein, and The Chase Manhattan Bank, as Administrative Agent.
10.3*        1996 Stock Option Plan.
10.4*        Employment Agreement, dated as of June 12, 1996, between the Company and
             William C. Scott.
10.5*        Lease, dated June 13, 1995, between the Company and Trizec Warner Inc.
10.6*        Executive Incentive Compensation Plan.
10.7         Second Restated and Amended Credit Agreement, dated December 5, 1996 among
             Panavision International, L.P., the subsidiary guarantors and the lenders listed therein, and The Chase Manhattan Bank, as Administrative Agent.
10.8         First Amended and Restated Stock Option Plan.
11           Computation of earnings per share.
21*          Subsidiaries of the Company.
23           Consent of Ernst & Young LLP, Independent Auditors.
27           Financial Data Schedule.
99.1*        Consent of Martin D. Payson to be named as a director of the Company.

------------------------

* Incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, Registration No. 333-12235.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PANAVISION INC.


Date: March 26, 1997       By:   s/ William C. Scott
                               ----------------------------
                               William C. Scott
                               Chairman of the Board
                               and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

                                President, Chief Operating
     /s/  John S. Farrand       Officer and Director           March 26, 1997
------------------------------
       John S. Farrand

                                Executive Vice President
  /s/  Jeffrey J. Marcketta     and Chief Financial Officer    March 26, 1997
------------------------------
     Jeffrey J. Marcketta

/s/  Christopher M.R. Phillips  Controller                     March 26, 1997
------------------------------
  Christopher M.R. Phillips

     /s/  Sidney Lapidus        Director                       March 26, 1997
------------------------------
        Sidney Lapidus

    /s/  Martin D. Payson       Director                       March 26, 1997
------------------------------
       Martin D. Payson

    /s/  Willis G. Ryckman      Director                       March 26, 1997
------------------------------
      Willis G. Ryckman

     /s/  Joanne R. Wenig       Director                       March 26, 1997
------------------------------
       Joanne R. Wenig

                         INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                               PAGE
                                                                                                            -----------
Report of Ernst & Young LLP, Independent Auditors.........................................................         F-2
Consolidated Statements of Income --Years Ended December 31, 1996, 1995 and 1994..........................         F-3
Consolidated Balance Sheets--December 31, 1996 and December 31, 1995......................................         F-4
Consolidated Statements of Stockholders' Equity--Years Ended December 31, 1996, 1995 and 1994.............         F-5
Consolidated Statements of Cash Flows--Years Ended December 31, 1996, 1995 and 1994.......................         F-6
Notes to Consolidated Financial Statements................................................................         F-7
Financial Statement Schedule:
Schedule II--Valuation and Qualifying Accounts and Reserves...............................................         S-1

    All other schedules are omitted because they are not required by the regulations or related instructions or are not applicable.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Panavision Inc.

    We have audited the accompanying consolidated balance sheets of Panavision Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Panavision Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Los Angeles, California
February 26, 1997

                                PANAVISION INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1996       1995       1994
                                                                                   ---------  ---------  ---------
Camera rental....................................................................  $  89,785  $  75,083  $  61,642
Lighting rental..................................................................     14,917      4,121      1,160
Sales and other..................................................................     19,936     16,124     14,298
                                                                                   ---------  ---------  ---------
Total rental revenue and sales...................................................    124,638     95,328     77,100
Cost of camera rental............................................................     37,276     32,721     31,293
Cost of lighting rental..........................................................      9,847      1,687        749
Cost of sales and other..........................................................     12,350      9,961      8,953
                                                                                   ---------  ---------  ---------
Gross margin.....................................................................     65,165     50,959     36,105
Selling, general and administrative expenses.....................................     30,688     28,486     19,210
Research and development expenses................................................      4,310      2,986      2,442
                                                                                   ---------  ---------  ---------
Operating income.................................................................     30,167     19,487     14,453
Interest income..................................................................        747      1,597        725
Interest expense.................................................................     (8,182)    (7,213)    (6,043)
Foreign exchange gain (loss).....................................................        368        (32)       597
Other, net.......................................................................     (1,793)       447         68
                                                                                   ---------  ---------  ---------
Income before non-controlling partners' interest in PILP and income taxes........     21,307     14,286      9,800
Non-controlling partners' interest in PILP.......................................     (4,500)    (7,348)      (879)
                                                                                   ---------  ---------  ---------
Income before income taxes.......................................................     16,807      6,938      8,921
Income tax provision.............................................................     (3,536)    (1,375)    (1,843)
                                                                                   ---------  ---------  ---------
Net income.......................................................................  $  13,271  $   5,563  $   7,078
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Net income per common share......................................................       $.84       $.36       $.46
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Shares used in computation.......................................................     15,733     15,277     15,277

                            See accompanying notes.

                                PANAVISION INC.

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1996        1995
                                                                                            ----------  ----------
ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $   10,629  $   31,685
  Accounts receivable (net of allowance of $2,500 in 1996 and $2,043 in 1995).............      20,124      13,480
  Inventories.............................................................................       5,182       4,379
  Prepaid expenses and other current assets...............................................       2,596       1,621
                                                                                            ----------  ----------
Total current assets......................................................................      38,531      51,165
Property, plant and equipment, net........................................................     130,441     111,801
Deferred income tax assets................................................................       3,742      --
Other.....................................................................................       4,032       2,785
                                                                                            ----------  ----------
Total assets..............................................................................  $  176,746  $  165,751
                                                                                            ----------  ----------
                                                                                            ----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................  $    6,168  $    9,339
  Accrued liabilities.....................................................................      13,643      11,042
  Current maturities of long-term debt....................................................       5,000       4,274
  Other current liabilities...............................................................       2,403         507
                                                                                            ----------  ----------
Total current liabilities.................................................................      27,214      25,162
Notes payable to affiliates...............................................................      --           7,263
Long-term debt............................................................................      55,000     117,415
Deferred income tax liabilities...........................................................         549       2,409
Other liabilities.........................................................................         965       1,897
Non-controlling partners' interest in PILP................................................      --           5,149
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; 2,000 shares authorized; no shares issued and
    outstanding...........................................................................      --          --
  Common stock, $.01 par value; 50,000 shares authorized; 18,155 shares issued and outstanding at December 31, 1996, and 13,706 shares issued and outstanding at December
    31, 1995..............................................................................         181         137
  Additional paid-in capital..............................................................      76,109       4,863
  Retained earnings.......................................................................      14,975       1,704
  Foreign currency translation adjustment.................................................       1,753        (248)
                                                                                            ----------  ----------
    Total stockholders' equity............................................................      93,018       6,456
                                                                                            ----------  ----------
Total liabilities and stockholders' equity................................................  $  176,746  $  165,751
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                            See accompanying notes.

                                PANAVISION INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                     COMMON STOCK                                    CUMULATIVE
                                              --------------------------                 RETAINED      FOREIGN
                                              SHARES ISSUED               ADDITIONAL     EARNINGS     CURRENCY    STOCKHOLDERS'
                                                   AND                      PAID-IN    (ACCUMULATED  TRANSLATION     EQUITY
                                               OUTSTANDING     AMOUNT       CAPITAL      DEFICIT)    ADJUSTMENT   (DEFICIENCY)
                                              -------------  -----------  -----------  ------------  -----------  ------------
Balance at January 1, 1994..................       13,706     $     137    $   4,863    $  (10,937)   $    (769)   $   (6,706)
  Net income................................           --            --           --         7,078           --         7,078
  Foreign currency translation adjustment...           --            --           --            --          550           550
                                                   ------         -----   -----------  ------------  -----------  ------------
Balance at December 31, 1994................       13,706           137        4,863        (3,859)        (219)          922
  Net income................................           --            --           --         5,563           --         5,563
  Foreign currency translation adjustment...           --            --           --            --          (29)          (29)
                                                   ------         -----   -----------  ------------  -----------  ------------
Balance at December 31, 1995................       13,706           137        4,863         1,704         (248)        6,456
  Net income................................           --            --           --        13,271           --        13,271
  Compensation recorded in connection with
    shares issued to officers...............          424             4          891            --           --           895
  Net proceeds from initial public
    offering................................        4,025            40       61,585            --           --        61,625
  Contribution of Lee Lighting assets.......           --            --        8,000            --           --         8,000
  Contribution from parent..................           --            --          770            --           --           770
  Foreign currency translation adjustment...           --            --           --            --        2,001         2,001
                                                   ------         -----   -----------  ------------  -----------  ------------
Balance at December 31, 1996................       18,155     $     181    $  76,109    $   14,975    $   1,753    $   93,018
                                                   ------         -----   -----------  ------------  -----------  ------------
                                                   ------         -----   -----------  ------------  -----------  ------------

                            See accompanying notes.

                                PANAVISION INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                     1996       1995       1994
                                                                                  ----------  ---------  ---------
OPERATING ACTIVITIES
Net income......................................................................  $   13,271  $   5,563  $   7,078
Adjustments to derive net cash provided by operating activities:
    Depreciation and amortization...............................................      19,203     17,479     15,031
    Deferred interest...........................................................         (88)      (264)       (44)
    Deferred income taxes.......................................................      (2,031)       620      1,241
    (Gain) loss on sale of property and equipment...............................        (928)       597       (647)
    Non-controlling partners' interest in PILP..................................       4,500      7,348        879
    Stock compensation expense..................................................         895     --         --
    Changes in operating assets and liabilities, net of the effect of acquisitions:
      Accounts receivable.......................................................      (6,644)    (1,498)    (2,286)
      Inventories...............................................................        (147)    (1,138)      (318)
      Prepaid expenses and other current assets.................................        (377)        17        909
      Accounts payable..........................................................      (4,004)     3,629        947
      Accrued liabilities.......................................................         683      1,484      3,355
    Other, net..................................................................       2,099        480        234
                                                                                  ----------  ---------  ---------
Net cash provided by operating activities.......................................      26,432     34,317     26,379
INVESTING ACTIVITIES
Acquisition of non-controlling partners' interest in PILP.......................      (8,126)    --         --
Capital expenditures............................................................     (27,816)   (19,454)   (16,251)
Proceeds from dispositions of equipment.........................................       1,444      2,139      1,252
Cash acquired in Panavision Canada Corp. acquisition............................      --          1,616     --
Cash acquired in Lee Lighting, Ltd. acquisition.................................       1,026     --         --
Other...........................................................................      --         --           (450)
                                                                                  ----------  ---------  ---------
Net cash used in investing activities...........................................     (33,472)   (15,699)   (15,449)
FINANCING ACTIVITIES
Deferred financing costs........................................................      (1,469)    --         --
Distributions to non-controlling partners in PILP...............................      (1,523)    (2,199)      (879)
Borrowings under notes payable..................................................     110,000     --         --
Repayments of notes payable.....................................................    (176,166)    (7,525)    (3,500)
Net proceeds from initial public offering.......................................      61,625     --         --
Contribution from parent........................................................         770     --         --
Notes payable to affiliates.....................................................      (7,533)    --         --
                                                                                  ----------  ---------  ---------
Net cash used in financing activities...........................................     (14,296)    (9,724)    (4,379)
Effect of exchange rate changes on cash.........................................         280         57         65
                                                                                  ----------  ---------  ---------
Net increase (decrease) in cash and cash equivalents............................     (21,056)     8,951      6,616
Cash and cash equivalents at beginning of period................................      31,685     22,734     16,118
                                                                                  ----------  ---------  ---------
Cash and cash equivalents at end of period......................................  $   10,629  $  31,685  $  22,734
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid during the period.................................................  $    8,670  $   7,490  $   5,892
Income taxes paid during the period.............................................  $    4,267  $   1,075  $     565

------------------------

During 1996, Warburg, Pincus acquired substantially all of the assets of Lee Lighting and contributed them in a non-cash transaction to the Company (see Note
14).

                            See accompanying notes.

                                PANAVISION INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

    Panavision Inc. (Panavision or the Company), a majority owned subsidiary of Warburg, Pincus Capital Company, L.P. (Warburg, Pincus or Parent), commenced operations effective June 1, 1991. Prior to the May 1996 recapitalization transaction described below, Panavision owned 100% of the general partnership interests, 30% of the non-voting Class A limited partnership interests and 70% of the voting Class B limited partnership interests in Panavision International, L.P. (PILP), a Delaware limited partnership. PILP was formed effective June 1, 1991 to own and operate the camera rental and lighting filters business previously owned by Lee International Inc. (LII), an affiliated company. This transaction was recorded on a historical cost basis. All of the Company's operations are conducted through PILP and its subsidiaries.

    The consolidated financial statements include the accounts of Panavision, PILP and PILP's majority-owned subsidiaries. All significant intercompany amounts and transactions have been eliminated.

    Panavision is a leading designer and manufacturer of high-precision motion picture camera systems, including lenses and accessories, for use in the film and television industries. The Company rents its products through its owned and operated facilities in the United States, Canada, United Kingdom and a worldwide agent network. In addition to manufacturing and renting camera systems, the Company also rents lighting, lighting grip, power generation and related transportation equipment and sells lighting filters.

RECAPITALIZATION

    In May 1996, the Company effected a recapitalization (the Recapitalization), pursuant to which it acquired all of PILP's limited partnership units it did not previously own and retired all of PILP's outstanding debt securities, other than those owned by Warburg, Pincus, for a total of $126.1 million in cash. As part of the Recapitalization, Warburg, Pincus and senior management loaned the Company $12.5 million in the form of subordinated debt, and the Company borrowed $110.0 million through a credit arrangement with a group of banks (see Note 6). The balance of the funds required came from the Company's cash on hand. As a result of the Recapitalization, the Company owns all of the general and limited partnership units in PILP. During November 1996 the Company completed an initial public offering of its common stock. A portion of the offering proceeds were used to retire the loans from Warburg, Pincus and senior management. The remainder was contributed to PILP and used to pay down a portion of the Company's bank borrowings.

NON-CONTROLLING PARTNERS' INTEREST IN PILP

    The non-controlling partners' interest in PILP represents 70% of the non-voting Class A limited partnership units and the 30% voting Class B limited partnership units which Panavision did not own prior to the Recapitalization. The PILP partnership agreement included provisions for the allocation of the partnership earnings and losses between Panavision and the non-controlling partners. However, since the non-controlling partners had a deficit in the partnership capital accounts as of the inception of PILP, such deficit was allocated to Panavision, as were PILP's losses for 1991 and 1992. Certain other distributions made by PILP in each year for tax payments, have all been charged against Panavision's interest in PILP

                                PANAVISION INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) and as a reduction of income in the accompanying consolidated financial statements. Accordingly, as required under generally accepted accounting principles, the non-controlling partners' share of PILP's income for 1993, 1994 and 1995 has been reduced to the extent of such deficit, losses and distributions. As previously described, in connection with the Recapitalization, Panavision has acquired the non-controlling partners' equity in PILP.

TRANSLATION OF FOREIGN CURRENCIES

    The functional currency for the Company's foreign subsidiaries is the local currency. All assets and liabilities denominated in foreign functional currencies are translated into U.S. dollars at rates of exchange in effect at the balance sheet date. Income statement items are translated at the average rate of exchange prevailing during the period. Translation gains and losses are recorded as a separate component of stockholders' equity. Gains and losses resulting from transactions in other than functional currencies are reflected in net income.

CASH EQUIVALENTS

    The Company considers all highly liquid debt instruments purchased with original maturity dates of three months or less and investments in money market funds to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

INVENTORIES

    Inventories are valued at the lower of cost or market value and are determined principally under the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment, including rental equipment, are stated at cost. Maintenance and repairs are charged to expense as incurred. Additions, improvements and replacements that extend asset life are capitalized.

    Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the useful life of the related asset or the remaining lease term. Cost and accumulated depreciation applicable to assets retired or otherwise disposed of are eliminated from the accounts, and any gain or loss on such disposition is reflected in income.

    Depreciation is provided principally over the following useful lives:

Buildings and improvements....................................  10--30 years
Rental assets.................................................  5--15 years
Machinery and equipment.......................................  5--10 years
Furniture and fixtures........................................  5--10 years

                                PANAVISION INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INCOME TAXES

    Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" (see Note 5). Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. It is the Company's policy to not provide U.S. federal income taxes on undistributed earnings of foreign subsidiaries, as such earnings, if any, are intended to be permanently reinvested in those operations. As of December 31, 1996, there are no material accumulated foreign earnings. The Company's pretax income from foreign operations for 1996, 1995 and 1994 was $4,601,000, $2,719,000 and
$1,106,000, respectively.

CONCENTRATION OF CREDIT RISK

    Most of the Company's customers are in the entertainment industry. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The Company does not generally require collateral. Actual losses and allowances have been within management's expectations.

REVENUE RECOGNITION

    Rental revenue is recognized over the related equipment rental period. Sales revenue is recognized upon shipment. Returns and allowances, which have not been significant, are provided for in the period of sale.

ACCOUNTING FOR LONG-LIVED ASSETS

    Prior to the adoption of the Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), the Company recorded an impairment loss of $1.7 million during the year ended December 31, 1995 with respect to certain real property owned by its U.K. rental operation. Effective January 1, 1996, the Company has adopted SFAS 121. Long-lived assets, such as buildings, equipment and identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of these assets may not be recoverable. With the exception of the impairment loss recognized during 1995 as described above, current and prior period financial statements have not been affected by the adoption of SFAS 121.

EARNINGS PER SHARE

    Earnings per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Additionally, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, all common and common equivalent shares issued by the Company at an exercise price below the initial public offering price during the twelve-month period prior to the offering have been included in the calculation as if they were outstanding for all periods presented under the treasury stock method. Variable options for 529,875 shares of common stock which vest only if certain EBDIT targets (as defined) are achieved in 1998 and 1999 have been excluded from the computation because their inclusion would be antidilutive.

                                PANAVISION INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
STOCK-BASED BENEFITS

    Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), requires that stock awards granted subsequent to January 1, 1995 be recognized as compensation expense based on their fair value at the date of grant. Alternatively, a company may use APB 25 "Accounting for Stock Issued to Employees," and disclose the pro forma income amount which would have resulted from recognizing such awards at their fair value. The Company will continue to account for stock-based compensation expense under APB 25 and make the required pro forma disclosures for compensation.

USE OF ESTIMATES AND ASSUMPTIONS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

2. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following (in thousands):

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1996        1995
                                                                        ----------  ----------
Land..................................................................  $      856  $      777
Buildings and improvements............................................       9,015       6,944
Rental assets.........................................................     217,785     185,986
Machinery and equipment...............................................      11,033       8,350
Furniture and fixtures................................................       3,820       2,704
Construction-in-progress..............................................      --           3,390
Other.................................................................       1,214         791
                                                                        ----------  ----------
                                                                           243,723     208,942
Less accumulated depreciation and amortization........................     113,282      97,141
                                                                        ----------  ----------
                                                                        $  130,441  $  111,801
                                                                        ----------  ----------
                                                                        ----------  ----------

    Construction-in-progress represents assets constructed in conjunction with the Company's relocation of its primary operating facilities in June 1996.

                                PANAVISION INC.

3. INVENTORIES

    Inventories consist of the following (in thousands):

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1996       1995
                                                                             ---------  ---------
Finished goods.............................................................  $   2,008  $   1,853
Work-in-process............................................................         99         61
Component parts............................................................      1,586      1,236
Supplies...................................................................      1,489      1,229
                                                                             ---------  ---------
                                                                             $   5,182  $   4,379
                                                                             ---------  ---------
                                                                             ---------  ---------

4. ACCRUED LIABILITIES

    Accrued liabilities consist of the following (in thousands):

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1996       1995
                                                                          ---------  ---------
Interest payable........................................................  $     294  $     675
Professional fees.......................................................      2,015        809
Taxes other than income taxes...........................................        555        330
Payroll and related costs...............................................      4,571      5,058
Customer deposits.......................................................        174         64
Accrued marketing and other.............................................      6,034      4,106
                                                                          ---------  ---------
                                                                          $  13,643  $  11,042
                                                                          ---------  ---------
                                                                          ---------  ---------

5. INCOME TAXES

    The provision for income taxes includes the following (in thousands):

                                                                            DECEMBER 31,
                                                                   -------------------------------
                                                                     1996       1995       1994
                                                                   ---------  ---------  ---------
Current provision:
  Federal........................................................  $   3,559  $     515  $     300
  State..........................................................        727        154        107
  Foreign........................................................      1,281         86        195
                                                                   ---------  ---------  ---------
Total current provision..........................................      5,567        755        602
                                                                   ---------  ---------  ---------
Deferred provision:
  Federal........................................................     (1,372)       537        711
  State..........................................................       (730)        83        195
  Foreign........................................................         71     --            335
                                                                   ---------  ---------  ---------
Total deferred provision.........................................     (2,031)       620      1,241
                                                                   ---------  ---------  ---------
                                                                   $   3,536  $   1,375  $   1,843
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

                                PANAVISION INC.

5. INCOME TAXES (CONTINUED)
    A reconciliation from the provision for income taxes based on the federal statutory rate of 35% to the actual rate follows:

                                                                                                 DECEMBER 31,
                                                                                        -------------------------------
                                                                                          1996       1995       1994
                                                                                        ---------  ---------  ---------
Statutory rate applied to income before income taxes..................................       35.0%      35.0%      35.0%
State income taxes, net of federal income tax benefit.................................        4.3        2.2        5.1
Reduction of valuation allowance......................................................      (27.0)      (3.7)     (29.5)
Non-deductible (non-taxable) differences in allocation of earnings to non-controlling
  partners............................................................................        9.0      (14.9)       3.4
Other non-deductible expenses.........................................................     --            1.2        5.8
Other, net............................................................................        (.3)    --            0.9
                                                                                        ---------  ---------  ---------
                                                                                             21.0%      19.8%      20.7%
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------

    Deferred income taxes reflect the net tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows (in thousands):

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1996       1995
                                                                           ---------  ---------
Deferred tax assets:
  Domestic net operating loss carryforwards..............................  $   2,736  $   1,169
  Foreign net operating loss carryforwards...............................      1,359      3,464
  Tax credit carryforwards (primarily alternative minimum tax credits)...      9,503      1,830
  Expense accruals.......................................................      1,911      1,613
  Other..................................................................        172         76
  State income taxes.....................................................     --            115
                                                                           ---------  ---------
Total deferred tax assets................................................     15,681      8,267
Valuation allowance......................................................     (6,557)    (4,471)
                                                                           ---------  ---------
Net deferred tax assets..................................................      9,124      3,796
Deferred tax liabilities:
  Fixed assets...........................................................     (5,874)    (3,067)
  Differences in allocations of income to non-controlling partners.......     --         (3,138)
  State income taxes.....................................................        (57)    --
                                                                           ---------  ---------
Total deferred tax liabilities...........................................     (5,931)    (6,205)
                                                                           ---------  ---------
Net deferred tax (liabilities) assets....................................  $   3,193  $  (2,409)
                                                                           ---------  ---------
                                                                           ---------  ---------

    In connection with the Recapitalization, federal net operating loss (NOL) carryforwards of $11,343,000, which expire from 2006 to 2009, alternative minimum tax (AMT) credit carryforwards of $3,444,000, which may be used indefinitely, and foreign tax credit (FTC) carryforwards of $956,000, which

                                PANAVISION INC.

5. INCOME TAXES (CONTINUED)
expire from 1996 to 2000, became available to the Company. All such tax attributes are subject to annual limitations under Internal Revenue Code (the
Code) Section 382.

    The Company has assessed the realizability of all of its tax attributes, including those which became available as a result of the Recapitalization, and has accordingly adjusted the valuation allowance as of December 31, 1996. The Company's assessment took into account the limitations on the deductibility of tax attributes under Section 382 and the alternative minimum tax provisions of the Code, as well as the uncertainty of realizing taxable income in certain foreign jurisdictions. In 1996, there was a net increase in the valuation allowance of $2,086,000. The net increase is a result of recognition of a valuation allowance related to deferred tax assets acquired in connection with the Recapitalization partially offset by current realization of previously unbenefitted NOLs. In 1995, there was a net decrease in the valuation reserve of $256,000.

    At December 31, 1996, the Company had the following tax attributes available (in thousands):

                                                       AMOUNT         EXPIRING YEARS
                                                      ---------  ------------------------
Federal NOL.........................................  $   7,817        2006 to 2009
AMT.................................................  $   6,344   Available indefinitely
FTC.................................................  $   1,414        1997 to 2000
State AMT...........................................  $   1,359   Available indefinitely

6. LONG-TERM DEBT

    As part of the Company's Recapitalization, as described in Note 1, effective May 1996, all of the Company's then outstanding notes to banks were repaid for a total of $126.1 million in cash. Such notes had average effective interest rates ranging from 0% to 8% and original scheduled maturity dates ranging from June 1999 through June 2001.

    In conjunction with the Recapitalization, the Company entered into a credit agreement (the Credit Agreement) which provided for a term loan in the amount of $100 million (Term Loan A and Term Loan B for $50 million each) and a revolving credit loan of up to $20 million. Interest was payable at rates equal to a margin in excess of the prime rate or LIBOR.

    Under the Credit Agreement, the Company entered into two interest rate protection agreements to guard the Company from LIBOR increases. The agreement for a notional amount of $50 million expires on June 10, 1998 and protects the Company from LIBOR increases beyond 7.37%. The agreement covering a notional amount of $45 million expires on June 10, 1997 and protects the Company from LIBOR increases beyond 6.44%.

    As part of the Company's Recapitalization, effective December 1996, $47 million of the Company's then outstanding notes to banks were repaid. In connection therewith, deferred financing costs in the amount of $1.8 million were written off during the fourth quarter. Concurrently, the Company entered into an amended credit agreement (the Amended Credit Agreement) which provides for a term loan (Term Loan) in the amount of $30 million and a revolving credit loan (Revolving Loan) of up to $70 million. Borrowings under the Amended Credit Agreement at December 31, 1996 were $60 million. Interest is payable at rates equal to a margin in excess of the prime rate or LIBOR. The amount of this margin fluctuates directly with the Company's "Total Debt Ratio", as defined. The prime rate margin ranges are from 0% to .75% for the Term Loan and the Revolving Loan. LIBOR margin ranges are from .75% to

                                PANAVISION INC.

6. LONG-TERM DEBT (CONTINUED)
2.00% for the Term Loan and the Revolving Loan. Principal repayments under the Amended Credit Agreement are payable quarterly beginning December 1997 through December 2002. At December 31, 1996, the interest rate under the Amended Credit Agreement was 6.54%. The Company believes the carrying value of its amounts payable under the Amended Credit Agreement approximate fair value based upon current yields for debt issues of similar quality and terms.

    The following sets forth the aggregate principal maturities of the Company's debt during the twelve month periods ending December 31st (in thousands):

1997...............................................................  $   5,000
1998...............................................................      5,000
1999...............................................................      5,000
2000...............................................................      5,000
2001...............................................................      5,000
Thereafter.........................................................     35,000
                                                                     ---------
                                                                     $  60,000
                                                                     ---------
                                                                     ---------

    The Company's obligations under the Amended Credit Agreement are secured by substantially all of the Company's assets. The Amended Credit Agreement requires that the Company meet certain financial tests and contains other restrictive covenants including maintaining certain total debt ratio and interest coverage ratio levels. In addition, the Company's ability to pay dividends to its stockholders is restricted by this agreement.

    As of December 31, 1996, the Company was in compliance with all financial covenants of the Amended Credit Agreement.

    Notes payable to affiliates consisted of amounts due to Warburg, Pincus and the Company's senior management and had interest at 6.83%. These notes plus accrued interest were repaid upon the completion of the Company's initial public offering of common stock.

7. COMMON STOCK

    The Board of Directors, in May and November of 1996, declared a 90:1 stock split and a 1413:1 stock split, respectively, of the Company's common stock. All applicable share and per share amounts have been adjusted for these stock splits.

8. STOCK OPTION PLAN

    In connection with the Recapitalization, the Board of Directors adopted a stock option plan (the Plan) which is open to participation by directors, officers, consultants, and other key employees of the Company or of its subsidiaries and certain other key persons. The Plan provides for the issuance of incentive and nonqualified stock options under the Code. An aggregate of 2,190,150 shares of common stock are reserved for issuance under the Plan. No options have been exercised under the Plan as of December 31, 1996. The options were granted for a term of ten years, five years in the case of incentive options. If an incentive stock option is granted to an individual owning more than 10% of the total combined voting power of all stock, the exercise price of the option may not be less than 110% of the fair

                                PANAVISION INC.

8. STOCK OPTION PLAN (CONTINUED)
market value of the underlying shares on the date of grant and the term of the option may not exceed five years.

    The Plan provides that the aggregate fair market value (determined as of the time the option is granted) of the common stock with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000.

    In connection with the Recapitalization, certain members of management were granted nonqualified options for an aggregate of 1,766,250 shares of common stock exercisable at $1.22 per share. Options for 1,236,375 shares will vest at the end of eight years from the date of grant and could vest sooner if certain performance targets are met as described below:

- Options for 353,250 shares vested upon the successful completion of the initial public offering of common stock in November 1996.

- Options for 300,263 shares vested upon achievement by the Company of EBDIT (as defined) in excess of $46.2 million for the year ended December 31, 1996.

- Options for up to 300,262 shares and 282,600 shares will vest if the Company achieves EBDIT (as defined) of $50.4 million and $55.2 million, respectively, or Free Cash Flow (as defined) of $30.7 million and $34.0 million, respectively, during its years ending December 31, 1997 and 1998, respectively.

    The exercise price of these options was less than the deemed fair market value of the Company's common stock on the date of grant and accordingly the Company recorded an aggregate non-cash compensation charge of $280,000 for the year ended December 31, 1996.

    Options for the remaining 529,875 shares will only vest if the Company achieves EBDIT (as defined) of $62.0 million in its year ending December 31, 1998 or the lower amount of $65.0 million or a 10% increase of its actual 1998 EBDIT (as defined) in its year ending December 31, 1999. These options are being accounted for as variable options, and the Company will record additional non-cash compensation charges in 1998 or 1999 if the achievement of these performance targets becomes probable. The per share compensation charge will be equal to the difference between the option exercise price of $1.22 and the quoted market value of the common stock in the future when the targets are achieved.

    In connection with the successful completion of the Company's initial public offering, certain members of management and key employees were granted options to purchase an aggregate of 369,000 shares of common stock. The exercise price of these options is equal to the initial public offering price of $17.00 per share. The options vest over a period of five years at 20% per year beginning on the first anniversary of the initial public offering, November 20, 1997.

    If the Company recognized employee stock option-related compensation expense in accordance with SFAS 123 and used the Black-Scholes option valuation model for determining the weighted average fair value of options granted during 1996, its pro forma net income and pro forma net income per common share would have been $13,258,000 and $.84, respectively. For purposes of the pro forma expense, the weighted average fair value of the options is amortized over the vesting period. The pro forma effect on net income for 1996 may not be representative of future years' impact. The weighted average fair value of

                                PANAVISION INC.

8. STOCK OPTION PLAN (CONTINUED)
$1.35 for stock option grants was estimated at the date of grant using the following assumptions and the Black-Scholes option valuation model.

                                                                                        1996
                                                                                      ---------
Risk-free interest rate.............................................................      6.19%
Expected life.......................................................................    5 years
Expected volatility.................................................................        .17
Expected dividend yield.............................................................      0.00%

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's stock options have characteristics significantly different from those of traded options such as vesting restrictions and non-transferability of options. In addition, the assumptions used in option valuation models are subjective, particularly the expected stock price volatility for the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not provide a reliable single measure of the fair value of its employee stock options.

    In connection with the Recapitalization (see Note 1), the Company issued 423,900 shares of common stock to certain members of management. The Company has recorded compensation expense in the amount of $615,000 during the twelve months ended December 31, 1996. The compensation expense represents the Company's best estimate of the fair market value of the stock as of the date of issuance, based in part on value attributed to the equity securities of PILP which were acquired in the Recapitalization, in an arms-length transaction.

9. EMPLOYEE BENEFIT PLANS

    The Company sponsors a defined contribution 401(k) plan covering a majority of its domestic employees. Eligible employees may contribute from 1% to 16% of their base compensation. The Company makes matching contributions equal to 75% of employee before-tax contributions from 1% to 6%. For the years ended December 31, 1996, 1995 and 1994, the Company recorded expense of $590,000, $503,000, and
$453,000, respectively, related to the 401(k) plan.

    In addition, the Company sponsors a defined contribution retirement plan, which covers certain foreign employees. Participating employees contribute from 5% to 15% of their base compensation. The Company contributes 13.4% of base compensation for participating employees regardless of their level of contribution. For the years ended December 31, 1996, 1995 and 1994, the Company expensed $440,000, $189,000 and $136,000, respectively, representing the Company's contributions.

                                PANAVISION INC.

10. GEOGRAPHICAL INFORMATION

    Information as to the Company's operations in different geographical areas is as follows (in thousands):

                                                   UNITED
                                                   STATES    UNITED KINGDOM   OTHER(1)   ELIMINATIONS    TOTAL
                                                 ----------  ---------------  ---------  ------------  ----------
DECEMBER 31, 1996
Revenues.......................................  $   86,435     $  38,267     $  14,768   $  (14,832)  $  124,638
Operating income...............................  $   28,514     $   6,191     $   6,291   $  (10,829)  $   30,167
Identifiable assets............................  $  144,566     $  31,991     $  10,342   $  (10,153)  $  176,746
DECEMBER 31, 1995
Revenues.......................................  $   68,102     $  23,004     $  14,227   $  (10,005)  $   95,328
Operating income...............................  $   17,996     $   3,492     $   5,877   $   (7,878)  $   19,487
Identifiable assets............................  $  145,300     $  17,708     $  10,420   $   (7,677)  $  165,751
DECEMBER 31, 1994
Revenues.......................................  $   58,389     $  20,523     $   2,180   $   (3,992)  $   77,100
Operating income...............................  $   14,350     $   3,724     $     (20)  $   (3,601)  $   14,453
Identifiable assets............................  $  137,845     $  23,868     $   1,093   $  (13,099)  $  149,707

------------------------

(1) Principally comprised of the Company's 85% owned subsidiary in Canada which was acquired in January 1995 (see Note 14).

11. COMMITMENTS AND CONTINGENCIES

    The Company leases real estate, equipment, and vehicles under noncancelable operating leases. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more are presented below (in thousands):

1997...............................................................  $   2,463
1998...............................................................      3,129
1999...............................................................      2,385
2000...............................................................      2,265
2001...............................................................      2,343
Thereafter.........................................................     21,181
                                                                     ---------
                                                                     $  33,766
                                                                     ---------
                                                                     ---------

    In June 1995, the Company entered into a 16-year lease for its principal operating facility in Woodland Hills, California; the Company relocated to this facility during June 1996. In connection with this new lease, the Company negotiated a settlement for its existing leases covering its prior operating facility and recorded a $1,800,000 charge during 1995 representing the cost of the settlement.

    During the years ended December 31, 1996, 1995 and 1994, rental expense under operating leases was $3,190,000, $2,274,000 and $1,811,000, respectively.

    The Company and its subsidiaries are defendants in actions for matters arising out of normal business operations. The Company does not believe that any such proceedings currently pending will have a materially adverse effect on its consolidated financial position, results of operations, or cash flows.

                                PANAVISION INC.

12. RELATED PARTY TRANSACTIONS

    In accordance with an agreement, certain administrative services have been provided by the Company to LII. The amount received by the Company from LII was $510,000, $687,000 and $854,000 for the years ended December 31, 1996, 1995 and
1994, respectively. The amounts received have been offset against selling, general and administrative expenses in the accompanying consolidated statements of income. The agreement with LII expired on September 30, 1996.

    Included in other assets at December 31, 1996 and 1995, is a loan receivable of $450,000 due in 2003 from Pany Rental, Inc. (dba Panavision New York), an agent in which the Company acquired a one-third interest during 1994.

    The Company also has a note due from an officer in the amount of $540,000 which is included in other assets. All accrued interest has been paid as of December 31, 1996. This amount, which is due upon demand, is secured by real property and bears interest at 7.04% per annum.

13. QUARTERLY OPERATING DATA (UNAUDITED)

    The following is a summary of unaudited quarterly results of operations (in thousands, except per share data) :

                                                                                          QUARTER
                                                                        --------------------------------------------
                                                                          FIRST     SECOND    THIRD(1)    FOURTH(2)
                                                                        ---------  ---------  ---------  -----------
YEAR ENDED DECEMBER 31, 1996
Net rental revenue and sales..........................................  $  25,165  $  24,095  $  35,790   $  39,588
Gross margin..........................................................     13,569     12,356     19,046      20,194
Net income............................................................      1,196      1,231      5,671       5,173
Net income per share..................................................  $     .08  $     .09  $     .37   $     .30
                                                                        ---------  ---------  ---------  -----------
                                                                        ---------  ---------  ---------  -----------
YEAR ENDED DECEMBER 31, 1995
Net rental revenue and sales..........................................  $  21,685  $  23,012  $  24,781   $  25,850
Gross margin..........................................................     11,255     11,714     13,891      14,099
Net income (loss).....................................................      2,545       (740)     2,630       1,128
Net income (loss) per share...........................................  $     .17  $    (.05) $     .17   $     .07
                                                                        ---------  ---------  ---------  -----------
                                                                        ---------  ---------  ---------  -----------

------------------------

(1) The third quarter of 1996 includes the operating results of Lee Lighting since its acquisition effective July 1, 1996 (see Note 14).

(2) In connection with the refinancing of the Company's debt, the Company wrote off $1.8 million of deferred financing costs in the fourth quarter of 1996.

14. BUSINESS COMBINATIONS

    On January 20, 1995, the Company completed its acquisition of all of the outstanding stock of Panavision Canada Corporation, "Panavision Canada" (a former agent), for $177,000. The assignment of the purchase price among identifiable tangible and intangible assets was based on analysis of fair values of those assets. The fair values of the identifiable tangible and intangible assets acquired, net of liabilities assumed, exceeded the purchase price, and accordingly the values of fixed assets were reduced on a pro rata basis. This business combination has been accounted for using the purchase method of accounting.

                                PANAVISION INC.

14. BUSINESS COMBINATIONS (CONTINUED)
Therefore, the operating results of Panavision Canada are included in the consolidated financial statements from January 20, 1995. Unaudited pro forma revenue, net income and net income per share for the Company in 1994 would have increased by $7,535,000, $1,608,000 and $.11, respectively, if Panavision Canada had been acquired at the beginning of that year.

    Effective July 1, 1996, Warburg, Pincus acquired substantially all of the assets of Lee Lighting and contributed them to Panavision. The purchase price of $8.0 million approximates the net book value of the assets acquired. Lee Lighting rents lighting equipment, mobile generators and distribution equipment and sells lighting consumables for the production of feature films, television programs and other filmed entertainment.

    The acquisition of Lee Lighting has been recorded under the purchase method of accounting and its operating results have been included in the Company's consolidated financial statements since the acquisition date of July 1, 1996. The purchase price has been allocated to the following net assets acquired based on their respective fair market values (in thousands):

Cash and equivalents................................................  $   1,026
Inventories.........................................................        656
Prepaids and other..................................................        598
Property and equipment..............................................      8,671
Accounts payable and accrued liabilities............................     (2,951)
                                                                      ---------
                                                                      $   8,000
                                                                      ---------
                                                                      ---------

    Unaudited pro forma revenue, net income and net income per share for the Company would have increased by $19,749,000, $1,204,000, and $.08, respectively, for 1995 and by $10,400,000, $605,000 and $.04, respectively, for 1996 had the
Lee Lighting acquisition occurred at the beginning of each respective period.

                                PANAVISION INC.

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                        BEGINNING     AMOUNTS      BALANCES      ENDING
                                                                         BALANCE     RESERVED     WRITTEN OFF    BALANCE
                                                                       -----------  -----------  -------------  ---------
                                                                                          (IN THOUSANDS)
December 31, 1996....................................................   $   2,043    $   1,376     $     919    $   2,500
December 31, 1995....................................................   $   1,772    $     829     $     558    $   2,043
December 31, 1994....................................................   $   1,597    $     663     $     488    $   1,772

                                 EXHIBIT INDEX

3.1*       Restated Certificate of Incorporation.

3.2*       Restated By-Laws.

4*         Specimen of the Company's Common Stock Certificate.

10.1*      Amended and Restated Stockholders Agreement, dated as of June 12, 1996.

           Restated and Amended Credit Agreement, dated September 10, 1996, among Panavision
           International, L.P., the subsidiary guarantors and the lenders listed therein, and
10.2*      The Chase Manhattan Bank, as Administrative Agent.

10.3*      1996 Stock Option Plan.

           Employment Agreement, dated as of June 12, 1996, between the Company and William C.
10.4*      Scott.

10.5*      Lease, dated June 13, 1995, between the Company and Trizec Warner Inc.

10.6*      Executive Incentive Compensation Plan.

           Second Restated and Amended Credit Agreement, dated December 5, 1996 among
           Panavision International, L.P., the subsidiary guarantors and the lenders listed
10.7       therein, and The Chase Manhattan Bank, as Administrative Agent.

10.8       First Amended and Restated Stock Option Plan.

11         Computation of earnings per share.

21*        Subsidiaries of the Company.

23         Consent of Ernst & Young LLP, Independent Auditors.

27         Financial Data Schedule.

99.1*      Consent of Martin D. Payson to be named as a director of the Company.

------------------------

* Incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, Registration No. 333-12235.