Form 10-Q
period 1997-03-31
PANAVISION INC
filed 1997-05-14
CIK 1022911

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended . . . . . . . . . . . . . . . . .March 31, 1997

                                      OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number:  . . . . . . . . . . . . . . . . . . . . . 001-12391

                                PANAVISION INC.
            (Exact name of Registrant as specified in its charter)

             Delaware                          13-3593063
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)           Identification No.)

        6219 De Soto Avenue
     Woodland Hills, California                    91367
(Address of principal executive offices)         (Zip code)

       Registrant's telephone number including area code:  (818) 316-1000

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
   Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

   As of May 13, 1997, there were 18,155,000 shares of Panavision Inc. Common Stock outstanding.

                               PANAVISION INC.

                  INDEX TO QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED MARCH 31, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

  Condensed Consolidated Statements of Income. . . . . . . . . . . . . . . . 3

  Condensed Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . 4

  Condensed Consolidated Statements of Cash Flows. . . . . . . . . . . . . . 5

  Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . 6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations. . . . . . . . . . . . . . . . . . . . . . 9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .  13

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . . . .  13

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . .  13

Item 4. Submission of Matters to a Vote of Security Holders. . . . . . . .  13

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . . .  13

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .  13




                                    PART I

ITEM 1. FINANCIAL STATEMENTS

The financial information herein, and management's discussion thereof, include consolidated data for Panavision Inc. ("Registrant" or "Panavision") and its subsidiaries. Registrant and its subsidiaries are sometimes herein referred to collectively as the "Company".

                              PANAVISION INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      -----------------------
                                                      QUARTER ENDED MARCH 31,
                                                      -----------------------
                                                         1997         1996
                                                      --------     ----------
Camera rental. . . . . . . . . . . . . . . . . . .    $ 20,926      $  20,072
Lighting rental. . . . . . . . . . . . . . . . . .       5,125            598
Sales and other. . . . . . . . . . . . . . . . . .       5,105          4,495
                                                      --------     ----------
Total rental revenue and sales . . . . . . . . . .      31,156         25,165
Cost of camera rental. . . . . . . . . . . . . . .       8,958          8,698
Cost of lighting rental. . . . . . . . . . . . . .       4,142            317
Cost of sales and other. . . . . . . . . . . . . .       2,729          2,581
                                                      --------     ----------
Gross margin . . . . . . . . . . . . . . . . . . .      15,327         13,569
Selling, general and administrative expenses . . .       8,126          6,713
Research and development expenses. . . . . . . . .       1,315            978
                                                      --------     ----------
Operating income . . . . . . . . . . . . . . . . .       5,886          5,878
Interest income. . . . . . . . . . . . . . . . . .          79            393
Interest expense . . . . . . . . . . . . . . . . .        (956)        (1,587)
Foreign exchange gain (loss) . . . . . . . . . . .         (96)           (73)
Other, net . . . . . . . . . . . . . . . . . . . .         260             91
                                                      --------     ----------

Income before non-controlling partners'
   interest in PILP and income taxes . . . . . . .       5,173          4,702
Non-controlling partners' interest in PILP . . . .           -         (3,291)
                                                      --------     ----------
Income before income taxes . . . . . . . . . . . .       5,173          1,411
Income tax provision . . . . . . . . . . . . . . .      (1,655)          (215)
                                                      --------     ----------
Net income . . . . . . . . . . . . . . . . . . . .     $ 3,518       $  1,196
                                                      --------     ----------
                                                      --------     ----------
Net income per common share. . . . . . . . . . . .     $   .18         $  .08
                                                      --------     ----------
                                                      --------     ----------
Shares used in computation . . . . . . . . . . . .      19,351         15,277

                         See accompanying notes.

                               PANAVISION INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                               --------------   -----------------
                                               MARCH 31, 1997   DECEMBER 31, 1996
                                               --------------   -----------------
                                                (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents. . . . . . . . .     $  1,687           $ 10,629
   Accounts receivable
     (net of allowance of $2,187 and $2,500).       18,010             20,124
   Inventories. . . . . . . . . . . . . . . .        5,380              5,182
   Prepaid expenses and other current assets.        2,096              2,596
                                               --------------   -----------------
Total current assets. . . . . . . . . . . . .       27,173             38,531
Property, plant and equipment, net. . . . . .      136,696            130,441
Deferred income tax assets. . . . . . . . . .        3,742              3,742
Other . . . . . . . . . . . . . . . . . . . .        3,865              4,032
                                                --------------   -----------------
Total assets. . . . . . . . . . . . . . . . .     $171,476           $176,746
                                                --------------   -----------------
                                                --------------   -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable . . . . . . . . . . . . .     $  7,746           $  6,168
   Accrued liabilities. . . . . . . . . . . .       11,619             13,643
   Current maturities of long-term debt . . .        6,250              5,000
   Other current liabilities . . . . . . . . .       1,557              2,403
                                                --------------   -----------------
Total current liabilities . . . . . . . . . .       27,172             27,214
Long-term debt. . . . . . . . . . . . . . . .       47,250             55,000
Deferred income tax liabilities . . . . . . .          520                549
Other liabilities . . . . . . . . . . . . . .          952                965
Commitments and Contingencies
Stockholders' equity:
  Preferred stock, $.01 par value;
    2,000 shares authorized;
    no shares issued and outstanding. . . . .            -                  -
  Common stock, $.01 par value; 50,000
    shares authorized; 18,155 shares issued
    and outstanding . . . . . . . . . . . . .          181                181
   Additional paid-in capital . . . . . . . .       76,109             76,109
   Retained earnings. . . . . . . . . . . . .       18,493             14,975
   Foreign currency translation adjustment. .          799              1,753
                                               --------------   -----------------
      Total stockholders' equity  . . . . . .       95,582             93,018
                                               --------------   -----------------
Total liabilities and stockholders'
  equity. . . . . . . . . . . . . . . . . . .     $171,476           $176,746
                                               --------------   -----------------
                                               --------------   -----------------

                             See accompanying notes.

                               PANAVISION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                (IN THOUSANDS)

                                           ------------------------------
                                               QUARTER ENDED MARCH 31,
                                           --------------   -------------
                                                1997             1996
                                           --------------   -------------

OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . .      $  3,518       $  1,196
Adjustments to derive net cash provided
  by operating activities:
    Depreciation and amortization. . . .         5,151          4,436
    Deferred interest. . . . . . . . . .             -            (66)
    (Gain) loss on sale of property and
      equipment. . . . . . . . . . . . .          (308)          (209)
    Non-controlling partners' interest
      in PILP. . . . . . . . . . . . . .             -          3,291
    Changes in operating assets and
      liabilities net of the effect of
      acquisitions:
        Accounts receivable. . . . . . . .       2,114            (87)
      Inventories. . . . . . . . . . . . .        (198)            42
      Prepaid expenses and other current
          assets . . . . . . . . . . . . .         500         (1,367)
      Accounts payable . . . . . . . . . .       1,578         (4,102)
      Accrued liabilities. . . . . . . . .      (2,024)         2,454
    Other, net . . . . . . . . . . . . . .        (802)            13
                                           --------------   -------------
Net cash provided by operating activities.       9,529          5,601

INVESTING ACTIVITIES
Capital expenditures . . . . . . . . . . .     (12,227)        (4,568)
Proceeds from dispositions of equipment  .         367            282
                                           --------------   -------------
Net cash used in investing activities. . .     (11,860)        (4,286)

FINANCING ACTIVITIES
Distributions to non-controlling partners
  in PILP. . . . . . . . . . . . . . . . .           -           (799)
Repayments of notes payable. . . . . . . .      (6,500)        (1,069)
                                           --------------   -------------
Net cash used in financing activities. . .      (6,500)        (1,868)
Effect of exchange rate changes on cash. .        (111)           (22)
                                           --------------   -------------
Net increase (decrease) in cash and cash
  equivalents  . . . . . . . . . . . . . .      (8,942)          (575)
Cash and cash equivalents at beginning
  of period  . . . . . . . . . . . . . . .      10,629         31,685
                                           --------------   -------------
Cash and cash equivalents at end
  of period  . . . . . . . . . . . . . . .    $  1,687       $ 31,110
                                           --------------   -------------
                                           --------------   -------------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid during the period. . . . . .    $  1,089       $  1,779
Income taxes paid during the period. . . .    $    234       $    255

                            See accompanying notes.

                               PANAVISION INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1. BASIS OF PREPARATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year.

The condensed consolidated financial statements include the accounts of Panavision, Panavision International, L.P. (PILP) and PILP's majority-owned subsidiaries. All significant intercompany amounts and transactions have been eliminated.

For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2. INVENTORIES

Inventories consist of the following (in thousands):

                                           --------------   -----------------
                                           MARCH 31, 1997   DECEMBER 31, 1996
                                           --------------   -----------------
     Finished goods. . . . . . . . . . .      $  2,051           $  2,008
     Work-in-process . . . . . . . . . .           175                 99
     Component parts . . . . . . . . . .         1,632              1,586
     Supplies. . . . . . . . . . . . . .         1,522              1,489
                                           --------------   -----------------
                                              $  5,380           $  5,182
                                           --------------   -----------------
                                           --------------   -----------------

3. LONG-TERM DEBT

Long-Term debt consists of the following (in thousands):

                                           --------------   -----------------
                                           MARCH 31, 1997   DECEMBER 31, 1996
                                           --------------   -----------------
     Current maturities of long-term debt.    $  6,250           $  5,000
     Long-term debt. . . . . . . . . . . .      47,250             55,000
                                           --------------   -----------------
                                              $ 53,500           $ 60,000
                                           --------------   -----------------
                                           --------------   -----------------

                               PANAVISION INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

3. LONG-TERM DEBT (continued)

Long-term debt above represents borrowings under the Company's Amended Credit Agreement. Principal repayments under the Amended Credit Agreement are payable quarterly beginning December 1997 through December 2002. The interest rate under the Amended Credit Agreement was 6.56% and 6.54% at March 31, 1997 and December 31, 1996, respectively. The Company believes the carrying value of its amounts payable under the Amended Credit Agreement approximate fair value based upon current yields for debt issues of similar quality and terms.

The Company's obligations under the Amended Credit Agreement are secured by substantially all of the Company's assets. The Amended Credit Agreement requires that the Company meet certain financial tests and contains other restrictive covenants including maintaining certain total debt ratio and interest coverage ratio levels. The Company was in compliance with all such covenants as of March 31, 1997.

4. USE OF ESTIMATES AND OTHER UNCERTAINTIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

The Company's future results could be adversely affected by a number of factors, including without limitation, (a) a significant reduction in the number of feature films produced; (b) competitive pressures arising from changes in technology, customer requirements and industry standards; (c) an increase in expenses related to new product initiatives and product development efforts; and (d) unfavorable foreign currency fluctuations.

5. EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary and fully diluted earnings per share will be replaced with basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of stock options and will therefore be higher

                               PANAVISION INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


than primary earnings per share. Basic earnings per share for the three months ended March 31, 1997 and 1996 was $0.19 and $0.08, respectively. The impact of SFAS 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

                               PANAVISION INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Camera rental revenue increased $0.8 million, or 4.0%, to $20.9 million for the quarter ended March 31, 1997 from $20.1 million for the quarter ended March 31, 1996. This increase resulted primarily from the rental of newly manufactured specialty lenses and accessories to supply the increased demand in the North American and U.K. feature film and commercial markets as well as the North American episodic television market. Revenue also increased as a result of a small increase in rental rates.

Lighting rental revenue increased $4.5 million to $5.1 million for the quarter ended March 31, 1997 from $0.6 million for the quarter ended March 31, 1996. This increase was primarily due to the acquisition of Lee Lighting in July 1996.

Sales and other revenue increased $0.6 million, or 13.3%, to $5.1 million for the quarter ended March 31, 1997 from $4.5 million for the quarter ended March 31, 1996. This increase was primarily due to the acquisition of Lee Lighting in July 1996, which resulted in increased sales revenue of $0.4 million. The remaining increase was due to increased sales revenue for Lee Filters.

Cost of camera rental increased $0.3 million, or 3.4%, to $9.0 million for the quarter ended March 31, 1997 from $8.7 million for the quarter ended March 31, 1996. This increase was primarily due to the increased rental asset depreciation. The increase in cost of camera rental due to the increase in maintenance and service costs required to service additional camera rental customers was offset by a small decrease in the third-party agent commissions.

Cost of lighting rental increased $3.8 million to $4.1 million for the quarter ended March 31, 1997 from $0.3 million for the quarter ended March 31, 1996. This increase was primarily due to the acquisition of Lee Lighting in July 1996, which resulted in an increased cost of lighting rental of $3.7 million.

Cost of sales and other increased $0.1 million, or 3.8%, to $2.7 million for the quarter ended March 31, 1997 from $2.6 million for the quarter ended March 31, 1996. This increase was primarily due to the acquisition of Lee Lighting in July 1996, which resulted in an increase in cost of sales and other of $0.2 million, offset by lower cost of sales associated with Lee Filters' sales.

                               PANAVISION INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Selling, general and administrative expenses increased $1.4 million, or 20.9%, to $8.1 million for the quarter ended March 31, 1997 from $6.7 million for the quarter ended March 31, 1996. This increase was primarily due to the acquisition of Lee Lighting in July 1996, which resulted in an increase in selling, general and administrative costs of $0.7 million. The remaining increase was due to small increases in operating and personnel costs throughout the Company.

Research and development expenses increased $0.3 million, or 30%, to $1.3 million for the quarter ended March 31, 1997 from $1.0 million for the quarter ended March 31, 1996. This increase was primarily due to an increase in research and development staff and increased consulting costs related to the Company's ongoing development projects.

Net interest expense decreased $0.3 million, or 25%, to $0.9 million for the quarter ended March 31, 1997 from $1.2 million for the quarter ended March 31, 1996. The decrease was due to the repayment of debt subsequent to the November 1996 initial public offering.

Net other income increased $0.2 million to $0.2 million for the quarter ended March 31, 1997 due to gains from disposals of fixed assets of $0.2 million.

Income before income taxes increased $3.8 million, or 271%, to $5.2 million for the quarter ended March 31, 1997 from $1.4 million for the quarter ended March 31, 1996. The increase was primarily due to the factors discussed above, as well as the elimination of the charge for the non-controlling partners' interest for the quarter ended March 31, 1997 from $3.3 million for the quarter ended March 31, 1996, due to the recapitalization of May 1996 which eliminated the non-controlling partners' interest.

The effective tax rates for the quarters ended March 31, 1997 and March 31, 1996 were 32.0% and 15.2%, respectively. The increase in the effective tax rate for the quarter ended March 31, 1997 was primarily due to the reduction in the valuation allowance for deferred tax assets and a higher effective tax rate relating to income from foreign operations.

Net income increased $2.3 million, or 192%, to $3.5 million for the quarter ended March 31, 1997 from $1.2 million for the quarter ended March 31, 1996.

                               PANAVISION INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain information from the Company's Condensed Consolidated Statements of Cash Flows for the periods indicated:

                                            -----------------------------
                                             THREE MONTHS ENDED MARCH 31,
                                            -----------------------------
                                                  1997         1996
                                            -----------------------------
                                                     (IN THOUSANDS)
   Net cash provided by (used in):
   Operating activities. . . . . . . . .          9,529        5,601
   Investing activities. . . . . . . . .        (11,860)      (4,286)
   Financing activities. . . . . . . . .         (6,500)      (1,868)

The Company relies primarily upon cash provided by operations to finance its operations, repay long-term indebtedness and fund capital expenditures primarily for manufacturing camera systems, lenses and accessories and purchasing other rental equipment.

For the quarter ended March 31, 1997, cash provided by operating activities was $9.5 million. Net income of $3.5 million, adjusted for depreciation and amortization of $5.2 million, provided $8.7 million, which was increased by a source of $1.1 million, resulting from the net change in non-cash working capital items, and miscellaneous non-cash items of ($0.3) million. Total investing activities of $11.9 million were comprised of capital expenditures of $12.2 million, offset by $0.3 million of proceeds received from the disposition of certain equipment. The majority of the capital expenditures were used to manufacture camera rental systems and to purchase other rental equipment. Cash used in financing activities of $6.5 million was used as a reduction of outstanding borrowings.

For the quarter ended March 31, 1996, cash provided by operating activities was $5.6 million. Net income of $1.2 million, adjusted for depreciation and amortization of $4.4 million and the non-controlling partners' interest of $3.3 million, provided $8.9 million, which was partially offset by a use of $3.0 million, resulting from the net change in non-cash working capital items, and miscellaneous non-cash items of ($0.3) million. Total investing activities of $4.3 million were comprised of capital expenditures of $4.6 million, offset by $0.3 million of proceeds received from the disposition of certain equipment. The majority of the capital expenditures were used to manufacture camera rental systems and to purchase other rental equipment.

                               PANAVISION INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cash used in financing activities of $1.9 million was comprised of $1.1 million in repayments of borrowings and $0.8 million of distributions to taxing authorities on behalf of the partners in PILP.

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

Panavision Inc. is a leading designer and manufacturer of high-precision film camera systems, comprising cameras, lenses and accessories for the motion picture and television industries. Panavision systems are rented through its domestic and international owned and operated facilities and agent network.

                                 PANAVISION INC.

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS
          No material legal proceedings are pending.


ITEM 2.   CHANGES IN SECURITIES
          There were no modifications made to the rights of stockholders of any class of securities during the quarter ended March 31, 1997.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          There were no events of default upon senior securities during the quarter ended March 31, 1997.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matters were submitted to a vote of the Company's stockholders during the quarter ended March 31, 1997.

ITEM 5.   OTHER INFORMATION
          No additional information need be presented.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a) Exhibits
               11. Computation of Earnings Per Share

               27.  Financial Data Schedule

          (b) No reports on Form 8-K were filed for the quarter ended March 31, 1997.

                                 SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PANAVISION INC.


Date: May 14, 1997                   By: /s/ WILLIAM C. SCOTT
      -------------                      -----------------------------
                                         William C. Scott
                                         Chairman of the Board
                                         and Chief Executive Officer



Date: May 14, 1997                    By: /s/ JEFFREY J. MARCKETTA
      -------------                      -----------------------------
                                         Jeffrey J. Marcketta
                                         Executive Vice President
                                         Finance/Administration and
                                         Chief Financial Officer