Form 10-Q
period 1997-06-30
PANAVISION INC
filed 1997-08-14
CIK 1022911

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM _________________ TO _________________

                       Commission file number: 001-12391

                            ------------------------

                                PANAVISION INC.

             (Exact name of Registrant as specified in its charter)

             DELAWARE                     13-3593063
  (State or other jurisdiction of      (I.R.S. Employer
  incorporation or organization)      Identification No.)

        6219 DE SOTO AVENUE
    WOODLAND HILLS, CALIFORNIA               91367
  (Address of principal executive         (Zip code)
             offices)

       Registrant's telephone number including area code: (818) 316-1000

                            ------------------------

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

    As of August 13, 1997, there were 18,155,000 shares of Panavision Inc. Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                PANAVISION INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

  Condensed Consolidated Statements of Income..........................................          3

  Condensed Consolidated Balance Sheets................................................          4

  Condensed Consolidated Statements of Cash Flows......................................          5

  Notes to Condensed Consolidated Financial Statements.................................          6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
  Operations...........................................................................          9

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders............................         13

Item 6. Exhibits and Reports on Form 8-K...............................................         14

Signatures.............................................................................         15

Exhibit Index..........................................................................         16

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

                                PANAVISION INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        SECOND QUARTER ENDED    SIX MONTHS ENDED
                                                                              JUNE 30,              JUNE 30,
                                                                        --------------------  --------------------

                                                                          1997       1996       1997       1996
                                                                        ---------  ---------  ---------  ---------
Camera rental.........................................................  $  23,212  $  18,668  $  44,138  $  38,740
Lighting rental.......................................................      7,641        776     12,766      1,374
Sales and other.......................................................      6,835      4,651     11,940      9,146
                                                                        ---------  ---------  ---------  ---------
Total rental revenue and sales........................................     37,688     24,095     68,844     49,260
Cost of camera rental.................................................     11,384      8,787     20,342     17,485
Cost of lighting rental...............................................      5,312        327      9,454        644
Cost of sales and other...............................................      3,913      2,625      6,642      5,206
                                                                        ---------  ---------  ---------  ---------
Gross margin..........................................................     17,079     12,356     32,406     25,925
Selling, general and administrative expenses..........................     10,345      7,100     18,471     13,813
Research and development expenses.....................................      1,357        915      2,672      1,893
                                                                        ---------  ---------  ---------  ---------
Operating income......................................................      5,377      4,341     11,263     10,219
Interest income.......................................................         66        167        145        560
Interest expense......................................................     (1,293)    (2,084)    (2,249)    (3,671)
Foreign exchange gain (loss)..........................................        (21)       (44)      (117)      (117)
Other, net............................................................         87        441        347        532
                                                                        ---------  ---------  ---------  ---------
Income before non-controlling partners' interest in PILP and income
  taxes...............................................................      4,216      2,821      9,389      7,523
Non-controlling partners' interest in PILP............................     --         (1,209)    --         (4,500)
                                                                        ---------  ---------  ---------  ---------
Income before income taxes............................................      4,216      1,612      9,389      3,023
Income tax provision..................................................     (1,350)      (381)    (3,005)      (596)
                                                                        ---------  ---------  ---------  ---------
Net income............................................................  $   2,866  $   1,231  $   6,384  $   2,427
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Net income per common share...........................................  $     .15  $     .09  $     .33  $     .17
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Shares used in computation............................................     19,314     15,277     19,334     15,277

                            See accompanying notes.

                                PANAVISION INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                                  JUNE 30, 1997  DECEMBER 31, 1996
                                                                                  -------------  -----------------
                                                                                   (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.....................................................   $     8,126      $    10,629
  Accounts receivable
    (net of allowance of $3,309 and $2,500).....................................        28,096           20,124
  Inventories...................................................................         8,133            5,182
  Prepaid expenses and other current assets.....................................         4,362            2,596
                                                                                  -------------        --------
Total current assets............................................................        48,717           38,531
Property, plant and equipment, net..............................................       198,669          130,441
Deferred income tax assets......................................................         5,420            3,742
Goodwill........................................................................         9,888          --
Other...........................................................................         5,207            4,032
                                                                                  -------------        --------
Total assets....................................................................   $   267,901      $   176,746
                                                                                  -------------        --------
                                                                                  -------------        --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................................   $    12,407      $     6,168
  Accrued liabilities...........................................................        22,436           13,643
  Current maturities of long-term debt..........................................         2,500            5,000
  Other current liabilities.....................................................         4,003            2,403
                                                                                  -------------        --------
Total current liabilities.......................................................        41,346           27,214

Long-term debt..................................................................       120,444           55,000
Deferred income tax liabilities.................................................         5,108              549
Other liabilities...............................................................         2,354              965

Commitments and Contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 2,000 shares authorized;
    no shares issued and outstanding............................................       --               --
  Common stock, $.01 par value; 50,000 shares authorized;
    18,155 shares issued and outstanding........................................           181              181
  Additional paid-in capital....................................................        76,109           76,109
  Retained earnings.............................................................        21,359           14,975
  Foreign currency translation adjustment.......................................         1,000            1,753
                                                                                  -------------        --------
    Total stockholders' equity..................................................        98,649           93,018
                                                                                  -------------        --------
Total liabilities and stockholders' equity......................................   $   267,901      $   176,746
                                                                                  -------------        --------
                                                                                  -------------        --------

                            See accompanying notes.

                                PANAVISION INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            SIX MONTHS ENDED JUNE 30,
                                                                                           ----------------------------
                                                                                               1997           1996
                                                                                           ------------   -------------

OPERATING ACTIVITIES
Net income...............................................................................  $      6,384   $       2,427
Adjustments to derive net cash provided by operating activities:
  Depreciation and amortization..........................................................        11,261           9,013
  Deferred interest......................................................................       --                  (88)
  Deferred income taxes..................................................................       --                 (600)
  Gain on sale of property and equipment.................................................          (433)           (712)
  Non-controlling partners' interest in PILP.............................................       --                4,500
  Stock compensation expense.............................................................       --                  520
  Changes in operating assets and liabilities net of the effect of acquisitions:
    Accounts receivable..................................................................         4,854           1,178
    Inventories..........................................................................          (285)           (196)
    Prepaid expenses and other current assets............................................           334             694
    Accounts payable.....................................................................           (13)         (4,885)
    Accrued liabilities..................................................................        (1,496)           (256)
  Other, net.............................................................................           (58)           (132)
                                                                                           ------------   -------------
Net cash provided by operating activities................................................        20,548          11,463

INVESTING ACTIVITIES
Business acquisitions (see Note 6).......................................................       (59,773)       --
Acquisition of non-controlling partners' interest in PILP................................       --               (8,126)
Capital expenditures.....................................................................       (24,768)         (9,916)
Proceeds from dispositions of equipment..................................................           667           1,024
                                                                                           ------------   -------------
Net cash used in investing activities....................................................       (83,874)        (17,018)

FINANCING ACTIVITIES
Deferred financing costs.................................................................          (865)         (2,814)
Distributions to non-controlling partners in PILP........................................       --               (1,523)
Borrowings under notes payable...........................................................        68,273         110,000
Repayments of notes payable..............................................................        (6,500)       (126,166)
Other....................................................................................       --                  829
                                                                                           ------------   -------------
Net cash provided by (used in) financing activities......................................        60,908         (19,674)
Effect of exchange rate changes on cash..................................................           (85)             (5)
                                                                                           ------------   -------------
Net decrease in cash and cash equivalents................................................        (2,503)        (25,234)
Cash and cash equivalents at beginning of period.........................................        10,629          31,685
                                                                                           ------------   -------------
Cash and cash equivalents at end of period...............................................  $      8,126   $       6,451
                                                                                           ------------   -------------
                                                                                           ------------   -------------

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid during the period..........................................................  $      1,929   $       3,865
Income taxes paid during the period......................................................  $      1,861   $       1,705

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

2. INVENTORIES

    Inventories consist of the following (in thousands):

                                                              JUNE 30, 1997  DECEMBER 31, 1996
                                                              -------------  -----------------
Finished goods..............................................    $   2,127        $   2,008
Work-in-process.............................................          108               99
Component parts.............................................        1,682            1,586
Supplies....................................................        4,216            1,489
                                                                   ------           ------
                                                                $   8,133        $   5,182
                                                                   ------           ------
                                                                   ------           ------

3. LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                                              JUNE 30, 1997  DECEMBER 31, 1996
                                                              -------------  -----------------
Current maturities of long-term debt........................   $     2,500       $   5,000
Long-term debt..............................................       120,444          55,000
                                                              -------------        -------
                                                               $   122,944       $  60,000
                                                              -------------        -------
                                                              -------------        -------

    In conjunction with the purchase of the Film Services Group of Visual Action Holdings plc (see Note 6) on June 5, 1997 (the FSG Acquisition), the Company entered into a new credit agreement (Credit Agreement) with Chase Manhattan Bank for a maximum aggregate amount of $150.0 million. The Credit Agreement provides for a term loan in the amount of $60.0 million and a revolving credit commitment of up to $90.0 million. Borrowings under this agreement were used to fund the FSG Acquisition, refinance loans outstanding under the previous credit agreement and provide funds for general corporate purposes. At June 30, 1997, borrowings under the Credit Agreement were $60.0 million and $61.8 million for the term loan and the revolving facility, respectively.

    Principal repayments under the Credit Agreement are payable quarterly beginning March 1998 through June 2004. Interest is payable at rates equal to the prime rate or a margin in excess of LIBOR or

                                PANAVISION INC.

                                  (UNAUDITED)

3. LONG-TERM DEBT (CONTINUED)
PIBOR, which fluctuates directly with the Company's total debt ratio, as defined in the Credit Agreement. The LIBOR/PIBOR rate margins range between 0.625% and 1.25%. Of the $61.8 million borrowed under the revolving facility, $35.8 million was drawn as a sterling-based loan. The Company has drawn a portion of the facility as sterling in order to provide a natural currency hedge against fluctuations in the U.K. pound as the FSG Acquisition increased the Company's U.K.-based revenue to approximately 34% of total revenue at June 30, 1997, on a pro forma basis.

    Under the Credit Agreement, the Company entered into an interest rate protection agreement to protect the Company from LIBOR increases. The agreement covers a notional amount of $50.0 million which expires on June 10, 1998 and protects the Company from LIBOR increases above 7.37%. Since the floor for this agreement is 5.50%, in the event of a LIBOR reduction below this floor, there would be no benefit to the Company. At June 30, 1997 the interest rate under the Credit Agreement was 7.24%. The Company believes the carrying value of its amounts payable under this agreement approximate fair value based upon current yields for debt issues of similar quality and terms.

    The Company's obligations under the Credit Agreement are secured by substantially all of the Company's assets. The Credit Agreement requires that the Company meets certain financial tests and other restrictive covenants including maintaining certain total debt, fixed charge and interest coverage ratio levels. As of June 30, 1997, the Company was in compliance with all financial covenants of the Credit Agreement. In addition, the Company's ability to pay dividends to its stockholders is restricted by this agreement.

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

5. EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary and fully diluted earnings per share will be replaced with basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of stock options and will therefore be higher than primary earnings per share. Basic earnings per share for the three and six months ended June 30, 1997 and 1996 were $.16, $.35 and $.09, $.17, respectively. The impact of SFAS 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

                                PANAVISION INC.

                                  (UNAUDITED)

6. BUSINESS ACQUISITIONS

    On June 5, 1997, the Company, together with certain of its subsidiaries, completed its acquisition of all of the share capital of Samuelson Group Limited, a U.K. company, from Visual Action Holdings plc. In connection with this transaction, the Company also acquired all of the outstanding capital stock of Victor Duncan, Inc., a Delaware corporation, and of Visual Action Holdings (N.Z.) Limited, a New Zealand company. The majority of the equipment acquired as a result of these transactions included film cameras, lenses and complementary product accessories which rent to the filmed production community. The purchase price was approximately $61.4 million, reduced by the amount of certain debt assumed by the Company.

    The acquisition has been recorded under the purchase method of accounting and its operating results have been included in the Company's consolidated financial statements since the acquisition date of June 5, 1997. The purchase price and direct acquisition costs have been allocated to the acquired assets and assumed liabilities based on their relative fair values. The Company has also provided approximately $6.3 million to cover the estimated costs, lease cancellations and severance. Goodwill of approximately $8.9 million has been recognized and will be amortized over 30 years. This allocation is preliminary and subject to adjustments as the Company completes its review and evaluation of the acquired assets and assumed liabilities through the remainder of 1997.

    Unaudited pro forma revenue would have increased by $25.9 million for the six months ended June 30, 1997 and by $26.4 million for the six months ended June 30, 1996, and unaudited pro forma net income and net income per share would have decreased by $0.2 million and $.01, respectively, for the six months ended June 30, 1997 and by $0.3 million and $.02, respectively, for the six months ended June 30, 1996 had the acquisition occurred at the beginning of each respective period.

                                PANAVISION INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1997 COMPARED TO QUARTER ENDED JUNE 30, 1996

    Camera rental revenue increased $4.5 million, or 24.1%, to $23.2 million for the quarter ended June 30, 1997 from $18.7 million for the quarter ended June 30, 1996. This increase resulted from the acquisition of the Film Services Group of Visual Action Holdings plc on June 5, 1997 (the FSG Acquisition), which resulted in increased camera rental revenues of $2.8 million, and from the rental of newly manufactured camera systems, specialty lenses and accessories to supply the increased demand in the North American and U.K. feature film and commercial markets as well as the North American episodic television market. Revenue also increased as a result of a small increase in rental rates.

    Lighting rental revenue increased $6.9 million to $7.7 million for the quarter ended June 30, 1997 from $0.8 million for the quarter ended June 30, 1996. This increase was primarily due to the acquisition of Lee Lighting in July 1996, which resulted in increased lighting rental revenues of $5.9 million, and the FSG Acquisition in June 1997, which resulted in increased lighting rental revenue of $0.3 million. The remaining increase was due to improved lighting rental revenue at Panavision Canada of $0.7 million.

    Sales and other revenue increased $2.2 million, or 47.8%, to $6.8 million for the quarter ended June 30, 1997 from $4.6 million for the quarter ended June 30, 1996. This increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased sales and other revenue of $1.1 million, and the acquisition of Lee Lighting in July 1996, which resulted in increased sales and other revenue of $0.4 million. The remaining increase was due to an increase in filter sales at Lee Filters and other small increases in sales throughout the Company.

    Cost of camera rental increased $2.6 million, or 29.5%, to $11.4 million for the quarter ended June 30, 1997 from $8.8 million for the quarter ended June 30, 1996. This increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased cost of camera rental of $1.9 million. The remaining increase was due to the increased rental asset depreciation.

    Cost of lighting rental increased $5.0 million to $5.3 million for the quarter ended June 30, 1997 from $0.3 million for the quarter ended June 30, 1996. This increase was primarily due to the acquisition of Lee Lighting in July 1996, which resulted in increased cost of lighting rental of $4.4 million, and from the FSG Acquisition in June 1997, which resulted in increased cost of lighting rental of $0.2 million. The remaining increase was due to other small increases in cost of lighting rental at Panavision Canada and Panavision Florida.

    Cost of sales and other increased $1.3 million, or 50.0%, to $3.9 million for the quarter ended June 30, 1997 from $2.6 million for the quarter ended June 30, 1996. This increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased cost of sales and other of $0.6 million, and the acquisition of Lee Lighting in July 1996, which resulted in increased cost of sales and other of $0.3 million. The remaining increase was due to an increase in cost of filter sales at Lee Filters and other small increases in sales throughout the Company.

    Selling, general and administrative expenses increased $3.2 million, or 45.1%, to $10.3 million for the quarter ended June 30, 1997 from $7.1 million for the quarter ended June 30, 1996. This increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased selling, general and administrative expenses of $1.7 million, and the acquisition of Lee Lighting in July 1996, which resulted in increased selling, general and administrative expenses of $0.8 million. The remaining increase was due to small increases in operating and personnel costs throughout the Company.

    Research and development expenses increased $0.5 million, or 55.6%, to $1.4 million for the quarter ended June 30, 1997 from $0.9 million for the quarter ended June 30, 1996. This increase was primarily due

                                PANAVISION INC.

to an increase in research and development staff and increased consulting costs related to the Company's ongoing development projects.

    Net interest expense decreased $0.7 million, or 36.8%, to $1.2 million for the quarter ended June 30, 1997 from $1.9 million for the quarter ended June 30, 1996. The decrease was due to repayment of debt subsequent to the Company's initial public offering in November 1996.

    Net other income decreased $0.3 million to $0.1 million for the quarter ended June 30, 1997 from $0.4 million for the quarter ended June 30, 1996 due to greater gains from disposals of fixed assets during the quarter ended June 30, 1996.

    Income before income taxes increased $2.6 million, or 162.5%, to $4.2 million for the quarter ended June 30, 1997 from $1.6 million for the quarter ended June 30, 1996. The increase was primarily due to the factors discussed above, as well as the elimination of the charge for the non-controlling partners' interest for the quarter ended June 30, 1997 from $1.2 million for the quarter ended June 30, 1996, due to the May 1996 recapitalization which eliminated the non-controlling partners' interest.

    The effective tax rates for the quarters ended June 30, 1997 and June 30, 1996 were 32.0% and 23.6%, respectively. The increase in the effective tax rate for the quarter ended June 30, 1997 was primarily due to the reduction in the valuation allowance for deferred tax assets and a higher effective tax rate relating to income from foreign operations.

    Net income increased $1.7 million, or 141.7%, to $2.9 million for the quarter ended June 30, 1997 from $1.2 million for the quarter ended June 30, 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

    Camera rental revenue increased $5.4 million, or 14.0%, to $44.1 million for the six months ended June 30, 1997 from $38.7 million for the six months ended June 30, 1996. This increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased camera rental revenue of $2.8 million and the rental of newly manufactured camera systems, specialty lenses and accessories to supply the increased demand in the North American and U.K. feature film and commercial markets as well as the North American episodic television market. Revenue also increased as a result of a small increase in rental rates.

    Lighting rental revenue increased $11.4 million to $12.8 million for the six months ended June 30, 1997 from $1.4 million for the six months ended June 30, 1996. This increase was primarily due to the acquisition of Lee Lighting in July 1996, which resulted in increased lighting rental revenue of $10.4 million, and the FSG Acquisition in June 1997, which resulted in increased lighting rental revenue of $0.3 million. The remaining increase was due to an increase in lighting rental revenue at Panavision Canada.

    Sales and other revenue increased $2.8 million, or 30.8%, to $11.9 million for the six months ended June 30, 1997 from $9.1 million for the six months ended June 30, 1996. This increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased sales and other revenue of $1.1 million for the six months ended June 30, 1997, and from the acquisition of Lee Lighting in July 1996, which resulted in increased sales and other revenue of $0.8 million for the six months ended June 30, 1997. The remaining increase was due to an increase in filter sales at Lee Filters and other small increases in sales throughout the Company.

    Cost of camera rental increased $2.8 million, or 16.0%, to $20.3 million for the six months ended June 30, 1997 from $17.5 million for the six months ended June 30, 1996. This increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased cost of camera rental of $1.9 million. The remaining increase was due to the increased rental asset depreciation.

                                PANAVISION INC.

    Cost of lighting rental increased $8.9 million to $9.5 million for the six months ended June 30, 1997 from $0.6 million for the six months ended June 30, 1996. This increase was primarily due to the acquisition of Lee Lighting in July 1996, which resulted in increased cost of lighting rental of $8.1 million, and the FSG Acquisition in June 1997, which resulted in increased cost of lighting rental of $0.2 million. The remaining increase was due to increased cost of lighting rental at Panavision Canada.

    Cost of sales and other increased $1.4 million, or 26.9%, to $6.6 million for the six months ended June 30, 1997 from $5.2 million for the six months ended June 30, 1996. This increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased cost of sales and other of $0.6 million and the acquisition of Lee Lighting in July 1996, which resulted in increased cost of sales and other of $0.5 million. The remaining increase was due to increased cost of filter sales at Lee Filters and other small increases throughout the Company.

    Selling, general and administrative expenses increased $4.7 million, or 34.1%, to $18.5 million for the six months ended June 30, 1997 from $13.8 million for the six months ended June 30, 1996. This increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased selling, general and administrative expenses of $1.7 million, and the acquisition of Lee Lighting in July 1996, which resulted in increased selling, general and administrative expenses of $1.6 million. The remaining increase was due to small increases in operating and personnel costs throughout the Company.

    Research and development expenses increased $0.8 million, or 42.1%, to $2.7 million for the six months ended June 30, 1997 from $1.9 million for the six months ended June 30, 1996. This increase was primarily due to an increase in research and development staff and increased consulting costs related to the Company's ongoing development projects.

    Net interest expense decreased $1.0 million, or 32.3%, to $2.1 million for the six months ended June 30, 1997 from $3.1 million for the six months ended June 30, 1996. The decrease was due to the repayment of debt subsequent to the Company's initial public offering in November 1996.

    Net other income decreased $0.2 million, or 50.0%, to $0.2 million for the six months ended June 30, 1997 from $0.4 million for the six months ended June 30, 1996. The decrease was due to greater gains from disposals of fixed assets during the six months ended June 30, 1996.

    Income before income taxes increased $6.4 million, or 213.3%, to $9.4 million for the six months ended June 30, 1997 from $3.0 million for the six months ended June 30, 1996. The increase was primarily due to the factors discussed above, as well as the elimination of the charge for the non-controlling partner's interest for the six months ended June 30, 1997 from $4.5 million for the six months ended June 30, 1996, due to the May 1996 recapitalization which eliminated the non-controlling partners' interest.

    The effective tax rates for the six months ended June 30, 1997 and June 30, 1996 were 32.0% and 19.7%, respectively. The increase in the effective tax rate for the six months ended June 30, 1997 was primarily due to the reduction in the valuation allowance for deferred tax assets and a higher effective tax rate relating to income from foreign operations.

    Net income increased $4.0 million, or 166.7%, to $6.4 million for the six months ended June 30, 1997 from $2.4 million for the six months ended June 30, 1996.

                                PANAVISION INC.

LIQUIDITY AND CAPITAL RESOURCES

    The following table sets forth certain information from the Company's Condensed Consolidated Statements of Cash Flows for the periods indicated (in thousands):

                                                                                SIX MONTHS
                                                                              ENDED JUNE 30,
                                                                           --------------------
                                                                             1997       1996
                                                                           ---------  ---------
Net cash provided by (used in):
Operating activities.....................................................     20,548     11,463
Investing activities.....................................................    (83,874)   (17,018)
Financing activities.....................................................     60,908    (19,674)

    The Company relies primarily upon cash provided by operations to finance its operations, repay long-term indebtedness and fund capital expenditures primarily for manufacturing camera systems, lenses and accessories and purchasing other rental equipment.

    For the six months ended June 30, 1997, cash provided by operating activities was $20.6 million. Net income of $6.4 million, adjusted for depreciation and amortization of $11.3 million, provided $17.7 million, which was increased by $3.3 million resulting from the net change in non-cash working capital items, which was partially offset by miscellaneous non-cash items of ($0.4) million. Total investing activities of $83.9 million were comprised of capital expenditures of $24.8 million, partially offset by $0.7 million of proceeds received from the disposition of certain equipment. The majority of the capital expenditures were used to manufacture camera rental systems and to purchase other rental equipment. In addition, $59.8 million was used to complete the FSG Acquisition. Cash provided in financing activities of $60.9 million was a result of the $68.3 million of borrowings under the Credit Agreement, partially offset by $6.5 million of cash used as a reduction of outstanding borrowings, and other changes of $0.9 million.

    For the six months ended June 30, 1996, cash provided by operating activities was $11.5 million. Net income of $2.4 million, adjusted for depreciation and amortization of $9.0 million and the non-controlling partners' interest of $4.5 million, provided $15.9 million, which was partially offset by a use of $3.6 million resulting from the net change in non-cash working capital items, and miscellaneous non-cash items of ($0.8) million. Total investing activities of $17.0 million were comprised of capital expenditures of $9.9 million, partially offset by $1.0 million of proceeds received from the disposition of certain equipment. The majority of capital expenditures were used to manufacture camera rental systems and to purchase other rental equipment. In addition, $8.1 million was used to acquire the non-controlling partners' interest in PILP. Cash used in financing activities of $19.7 million was comprised of $16.2 million in repayments of borrowings, $1.5 million of distributions to taxing authorities on behalf of the partners in PILP, $2.8 million used for deferred financing costs in connection with the recapitalization in May 1996 and other changes of $0.8 million.

    Additional cash flow provided by operating activities will be used to repay debt outstanding under the Credit Agreement. The Company believes that its existing working capital together with borrowings under the Credit Agreement and anticipated cash flow from operating activities will be sufficient to meet its expected operating and capital spending requirements for at least the next year.

    Panavision Inc. is a leading designer and manufacturer of high-precision film camera systems, comprising cameras, lenses and accessories for the motion picture and television industries. Panavision systems are rented worldwide through the Company's owned and operated facilities and agent network.

                                PANAVISION INC.

                                    PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       (a) The Company's Annual Meeting of Stockholders was held on May 13,
           1997.

       (b) Not required to be presented.

       (c) At the Annual Meeting of Stockholders, the following matters were voted upon: the election of six persons to the Board of Directors of the Company, the approval of an increase in the number of shares reserved for issuance under the Company's Stock Option Plan from 2,190,150 shares to 3,000,000 shares and the ratification of the appointment of Ernst & Young LLP, as independent auditors for the Company for the fiscal year ending December 31, 1997.

           The results of the voting on matters presented at the Company's Annual Meeting of Stockholders were as follows:

DESCRIPTION                                              VOTES FOR    VOTES WITHHELD
------------------------------------------------------  ------------  ---------------
William C. Scott......................................    16,945,288         7,260
John S. Farrand.......................................    16,945,388         7,160
Sidney Lapidus........................................    16,945,288         7,260
Martin D. Payson......................................    16,945,288         7,260
Willis G. Ryckman.....................................    16,943,418         9,130
Joanne R. Wenig.......................................    16,943,833         8,715

            There are no abstentions or broker non-votes on the elections of Directors.

                                                    VOTES                      BROKER
DESCRIPTION                          VOTES FOR     AGAINST    ABSTENTIONS     NON-VOTES
----------------------------------  ------------  ---------  -------------  -------------
Approval of the Amendment to the
  Panavision Stock Option Plan....    16,605,176    344,402        2,970         --

Ratification of the appointment of
  Ernst & Young LLP...............    16,949,057        174        3,317         --

                                PANAVISION INC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

2.1*       Agreement, dated May 18, 1997, among Visual Action Holdings plc, Panavision Europe Limited and Panavision Inc.

2.2*       Agreement, dated May 18, 1997, between Visual Action Holdings plc and Panavision Inc.

2.3*       Stock Purchase Agreement, dated May 18, 1997, among Visual
             Action Holdings, Inc., Visual Action Holdings plc and
             Panavision Inc.

3.1**      Restated Certificate of Incorporation.

3.2**      Restated By-Laws.

10.1       Credit Agreement, dated June 5, 1997, among Panavision
             International, L.P., the subsidiary guarantors and the lenders listed therein, and The Chase Manhattan Bank, as Administrative Agent.

11.        Computation of Earnings Per Share.

27.        Financial Data Schedule.

99.1*      Press Release issued by Panavision Inc., dated May 19, 1997.

99.2*      Press Release issued by Panavision Inc., dated June 5, 1997.


-------------------

           ** Incorporated herein by reference from the Company's Registration Statement on Form S-1, Registration No. 333-12235.

           * Incorporated herein by reference from the Company's Current Report on Form 8-K/A Amendment No. I to Form 8-K, dated June 5, 1997, filed on August 13, 1997.

       (b) During the second quarter of 1997, the Company filed current reports on Form 8-K as follows:

           1) Current Report on Form 8-K dated May 18, 1997, to announce that Panavision Inc. entered into a definitive agreement to acquire all the outstanding capital of Samuelson Group Ltd., Victor Duncan, Inc. and Visual Action Holdings (N.Z.) Limited.

           2)  Current Report on Form 8-K/A dated May 18, 1997. See (1) above.

           3) Current Report on Form 8-K dated June 5, 1997, to acknowledge the consummation of the transactions announced in the May 18, 1997 Current Report on Form 8-K.

           4) Current Report on Form 8-K/A Amendment No. I to Form 8-K filed on June 11, 1997, to file the required pro forma financial statements, financial statements of business acquired and exhibits.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PANAVISION INC.

Date:      August 14, 1997      By:             /s/ WILLIAM C. SCOTT
                                     -----------------------------------------
----------------------------                      William C. Scott
                                               CHAIRMAN OF THE BOARD
                                            AND CHIEF EXECUTIVE OFFICER

Date:      August 14, 1997      By:           /s/ JEFFREY J. MARCKETTA
                                     -----------------------------------------
----------------------------                    Jeffrey J. Marcketta
                                              EXECUTIVE VICE PRESIDENT
                                            AND CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

EXHIBITS

2.1*       Agreement, dated May 18, 1997, among Visual Action Holdings plc, Panavision Europe
             Limited and Panavision Inc.

2.2*       Agreement, dated May 18, 1997, between Visual Action Holdings plc and Panavision Inc.

2.3*       Stock Purchase Agreement, dated May 18, 1997, among Visual Action Holdings, Inc.,
             Visual Action Holdings plc and Panavision Inc.

3.1**      Restated Certificate of Incorporation.

3.2**      Restated By-Laws.

10.1       Credit Agreement, dated June 5, 1997, among Panavision International, L.P., the subsidiary guarantors and the lenders listed therein, and The Chase Manhattan Bank, as Administrative Agent.

11.        Computation of Earnings Per Share.

27.        Financial Data Schedule.

99.1*      Press Release issued by Panavision Inc., dated May 19, 1997.

99.2*      Press Release issued by Panavision Inc., dated June 5, 1997.

------------------------

** Incorporated herein by reference from the Company's Registration Statement on Form S-1, Registration No. 333-12235.

* Incorporated herein by reference from the Company's Current Report on Form 8-K/A Amendment No. I to Form 8-K, dated June 5, 1997 and filed on August 13, 1997.