Form 10-Q
period 1997-09-30
PANAVISION INC
filed 1997-11-03
CIK 1022911

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
   OF THE SECURITIES EXCHANGE ACT OF 1934
   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
   THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

    As of November 3, 1997, there were 18,155,000 shares of Panavision Inc. Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                PANAVISION INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

Part I.  Financial Information

Item 1. Financial Statements
       Condensed Consolidated Statements of Income.....................................          3
       Condensed Consolidated Balance Sheets...........................................          4
       Condensed Consolidated Statements of Cash Flows.................................          5
       Notes to Condensed Consolidated Financial Statements............................          6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of
  Operations...........................................................................          9

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K...............................................         13

Signatures.............................................................................         14
Exhibit Index..........................................................................         15

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

                                PANAVISION INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        THIRD QUARTER ENDED    NINE MONTHS ENDED
                                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                                        --------------------  --------------------
                                                                          1997       1996       1997       1996
                                                                        ---------  ---------  ---------  ---------
Camera rental.........................................................  $  37,030  $  24,074  $  81,168  $  62,814
Lighting rental.......................................................      9,535      6,224     22,301      7,598
Sales and other.......................................................      9,275      5,492     21,215     14,638
                                                                        ---------  ---------  ---------  ---------
Total rental revenue and sales........................................     55,840     35,790    124,684     85,050
Cost of camera rental.................................................     15,782      9,495     36,124     26,980
Cost of lighting rental...............................................      6,551      3,920     16,005      4,564
Cost of sales and other...............................................      4,960      3,329     11,602      8,535
                                                                        ---------  ---------  ---------  ---------
Gross margin..........................................................     28,547     19,046     60,953     44,971
Selling, general and administrative expenses..........................     13,971      7,871     32,442     21,684
Research and development expenses.....................................      1,084      1,407      3,756      3,300
                                                                        ---------  ---------  ---------  ---------
Operating income......................................................     13,492      9,768     24,755     19,987
Interest income.......................................................        158         78        303        638
Interest expense......................................................     (2,317)    (2,556)    (4,566)    (6,227)
Foreign exchange gain (loss)..........................................        (40)        16       (157)      (101)
Other, net............................................................       (151)      (219)       196        313
                                                                        ---------  ---------  ---------  ---------
Income before non-controlling partners' interest
 in PILP and income taxes.............................................     11,142      7,087     20,531     14,610
Non-controlling partners' interest in PILP............................         --         --         --     (4,500)
                                                                        ---------  ---------  ---------  ---------
Income before income taxes............................................     11,142      7,087     20,531     10,110
Income tax provision..................................................     (3,565)    (1,416)    (6,570)    (2,012)
                                                                        ---------  ---------  ---------  ---------
Net income............................................................  $   7,577  $   5,671  $  13,961  $   8,098
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Net income per common share...........................................  $     .39  $     .37  $     .72  $     .53
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Shares used in computation............................................     19,374     15,277     19,348     15,277

                            See accompanying notes.

                                PANAVISION INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS EXCEPT PAR VALUE DATA)

                                                                             SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                                                             ------------------  -----------------
                                                                                (UNAUDITED)
ASSETS
Current assets:............................................................
  Cash and cash equivalents................................................     $      9,885        $    10,629
  Accounts receivable (net of allowance of $3,551 and $2,500)..............           32,016             20,124
  Inventories..............................................................            8,241              5,182
  Prepaid expenses and other current assets................................            4,728              2,596
                                                                                    --------           --------
Total current assets.......................................................           54,870             38,531
Property, plant and equipment, net.........................................          200,325            130,441
Deferred income tax assets.................................................            5,364              3,742
Goodwill...................................................................            9,456                 --
Other......................................................................            6,218              4,032
                                                                                    --------           --------
Total assets...............................................................     $    276,233        $   176,746
                                                                                    --------           --------
                                                                                    --------           --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................................     $     12,950        $     6,168
  Accrued liabilities......................................................           26,318             13,643
  Current maturities of long-term debt.....................................            3,750              5,000
  Other current liabilities................................................            3,451              2,403
                                                                                    --------           --------
Total current liabilities..................................................           46,469             27,214
Long-term debt.............................................................          117,142             55,000
Deferred income tax liabilities............................................            4,955                549
Other liabilities..........................................................            2,692                965
Commitments and Contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; 2,000 shares authorized; no shares
    issued and outstanding.................................................               --                 --
  Common stock, $.01 par value; 50,000 shares authorized; 18,155 shares
    issued and outstanding.................................................              181                181
  Additional paid-in capital...............................................           76,109             76,109
  Retained earnings........................................................           28,936             14,975
  Foreign currency translation adjustment..................................             (251)             1,753
                                                                                    --------           --------
    Total stockholders' equity.............................................          104,975             93,018
                                                                                    --------           --------
Total liabilities and stockholders' equity.................................     $    276,233        $   176,746
                                                                                    --------           --------
                                                                                    --------           --------

                            See accompanying notes.

                                PANAVISION INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
OPERATING ACTIVITIES
Net income................................................................................  $   13,961  $    8,098
Adjustments to derive net cash provided by operating activities:
  Depreciation and amortization...........................................................      19,318      13,739
  Deferred interest.......................................................................          --         (88)
  Deferred income taxes...................................................................          --        (186)
  Gain on sale of property and equipment..................................................        (653)       (840)
  Non-controlling partners' interest in PILP..............................................          --       4,500
  Stock compensation expense..............................................................          --         630
  Changes in operating assets and liabilities net of the effect of acquisitions:
    Accounts receivable...................................................................         934      (5,173)
    Inventories...........................................................................        (393)       (236)
    Prepaid expenses and other current assets.............................................         (32)        399
    Accounts payable......................................................................         530      (4,981)
    Accrued liabilities...................................................................       2,086       1,099
  Other, net..............................................................................      (1,252)        684
                                                                                            ----------  ----------
Net cash provided by operating activities.................................................      34,499      17,645
Investing activities
Business acquisitions (see Note 6)........................................................     (59,773)      1,026
Acquisition of non-controlling partners' interest in PILP.................................          --      (8,126)
Capital expenditures......................................................................     (36,444)    (16,641)
Proceeds from dispositions of equipment...................................................       1,013       1,258
                                                                                            ----------  ----------
Net cash used in investing activities.....................................................     (95,204)    (22,483)
FINANCING ACTIVITIES
Deferred financing costs..................................................................        (865)     (2,814)
Distributions to non-controlling partners in PILP.........................................          --      (1,523)
Borrowings under notes payable............................................................      68,273     110,000
Repayments of notes payable...............................................................      (7,271)   (129,166)
Notes payable to affiliates...............................................................          --       4,959
Other.....................................................................................          --         318
                                                                                            ----------  ----------
Net cash provided by (used in) financing activities.......................................      60,137     (18,226)
Effect of exchange rate changes on cash...................................................        (176)         22
                                                                                            ----------  ----------
Net decrease in cash and cash equivalents.................................................        (744)    (23,042)
Cash and cash equivalents at beginning of period..........................................      10,629      31,685
                                                                                            ----------  ----------
Cash and cash equivalents at end of period................................................  $    9,885  $    8,643
                                                                                            ----------  ----------
                                                                                            ----------  ----------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid during the period...........................................................  $    4,161  $    4,748
Income taxes paid during the period.......................................................  $    1,919  $    2,457

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

2.  INVENTORIES

    Inventories consist of the following (in thousands):

                                                                             SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                                                             ------------------  -----------------
   Finished goods..........................................................      $    2,705          $   2,008
    Work-in-process........................................................             140                 99
    Component parts........................................................           1,362              1,586
    Supplies...............................................................           4,034              1,489
                                                                                    -------             ------
                                                                                 $    8,241          $   5,182
                                                                                    -------             ------
                                                                                    -------             ------

3.  LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                                                             SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                                                             ------------------  -----------------
   Current maturities of long-term debt....................................     $      3,750         $   5,000
    Long-term debt.........................................................          117,142            55,000
                                                                                    --------           -------
                                                                                $    120,892         $  60,000
                                                                                    --------           -------
                                                                                    --------           -------

3.  LONG-TERM DEBT

    In conjunction with the purchase of the Film Services Group of Visual Action Holdings plc (see Note 6) on June 5, 1997 (the FSG Acquisition), the Company entered into a new credit agreement (Credit Agreement) with Chase Manhattan Bank for a maximum aggregate amount of $150.0 million. The Credit Agreement provides for a term loan in the amount of $60.0 million and a revolving credit commitment of up to $90.0 million. Borrowings under this agreement were used to fund the FSG Acquisition, refinance loans outstanding under the previous credit agreement and provide funds for general corporate purposes. At September 30, 1997, borrowings under the Credit Agreement were $60.0 million and $60.6 million for the term loan and the revolving facility, respectively.

                                PANAVISION INC.

                                  (UNAUDITED)

3.  LONG-TERM DEBT (CONTINUED)
    Principal repayments under the Credit Agreement are payable quarterly beginning March 1998 through June 2004. Interest is payable at rates equal to the prime rate or a margin in excess of LIBOR or PIBOR, which fluctuates directly with the Company's total debt ratio, as defined in the Credit Agreement. The LIBOR/PIBOR rate margins range between 0.625% and 1.25%. Of the $60.6 million outstanding under the revolving facility, $34.6 million is outstanding as a sterling-based loan. The Company drew down an original a portion of the facility as sterling in order to provide a natural currency hedge against fluctuations in the U.K. pound as the FSG Acquisition increased the Company's U.K.-based revenue to approximately 37% of total revenue at September 30, 1997, on a pro forma basis.

    Under the Credit Agreement, the Company entered into an interest rate protection agreement to protect the Company from LIBOR increases. The agreement covers a notional amount of $50.0 million which expires on June 10, 1998 and protects the Company from LIBOR increases above 7.37%. Since the floor for this agreement is 5.50%, in the event of a LIBOR reduction below this floor, there would be no benefit to the Company. At September 30, 1997 the interest rate under the Credit Agreement was 7.24%. The Company believes the carrying value of its amounts payable under this agreement approximate fair value based upon current yields for debt issues of similar quality and terms.

    The Company's obligations under the Credit Agreement are secured by substantially all of the Company's assets. As of September 30, 1997 the Company had approximately $30 million available under the Revolving Credit facility. The Credit Agreement requires that the Company meets certain financial tests and other restrictive covenants including maintaining certain total debt, fixed charge and interest coverage ratio levels. As of September 30, 1997, the Company was in compliance with all financial covenants of the Credit Agreement. In addition, the Company's ability to pay dividends to its stockholders is restricted by this agreement.

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

5.  EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary and fully diluted earnings per share will be replaced with basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of stock options and will therefore be higher than primary earnings per share. Basic earnings per share for the three and nine months ended September 30, 1997 were, respectively, $.42, $.77 and $.37, $.53 in 1996. The impact of

                                PANAVISION INC.

                                  (UNAUDITED)

5.  EARNINGS PER SHARE (CONTINUED)
SFAS 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

6.  BUSINESS ACQUISITIONS

    On June 5, 1997, the Company, together with certain of its subsidiaries, completed its acquisition of all of the share capital of Samuelson Group Limited, a U.K. company, from Visual Action Holdings plc. In connection with this transaction, the Company also acquired all of the outstanding capital stock of Victor Duncan, Inc., a Delaware corporation, and of Visual Action Holdings (N.Z.) Limited, a New Zealand company. The majority of the equipment acquired as a result of these transactions included film cameras, lenses and complementary product accessories which rent to the filmed production community. The purchase price was approximately $61.4 million and was reduced by the amount of certain debt assumed by the Company.

    The acquisition has been recorded under the purchase method of accounting and its operating results have been included in the Company's consolidated financial statements since the acquisition date of June 5, 1997. The purchase price and direct acquisition costs have been allocated to the acquired assets and assumed liabilities based on their relative fair values. The Company has also provided approximately $6.3 million to cover the estimated costs, lease cancellations and severance pay related to the FSG acquisition. Goodwill of approximately $8.9 million was recognized as part of the transaction and is being amortized over 30 years. This allocation is preliminary and subject to adjustments as the Company completes its review and evaluation of the acquired assets and assumed liabilities through the remainder of 1997.

    Unaudited pro forma revenue would have increased by $25.9 million for the nine months ended September 30, 1997 and by $47.2 million for the nine months ended September 30, 1996, and unaudited pro forma net income and net income per share would have decreased by $0.2 million and $.01, respectively, for the nine months ended September 30, 1997 and would have increased by $1.4 million and $0.07, respectively, for the nine months ended September 30, 1996 had the acquisition occurred at the beginning of each respective period.

                                PANAVISION INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996

    Camera rental revenue increased $12.9 million, or 53.5%, to $37.0 million for the quarter ended September 30, 1997 from $24.1 million for the quarter ended September 30, 1996. This increase resulted primarily from the acquisition of the Film Services Group of Visual Action Holdings plc on June 5, 1997 (the FSG Acquisition), which resulted in increased camera rental revenues of $10.2 million, and from the rental of newly manufactured camera systems, specialty lenses and accessories to supply the increased demand in the North American independent feature film, commercial and episodic television markets as well as the U.K. feature film and commercial markets. Revenue also increased as a result of a small increase in rental rates.

    Lighting rental revenue increased $3.3 million, or 53.2%, to $9.5 million for the quarter ended September 30, 1997 from $6.2 million for the quarter ended September 30, 1996. This increase was primarily due to improved lighting rental revenue at Lee Lighting in the U.K. of $2.2 million and at Panavision Canada of $0.4 million, offset by a slight decrease in lighting rental revenue at Panavision Florida of $0.2 million. The remaining increase of $0.9 million resulted primarily from the FSG Acquisition in June 1997.

    Sales and other revenue increased $3.8 million, or 69.1%, to $9.3 million for the quarter ended September 30, 1997 from $5.5 million for the quarter ended September 30, 1996. This increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased sales and other revenue of $4.3 million, offset by a decrease in sales and other revenue at Lee Lighting in the U.K. of $0.5 million.

    Cost of camera rental increased $6.3 million, or 66.3%, to $15.8 million for the quarter ended September 30, 1997 from $9.5 million for the quarter ended September 30, 1996. This increase was primarily due to the FSG Acquisition in June 1997.

    Cost of lighting rental increased $2.7 million, or 69.2% to $6.6 million for the quarter ended September 30, 1997 from $3.9 million for the quarter ended September 30, 1996. This increase was primarily due to increased cost of lighting rental at Lee Lighting of $1.0 million and the FSG Acquisition in June 1997, which resulted in increased cost of lighting rental of $0.6 million. The remaining increase was due to other small increases in cost of lighting rental at Panavision Canada and Panavision Florida.

    Cost of sales and other increased $1.7 million, or 51.5%, to $5.0 million for the quarter ended September 30, 1997 from $3.3 million for the quarter ended September 30, 1996. This increase was primarily due to the FSG Acquisition in June 1997.

    Selling, general and administrative expenses increased $6.1 million, or 77.2%, to $14.0 million for the quarter ended September 30, 1997 from $7.9 million for the quarter ended September 30, 1996. This increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased selling, general and administrative expenses of $5.4 million. The remaining increase was due to small increases in operating and personnel costs throughout the Company.

    Research and development expenses decreased $0.3 million, or 21.4%, to $1.1 million for the quarter ended September 30, 1997 from $1.4 million for the quarter ended September 30, 1996. This decrease was primarily due to a change in timing of material costs for the projects within the third quarter.

    Net interest expense decreased $0.3 million, or 12.0%, to $2.2 million for the quarter ended September 30, 1997 from $2.5 million for the quarter ended September 30, 1996. The decrease was due to the difference in rates between the quarter ended September 30, 1997 and the quarter ended September 30, 1996.

                                PANAVISION INC.

    Net other expense remained unchanged at $0.2 million for the quarters ended September 30, 1997 and September 30, 1996.

    Income before income taxes increased $4.0 million, or 56.3%, to $11.1 million for the quarter ended September 30, 1997 from $7.1 million for the quarter ended September 30, 1996. The increase was primarily due to the factors discussed above.

    The effective tax rates for the quarters ended September 30, 1997 and September 30, 1996 were 32.0% and 20.0%, respectively. The increase in the effective tax rate for the quarter ended September 30, 1997 was primarily due to the reduction in the valuation allowance for deferred tax assets and a higher effective tax rate relating to income from foreign operations.

    Net income increased $1.9 million, or 33.3%, to $7.6 million for the quarter ended September 30, 1997 from $5.7 million for the quarter ended September 30, 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
  1996

    Camera rental revenue increased $18.4 million, or 29.3%, to $81.2 million for the nine months ended September 30, 1997 from $62.8 million for the nine months ended September 30, 1996. This increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased camera rental revenue of $13.0 million and the rental of newly manufactured camera systems, specialty lenses and accessories to supply the increased demand in the North American independent feature film, commercial and episodic television markets as well as the U.K. feature film and commercial markets. Revenue also increased as a result of a small increase in rental rates.

    Lighting rental revenue increased $14.7 million to $22.3 million for the nine months ended September 30, 1997 from $7.6 million for the nine months ended September 30, 1996. This increase was primarily due to the acquisition of Lee Lighting in July 1996, which resulted in increased lighting rental revenue of $10.4 million, and the FSG Acquisition in June 1997, which resulted in increased lighting rental revenue of $1.2 million. The remaining increase was due to an increase in lighting rental revenue at Panavision Canada and during the third quarter of 1997 at Lee Lighting.

    Sales and other revenue increased $6.6 million, or 45.2%, to $21.2 million for the nine months ended September 30, 1997 from $14.6 million for the nine months ended September 30, 1996. This increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased sales and other revenue of $5.4 million for the nine months ended September 30, 1997, and from the acquisition of Lee Lighting in July 1996, which resulted in increased sales and other revenue of $0.8 million for the nine months ended September 30, 1997. The remaining increase was due to an increase in filter sales at Lee Filters.

    Cost of camera rental increased $9.1 million, or 33.7%, to $36.1 million for the nine months ended September 30, 1997 from $27.0 million for the nine months ended September 30, 1996. This increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased cost of camera rental of $8.0 million. The remaining increase was due to the increased rental asset depreciation.

    Cost of lighting rental increased $11.4 million to $16.0 million for the nine months ended September 30, 1997 from $4.6 million for the nine months ended September 30, 1996. This increase was primarily due to the acquisition of Lee Lighting in July 1996, which resulted in increased cost of lighting rental of $8.1 million, and the FSG Acquisition in June 1997, which resulted in increased cost of lighting rental of $0.8 million. The remaining increase was due to increased cost of lighting rental at Panavision Canada and Lee Lighting.

    Cost of sales and other increased $3.1 million, or 36.5%, to $11.6 million for the nine months ended September 30, 1997 from $8.5 million for the nine months ended September 30, 1996. This increase was

                                PANAVISION INC.

primarily due to the FSG Acquisition in June 1997, which resulted in increased cost of sales and other of $2.3 million and the acquisition of Lee Lighting in July 1996, which resulted in increased cost of sales and other of $0.5 million. The remaining increase was due to increased cost of filter sales at Lee Filters.

    Selling, general and administrative expenses increased $10.7 million, or 49.3%, to $32.4 million for the nine months ended September 30, 1997 from $21.7 million for the nine months ended September 30, 1996. This increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased selling, general and administrative expenses of $7.1 million, and the acquisition of Lee Lighting in July 1996, which resulted in increased selling, general and administrative expenses of $1.6 million. The remaining increase was due to small increases in operating and personnel costs throughout the Company.

    Research and development expenses increased $0.5 million, or 15.2%, to $3.8 million for the nine months ended September 30, 1997 from $3.3 million for the nine months ended September 30, 1996. This increase was primarily due to an increase in research and development staff and increased consulting costs related to the Company's ongoing development projects.

    Net interest expense decreased $1.3 million, or 23.2%, to $4.3 million for the nine months ended September 30, 1997 from $5.6 million for the nine months ended September 30, 1996. The decrease was due to the repayment of debt subsequent to the Company's initial public offering in November 1996.

    Net other income decreased $0.2 million to $0.0 million for the nine months ended September 30, 1997 from $0.2 million for the nine months ended September 30, 1996. The decrease was due to greater gains from disposals of fixed assets during the nine months ended September 30, 1996.

    Income before income taxes increased $10.4 million, or 103.0%, to $20.5 million for the nine months ended September 30, 1997 from $10.1 million for the nine months ended September 30, 1996. The increase was primarily due to the factors discussed above, as well as the elimination of the charge for the non-controlling partner's interest for the nine months ended September 30, 1997 compared to $4.5 million for the nine months ended September 30, 1996, due to the May 1996 recapitalization which eliminated the non-controlling partners' interest.

    The effective tax rates for the nine months ended September 30, 1997 and September 30, 1996 were 32.0% and 19.9%, respectively. The increase in the effective tax rate for the nine months ended September 30, 1997 was primarily due to the reduction in the valuation allowance for deferred tax assets and a higher effective tax rate relating to income from foreign operations.

    Net income increased $5.9 million, or 72.8%, to $14.0 million for the nine months ended September 30, 1997 from $8.1 million for the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The following table sets forth certain information from the Company's Condensed Consolidated Statements of Cash Flows for the periods indicated (in thousands):

                                                                                      NINE MONTHS
                                                                                  ENDED SEPTEMBER 30,
                                                                                  --------------------
                                                                                    1997       1996
                                                                                  ---------  ---------
Net cash provided by (used in):
Operating activities............................................................     34,499     17,645
Investing activities............................................................    (95,204)   (22,483)
Financing activities............................................................     60,137    (18,226)

                                PANAVISION INC.

    The Company relies primarily upon cash provided by operations to finance its operations, repay long-term indebtedness and fund capital expenditures primarily for manufacturing camera systems, lenses and accessories and purchasing other rental equipment.

    For the nine months ended September 30, 1997, cash provided by operating activities was $34.5 million. Net income of $14.0 million, adjusted for depreciation and amortization of $19.3 million, provided $33.3 million, which was increased by a source of $1.9 million, resulting from the net change in non-cash working capital items, which was partially offset by miscellaneous non-cash items of $0.7 million. Total investing activities of $95.2 million were comprised of capital expenditures of $36.4 million, partially offset by $1.0 million of proceeds received from the disposition of certain equipment. The majority of the capital expenditures were used to manufacture camera rental systems and to purchase other rental equipment. In addition, $59.8 million was used to complete the FSG Acquisition. Cash provided in financing activities of $60.1 million was a result of the $68.3 million of borrowings under the Credit Agreement, partially offset by $7.3 million of cash used as a reduction of outstanding borrowings, and other changes of $0.9 million.

    For the nine months ended September 30, 1996, cash provided by operating activities was $17.6 million. Net income of $8.1 million, adjusted for depreciation and amortization of $13.7 million and the non-controlling partners' interest of $4.5 million, provided $26.3 million, which was partially offset by a use of $8.2 million resulting from the net change in non-cash working capital items, and miscellaneous non-cash items of $0.5 million. Total investing activities of $22.5 million were comprised of capital expenditures of $16.6 million, partially offset by $1.2 million of proceeds received from the disposition of certain equipment. The majority of capital expenditures were used to manufacture camera rental systems and to purchase other rental equipment. The net investing activities also reflect a benefit of $1.0 million for cash on the balance sheet of Lee Lighting which was acquired in July 1996. In addition, $8.1 million was used to acquire the non-controlling partners' interest in PILP. Cash used in financing activities of $18.2 million was comprised of the reduction in outstanding borrowings in connection with the recapitalization in May 1996 and $1.5 million of distributions to taxing authorities on behalf of the partners in PILP.

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

                                PANAVISION INC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

            11.        Computation of Earnings Per Share.

            27.        Financial Data Schedule.

       (b)  During the third quarter of 1997, the Company filed current reports on Form 8-K as follows:

                   1)  Current Report on Form 8-K/A originally dated June 5, 1997, to file the required pro forma financial statements, financial statements of business acquired and exhibits.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PANAVISION INC.

                                By:             /s/ WILLIAM C. SCOTT
                                     -----------------------------------------
                                                  William C. Scott
                                               CHAIRMAN OF THE BOARD
Date:  November 3, 1997                     AND CHIEF EXECUTIVE OFFICER

                                By:           /s/ JEFFREY J. MARCKETTA
                                     -----------------------------------------
                                                Jeffrey J. Marcketta
                                              EXECUTIVE VICE PRESIDENT
Date:  November 3, 1997                     AND CHIEF FINANCIAL OFFICER