Form 10-K
period 1997-12-31
PANAVISION INC
filed 1998-03-24
CIK 1022911

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM              TO

            COMMISSION FILE NUMBER             001-12391

                                PANAVISION INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                       13-3593063
  (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

          6219 DE SOTO AVENUE
       WOODLAND HILLS, CALIFORNIA                             91367
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 316-1000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                              NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                 ON WHICH REGISTERED
           -------------------                ---------------------
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

     The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on March 20, 1998 was approximately $104 million.

     As of March 20, 1998, there were 18,928,500 shares of Panavision Inc. Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the registrant's 1998 definitive proxy statement, issued in connection with the annual meeting of stockholders, are incorporated by reference in Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                PANAVISION INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                                                             PAGE
                                                                                                             ----
                                                     PART I
Item 1    Business........................................................................................      3
Item 2    Properties......................................................................................     13
Item 3    Legal Proceedings...............................................................................     13
Item 4    Submission of Matters to a Vote of Security Holders.............................................     13

                                                     PART II
Item 5    Market for Registrant's Common Equity and Related Stockholder Matters...........................     13
Item 6    Selected Financial Data.........................................................................     14
Item 7    Management's Discussion and Analysis of Financial Condition and
            Results of Operations.........................................................................     15
Item 8    Financial Statements and Supplementary Data.....................................................     23
Item 9    Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure..........................................................................     23

                                                    PART III
Item 10   Directors and Executive Officers of the Registrant..............................................     23
Item 11   Executive Compensation..........................................................................      *
Item 12   Security Ownership of Certain Beneficial Owners and Management..................................      *
Item 13   Certain Relationships and Related Transactions..................................................      *

                                                     PART IV
Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................     24

------------------
* Incorporated by reference from Panavision Inc. Proxy Statement.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Panavision Inc. (the Company or Panavision) is a leading designer, manufacturer and supplier of high precision film camera systems, comprising cameras, lenses and accessories, for the motion picture and television industries. In 1997 in North America, Panavision equipment was utilized in over 80% of feature films produced by major motion picture studios, and over 80% of episodic or 'series' television productions shot on film (such as E.R. and SEINFELD). In addition, Panavision estimates that in 1997 it serviced nearly 40% of the independent feature film market in North America and over 20% of the feature film market in the United Kingdom and Europe. Panavision also supplies camera systems to the television commercial market in North America, the United Kingdom, Europe and the Asia Pacific region, which includes Japan, Australia, New Zealand, Indonesia and Malaysia.

     Unlike equipment manufactured by its competitors, Panavision camera systems are not available for sale but instead are rented exclusively through the Company's domestic and international owned and operated facilities as well as its network of independent agents. The Company believes that its position as an industry leader results from its control over the manufacturing and distribution process, its broad range of technologically superior and innovative products, its long-standing collaborative relationships with filmmakers and studios, the breadth of its camera equipment inventory and its dedication to customer service. Panavision is the only supplier of cinematography equipment that manufactures a complete camera system incorporating its own proprietary prime and zoom lenses, the most critical components of a camera system.

     Panavision is recognized in the motion picture and television industries as the preeminent brand name for cinematography equipment. Since the Company's inception in 1954, Panavision has continually introduced new camera systems, lenses, and accessories that have become industry standards. The Company's close relationship with producers, directors and cinematographers results in a cooperative effort to design and produce unique systems and accessories that meet filmmakers' creative needs. Panavision has received two OSCARS and 18 Awards for Scientific and Technical Achievement from the Academy of Motion Picture Arts and Sciences. Since 1990, two-thirds of the Academy Award nominees for Best Cinematography, and six of the seven cinematographers who have won the OSCAR for Best Cinematography, used Panavision camera systems. Panavision camera systems were used to film nine of the top ten box office movies shot on film in each of 1997 and 1996, including MEN IN BLACK, THE LOST WORLD: JURASSIC PARK, LIAR, LIAR, JERRY MAGUIRE, MY BEST FRIEND'S WEDDING, MISSION: IMPOSSIBLE, INDEPENDENCE DAY, RANSOM, TWISTER and A TIME TO KILL. In addition to the Company's involvement in the motion picture industry, a predominant number of U.S. prime time episodic or 'series' television programs that are shot on film use Panavision camera systems, including FRIENDS and N.Y.P.D. BLUE.

     Renting, rather than purchasing, equipment is more cost-effective for feature film, television and commercial producers given the periods of inactivity typically experienced between productions. In addition, renting camera systems from Panavision ensures continual access to state-of-the-art equipment as well as the availability of the proper equipment combinations for each specific project. Since the average cost of camera rental represents less than 1% of the average film budget, customers tend to place a higher priority on quality of service and availability of a broad range of technologically superior equipment than on price considerations, which enables Panavision to receive a premium for its equipment.

     Panavision maintains the leading position in an otherwise fragmented rental market for cinematographic equipment. Panavision is the only supplier of cinematographic equipment that has a network of rental offices and maintenance facilities throughout North America, Europe and the Asia Pacific region and is the only major manufacturer located near Hollywood. As the only vertically integrated provider of camera systems to the film and television industries, Panavision is better able to meet its customers' needs effectively. In contrast, the Company's manufacturing competitors are located in Europe and sell their products to rental companies, which then rent the equipment to the ultimate user.

     The demand for cinematographic equipment is driven by the number and complexity of feature films, television programs and commercials being produced. Demand for film-based entertainment has continued to grow steadily in recent years as evidenced by the growth in the number of feature film starts in North America from 350 in 1992 to 576 in 1997, an increase in domestic box office receipts of 28.1% from 1992 to 1997, and an increase of approximately 6,400 exhibitor screens over the same period. Additionally, the number of action films and special effects in feature film and television productions have increased significantly, thereby increasing the equipment required and lengthening the rental period. In addition, an increase in the number of television networks and channels and in their demand for original programming has also driven the increased use of camera systems.

     In addition to manufacturing and renting camera systems, the Company also rents lighting, lighting grip, power distribution, generation and related transportation equipment through Lee Lighting, the largest lighting rental company in the United Kingdom, as well as through its owned and operated facilities in Chicago, Dallas, Orlando, Toronto and Australia. The Company also manufacturers and sells lighting filters and other color-correction and diffusion filters through Lee Filters.

     Panavision was incorporated in Delaware in 1990. Predecessors of Panavision have been engaged in the design and manufacturing of cinematography equipment since 1954. The Company's principal executive office is located at 6219 De Soto Avenue, Woodland Hills, California 91367 and its telephone number is (818) 316-1000.

     On June 5, 1997, the Company completed its acquisition (the FSG Acquisition) of Visual Action Holdings plc's Film Services Group (Film Services Group or FSG) for approximately $61 million. FSG includes camera rental operations which rent primarily non-Panavision manufactured equipment in the

United Kingdom, France, Australia and two U.S. cities, Chicago and Dallas, as well as smaller rental operations in New Zealand, Malaysia and Indonesia. Management intends to augment the existing FSG equipment inventory base with Panavision camera systems over time. Management believes that the FSG Acquisition has substantially improved its competitive position internationally as well as in the mid-western U.S. commercial market.

PROPOSED RECAPITALIZATION

     On December 18, 1997, the Company, PX Holding Corporation, (PX Holding) an indirectly wholly owned subsidiary of Mafco Holdings, Inc. (Mafco) and PX Merger Corporation, a wholly owned subsidiary of PX Holding, entered into an Agreement of Recapitalization and Merger (the Recapitalization Agreement). Pursuant to the terms of the Recapitalization Agreement and subject to the conditions set forth therein, PX Merger Corporation will be merged with and into the Company (the Merger).

     Pursuant to the Recapitalization Agreement, stockholders of the Company (other than Warburg, Pincus Capital Company, L.P. (Warburg, Pincus)) will, in the aggregate, have the opportunity to elect to have their shares of Common Stock converted into the right to receive $27.00 per share in cash. To the extent that holders (other than Warburg, Pincus) of more than 88% of the shares of Common Stock elect to have their shares converted into the right to receive cash, the election is subject to proration.

     Pursuant to a Voting and Stockholders Agreement, dated as of December 18, 1997, as amended by the First Amendment dated as of March 16, 1998 (the Stockholders Agreement, and together with the Recapitalization Agreement and the transaction contemplated thereby, the Proposed Recapitalization), by and among Warburg, Pincus, Mafco and the Company, Warburg, Pincus has agreed to exchange 88% of its shares of Common Stock for Series A redeemable preferred stock (Redeemable Preferred Stock) of the Company redeemable immediately upon consummation of the Merger at a price equivalent to $26.50 in cash per share of Common Stock. To the extent fewer than 88% of the shares of Common Stock held by stockholders (other than Warburg, Pincus) are exchanged for cash, Warburg, Pincus will increase the number of shares of Common Stock it exchanges for Redeemable Preferred Stock (or will sell such shares to PX Holding), up to the remainder of its shares of Common Stock.

     As a result of the Proposed Recapitalization, Mafco will acquire control of the Company. Assuming stockholders (other than Warburg, Pincus) of at least 88% of the shares of Common Stock elect to receive cash for their shares, Mafco will beneficially own approximately 72% of the issued and outstanding Common Stock.

     Funds required in connection with the transaction, including to acquire the shares and outstanding stock options, to refinance existing indebtedness and to pay related fees and expenses, will be obtained through a combination of bank financing, the issuance of subordinated notes and the purchase by Mafco of equity in the recapitalized Company. This transaction, which is subject to certain conditions, including stockholder approval, is expected to be completed in the second quarter of 1998.

     In connection with the Proposed Recapitalization, the Company expects to
(i) enter into a new credit agreement with a maximum commitment amount of $340 million, (ii) assume obligations under subordinated notes with an aggregate issue price of $150 million and (iii) receive an equity contribution from PX Holding, of approximately $154 million.

COMPETITIVE STRENGTHS

     Panavision's leading market position is demonstrated by its premier brand name recognition and its market share of over 80% of the major studio feature films and episodic television programs produced in North America in 1997. The Company's leading position results from the following competitive strengths which provide substantial barriers to entry for new competitors.

     CONTROL OVER MANUFACTURING AND DISTRIBUTION PROCESS. Panavision is the only vertically integrated renter of camera systems to the film and television industry. The Company's control over both the manufacturing and distribution processes enables it to (i) rapidly incorporate technological development and filmmakers' suggestions into new products, (ii) maintain product exclusivity and
(iii) offer products with greater quality and higher performance at a premium price.

     REPUTATION FOR QUALITY AND TECHNOLOGICALLY ADVANCED PRODUCTS. Panavision is recognized as the industry leader in the development of high quality, technologically advanced camera systems and its products have become industry standards. Panavision has received two OSCARS and 18 other Academy Awards granted for Scientific and Technical Achievement, including a 1998 award for the Panavision/Frazier Lens System. In addition to the development of new products, Panavision is also better able to upgrade its existing inventory to meet continually changing market demands, thereby reducing obsolescence, achieving better control of inventory and product availability, and providing its customers with access to the latest technological advances.

     CLOSE RELATIONS WITH FILMMAKERS. As a result of Panavision's significant relationships with cinematographers, directors and producers and its leading market position, Panavision gains early access to productions and is able to influence the selection of camera systems. Additionally, Panavision offers instruction and training in the handling of Panavision equipment to young directors and cinematographers while they are still in film school and thereafter, thereby developing loyalty to Panavision and providing a foundation for Panavision to sustain its strong market position. Panavision is the only major manufacturer of cameras and lenses located in the Hollywood area, enabling the Company to develop close relationships with filmmakers as well as enabling the Company to rapidly respond to its customers' needs.

     RANGE AND BREADTH OF CAMERA EQUIPMENT. Panavision believes that it has the world's largest inventory of camera systems, with over 1,000 cameras and 5,000 lenses. It also offers a broad range of choices, including equipment that is exclusively available through Panavision and its agents. The Company believes that the range and breadth of its camera inventory enable it to serve a greater number of productions throughout the world and make it the only company in the industry with the ability to serve multiple large-scale feature film productions simultaneously.


     DEDICATION TO CUSTOMER SERVICE. Panavision places special emphasis on customer service. The Company's customer service, repair and maintenance personnel are 'on call' and available to assist customers 24 hours a day. In order to provide filmmakers with a high level of support, the Company sends marketing representatives and technicians to film production sets to provide advice or immediate assistance with any equipment needs or questions. The Company assigns to each production a sales representative who possesses skills and experience appropriate to the needs of that production in an attempt to foster a strong and lasting working relationship with the customer. In addition, as part of its customer service, the Company often develops, customizes or procures equipment for specific customers or projects.

GROWTH STRATEGY

     The Company's growth strategy is to increase its market share in the worldwide commercial and feature film markets by leveraging its strong competitive position and brand name in the feature film and television industries in North America. The Company's strategy involves the following elements:

     INCREASE INVENTORY OF AVAILABLE CAMERA EQUIPMENT. Until mid-1996, the Company's growth had been inhibited by equipment shortages resulting from limited manufacturing capacity and capital expenditure constraints imposed by its prior credit facilities. The Company believes that its move to its current manufacturing facility in 1996 as well as its enhanced access to capital will enable the Company to continue to expand its equipment base in order to meet expected market demand and to capture a larger market share, particularly in the worldwide commercial and independent feature film markets.

     EXPAND NEW PRODUCT DEVELOPMENT. The Company intends to continue developing and manufacturing the next generation of technologically superior cameras, lenses and accessories. The Company is currently rolling out its Millennium camera system and focusing its development efforts on value-added accessories that increase the overall size and rental price of a camera package. The Company's move into a larger manufacturing facility enabled the Company to hire additional personnel and significantly increase its research and development of new products in an effort to extend its leadership in technology and product development and to further facilitate collaborative efforts with filmmakers. For example, the Company has recently introduced a new close focus macro-zoom lens and the Panavision/Frazier Lens System which provide filmmakers with unique creative tools that were previously unavailable.

     GEOGRAPHIC EXPANSION AND STRATEGIC ACQUISITIONS. From time to time the Company has pursued strategic acquisitions, such as the FSG Acquisition, as a means of expanding market share in existing markets and as a gateway to new geographical markets. The Company will continue to evaluate such opportunities as they arise, as well as other opportunities, such as strategic alliances or the expansion of its agent network.

CAMERA RENTAL MARKETS


     Panavision supplies cinematographic equipment, such as cameras, lenses and accessories to its customers on a project-by-project basis. The Company has a rental inventory of over 1,000 cameras (including non-Panavision manufactured equipment) and 5,000 lenses, as well as associated accessories. The Company rents its equipment through 22 owned and operated rental facilities which are strategically located in cities where the most feature films are produced, including Los Angeles, Toronto, London and Paris. The Company also rents its equipment through ten independent agents, including agents located in New York, Tokyo and Hong Kong. Panavision's network of owned and operated rental offices and independent agents provides it with a competitive advantage as it is the only rental company that offers clients equipment and service on a national and worldwide basis.

  FEATURE FILMS

     The rental process for feature films takes about four to seven months from the time the producer approves the project until filming is completed and the equipment package is returned to Panavision for servicing. The decision makers for the various markets are the producers, directors and cinematographers. In general, after production is approved, the decision makers discuss the requirements with their Panavision sales representative and then finalize the equipment package. The equipment is subsequently prepped at the Panavision rental facility and shipped to the studio or location to commence principal photography. Once the equipment is returned, the Company services its equipment in preparation for the next rental. The average feature film rental is for 10 to 12 weeks. Panavision rents camera packages that include cameras, lenses and accessories. The average weekly rental package price for feature films has increased since 1992 due to the addition of value-added proprietary lenses and accessories as well as modest price increases on existing inventory.

     The number of feature films produced in North America increased from approximately 350 in 1992 to 576 in 1997. Major studio feature film productions decreased to approximately 86 in 1997 from approximately 104 in 1992, the first decline in any year since 1992. However, the number of independent feature films produced in North America increased from approximately 246 in 1992 to approximately 490 in 1997. Major studio feature films are typically large-budget productions with camera rental budgets that require greater depth of product and experienced customer service personnel. The Company expects that the production of large-budget action films will continue due in part to their success in the international theater, television and home video markets. In 1997, approximately 34% of the Company's camera rental revenue were generated from feature films. In addition, the Company estimates that its camera rental revenue from feature films has grown 57% since 1992. The Company believes the feature film market, particularly independent productions, offers significant growth opportunities.

  COMMERCIALS

     Although commercial productions generally last for only one to seven days, daily rental rates for camera systems are equivalent to feature film rental rates and represent a significant part of the camera equipment rental market. Many of the creative people involved in the filming of commercials seek to distinguish their products by using innovative techniques requiring technologically advanced equipment--the ability to achieve a unique 'look,'

which the Company believes can, in many cases, be achieved best by using Panavision products. By pursuing opportunities to expand its presence in the television commercial market, the Company believes that it can develop brand loyalty to Panavision products and beneficial long-term relationships with directors and cinematographers, many of whom begin their careers filming television commercials. In 1997, approximately 31% of the Company's camera rental revenue were generated from commercials. The Company estimates that its camera rental revenue from commercials has grown 289% since 1992. The Company believes this market offers significant opportunities for growth.

  EPISODIC TELEVISION

     The episodic or 'series' television market in North America is comprised primarily of dramas, situation comedies and action programs produced on film which are aired in both prime and non-prime time slots. These programs are broadcast on the four major television networks as well as on the WB, UPN and cable networks. The number of episodic shows produced on film has increased by approximately 100% since 1992, resulting primarily from the advent of new broadcast networks and increased original programming on cable networks. Over the same period, the Company believes that the use of film rather than videotape in episodic television has increased because of a number of factors. Film is an excellent storage or archival medium and may be digitally transferred to other media, such as the evolving high definition television technologies, with greater resolution than videotape. The image quality that film offers is very important to television programs that will be syndicated into many markets. In contrast, videotape may not be fully compatible with high definition television and may deteriorate more rapidly over time.

     In 1997, approximately 25% of the Company's camera rental revenue was generated from episodic television. The Company estimates that its camera rental revenue for 1997 from episodic television has grown 205% since 1992. The Company believes it will continue to make inroads in this market as a result of new network programming requirements and innovative Panavision products such as the 3-Perf(Registered) System, the Pedestal Camera System and a 2,000-foot film magazine.

  MOVIES OF THE WEEK

     In addition to episodic television, there are also movies of the week shot specifically for network and cable television. The number of movies of the week productions in North America has increased from approximately 185 in 1992 to approximately 227 in 1997. However, due to the relatively low budgets associated with these productions, overall cost is a major factor in the selection of the camera equipment that is used and, accordingly, the dollar size of this market is relatively small.

     In 1997, approximately 4% of the Company's camera rental revenue was generated from movies of the week. The Company estimates that its camera rental revenue from movies of the week has grown 17% since 1992. While the Company will continue to serve this market, given its size and price sensitivity, the Company expects to focus on higher-budget productions.

PRODUCTS

  RESEARCH AND PRODUCT DEVELOPMENT

     The Company is in the process of expanding its research and development group, which currently comprises approximately 40 mechanical, software, electronic and optical engineers, draftsmen and machinists. Additionally, the research and development group has a dedicated machine shop that manufactures prototype equipment. These internal capabilities enable the Company to develop proprietary technology in collaboration with filmmakers to address their unique requirements.

     The Company has long been a leader in the research and development of film camera lenses. Since the first Panavision lens was introduced in 1957, the Company has introduced many innovative spherical and anamorphic lenses, including the PRIMO(Registered) series which won Academy Awards in 1990, 1991, 1994 and 1995. During 1997, the Company completed the development of a new macro close-focus, wide-angle zoom lens. This new lens is designed to address the need within the commercial market for a compact lens with the ability to operate in low light environments and maintain focus at extremely close ranges (e.g., table-top or other close-up work). In 1997, the Company introduced a new sync-sound camera which is lighter and quieter than current Panavision cameras and incorporates enhanced view finding and video monitoring capabilities. In addition, the Company is in the process of developing a digital video assist device that will enable the director and cinematographer to perform certain immediate on-set digital editing functions.

     Research and development expenses for the years ended 1997, 1996 and 1995 were $4.5 million, $4.3 million and $3.0 million, respectively.

  CAMERA SYSTEMS

     The Company is the only provider of camera systems with an integrated design that provides customers with compatible products that are available worldwide. Each camera package rented for a project is comprised of a number of camera systems, each of which includes a camera, lenses and accessories. A cinematographer's needs may include a sync-sound camera, such as the Platinum Panaflex(Registered) and a high-speed Panastar(Registered) camera. Each camera's rental price includes a variety of accessories such as eyepieces, viewfinders, cables, brackets and grips.

     Cameras. There are two basic types of motion picture cameras--Synchronous, or 'sync-sound,' and Mit Out Sound (MOS). Sync-sound cameras are used to shoot pictures while recording dialogue. MOS cameras are used primarily to shoot high-speed footage and special effects and may also be used as backup cameras in situations where dialogue is not being recorded. The Company's camera inventory consists of both sync-sound and MOS cameras with various features and at a range of prices. While the majority of the Company's sync-sound cameras are 35mm cameras, the Company also manufactures 16mm cameras, which are used primarily on episodic television shows, and 65mm cameras, which are used primarily for special effects and special venue presentations.

     The Company's inventory also includes a number of non-Panavision cameras which are used to supplement the Company's product line. Due to its ability to purchase non-Panavision cameras if there is a business need to do so, the Company is able to compete with independent renters of cinematography equipment on the same level and with the same equipment. Its competitors, on the other hand, do not have the corresponding ability to purchase Panavision equipment, as Panavision equipment is not available to rental companies other than the Company's agents.

     Lenses. Panavision develops, designs and manufactures its own prime (fixed focal length) and zoom lenses, the most critical component affecting picture quality and an important consideration for the filmmaker. For many years, the Company specialized in anamorphic lenses, which are used for the wide-screen movie format. While the Company remains the world's leading supplier of these lenses, in 1985 a strategic decision was made to design and develop a new series of prime and zoom lenses specifically for cinematography applications. Accordingly, the Company created a line of advanced spherical lenses for the non-wide screen format, producing its proprietary PRIMO PRIME(Registered) and PRIMO ZOOM(Registered) lenses. The PRIMO(Registered) lenses have performance characteristics that exceed the other lenses available in the marketplace.

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

MANUFACTURING AND ASSEMBLY

     The Company manufactures cameras, lenses and accessories designed by the Company's in-house research and development staff. The Company has over 100 non-union employees at its recently renovated and expanded 150,000 square foot manufacturing facility in Woodland Hills, California, located near Hollywood. While the breadth of the Company's rental inventory has allowed it to adequately service certain segments of the feature film and television industries, until mid-1996 capital constraints precluded Panavision from investing in additional rental equipment to expand its market share in other attractive markets, including both North American and international independent feature films and commercials. In 1997 the Company increased its camera manufacturing production to take advantage of what it believes to be favorable rates of return as well as high demand for its equipment, doubling the number of new camera systems manufactured in 1997 to 72 from 35 in 1996. Panavision expects to manufacture a similar number of camera systems in 1998. The Company believes that its existing manufacturing facility has sufficient capacity to increase manufacturing of camera systems beyond the level achieved in 1997.

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

     While the Company manufactures most of the components internally, certain components and subassembly work, including glass grinding, lens element polishing and die casting, are outsourced to selected suppliers. The Company has developed long-standing relationships with its significant suppliers and believes that they will continue to supply high-quality products in quantities sufficient to satisfy its requirements. Since certain components, particularly the lens element, require long lead times, precise production schedules are critical. Inventory levels are determined based on input from marketing, operations and the agent network. The Company maintains a fairly constant production schedule in order to utilize efficiently its resources and service its customers' requirements.

MARKETING AND CUSTOMER SERVICE

     The principal decision makers in the selection of the camera packages are cinematographers, directors and producers, who view their cameras and related equipment as critical artistic tools. Camera packages typically comprise a very small percentage of a production budget. Accordingly, absent budget constraints, the selection of equipment is driven by its suitability, technological capabilities and reliability, as well as by the degree to which the manufacturer or renter is able to rapidly service the technical needs of the filmmaker, both before and during film production.

     The Company's skilled sales representatives have established close working relationships with numerous filmmakers. To cultivate these relationships, the Company assigns to each production a sales representative who possessed skills and experience appropriate to the needs of that production. Based on discussions with the filmmaker, the sales representative recommends a camera package tailored to achieve the filmmaker's desired visual effect and meet the production budget. In addition, sales representatives provide further advice and support by visiting film production sites throughout the production. As a result of providing high-quality customer service, many of the Company's representatives have been working with the same filmmakers throughout their careers and in many instances the collaborative effort with the filmmaker has prompted the design of innovative camera systems and accessories.

     After preliminary decisions have been made with respect to the proper camera package, the camera equipment is delivered to a preparation room in one of the Company's facilities reserved for that filmmaker. The filmmaker, together with his own and Panavision's representatives, then inspects, tests and experiments with the equipment at the facility's prep floor, sound stage, film studio and screening room.

DISTRIBUTION


     Camera packages are rented to the motion picture and television industries through rental houses owned and operated by Panavision as well as by independent agents. These rental houses serve as a single point of contact for the cinematographers and often provide services including maintenance and technical advice. Panavision is the only manufacturer to have a significant portion of its revenue generated through owned and operated rental houses, primarily because of the Company's choice not to sell its equipment. The Company does not currently intend to begin selling its camera systems.

     Panavision owns and operates camera rental facilities domestically in Woodland Hills, Hollywood, Chicago, Dallas, Orlando and Wilmington, and internationally in Toronto and Vancouver, Canada, Dublin, Ireland, London (five) and Manchester, England, Paris, France (two), Sydney, Brisbane and Melbourne, Australia, Auckland and Wellington, New Zealand, Jakarta, Indonesia and Kuala Lumpur, Malaysia. The Chicago, Dallas, Orlando, Toronto and Australia facilities also provide lighting, lighting grip and power distribution and generation equipment.

     In addition to its owned and operated facilities, the Company serves its customers through a network of domestic and international third-party agents who are responsible for the rental of the Company's equipment in locations that are not serviced by the owned and operated facilities. Agents pay approximately 60% of their rental revenue to the Company and retain the balance, which is charged as a commission expense in the Company's statement of income. The Company uses 10 third-party agents to facilitate the rental of its products, accounting for approximately 6% and 13% of the Company's revenue in 1997 and 1996, respectively. In June 1997, the

Company acquired several of its third-party agents in the FSG Acquisition. This acquisition primarily accounts for the reduction in the percent of total Company revenue ascribed to third-party agents. All of the Company's agents are well-trained in the use of Panavision equipment and are supported by the Company's technical staff.

     The Company's domestic third-party agent network includes agents in New York and San Francisco, and internationally, agents are located in Canada, Mexico, Italy, Spain, Sweden, Hong Kong, Japan and South Africa. The Hong Kong agent has offices in mainland China.

     For information as to the Company's operations in different geographical areas, see Note 10 of Notes to the Consolidated Financial Statements of the Company included elsewhere in this Form 10-K.

COMPETITION

     The market for high-precision cinematography equipment is highly competitive, primarily driven by technology, customer service and, to a lesser extent, price. As a manufacturer of cinematography equipment, the Company has two primary competitors, Arriflex, based in Munich, Germany, and Moviecam, based in Vienna, Austria. Both of these companies manufacture only cameras and certain accessories, primarily for sale to rental houses and individuals, who are not the end users. Because Panavision manufacturers lenses, cameras, and a full range of accessories, has close relationships with filmmakers and has in-house design and manufacturing capabilities, the Company believes that it is better able to develop the innovative camera systems demanded by its customers.

     As a renter of cinematography equipment, the Company competes with numerous rental facilities which must purchase their equipment from other manufacturers and then rent that equipment to their customers. While the overall rental business is price competitive and subject to discounting, the Company has chosen to compete on the basis of its large inventory base, technologically advanced proprietary products, broad product line, extensive sales and marketing force and commitment to customer service. The Company believes that it, as both the manufacturer and rental house, is able to respond to many user requests on shorter notice more effectively than its rental competitors. In addition to its existing competitors, the Company may encounter competition from new competitors, as well as from new types of equipment.

LIGHTING RENTAL

     In addition to manufacturing and renting camera systems, the Company rents lighting, lighting grip, transportation and distribution equipment and mobile generators used in the production of feature films, television programs and commercials, outside broadcasts and other events from its owned and operated facilities located in the United Kingdom, Chicago, Dallas, Orlando, Toronto and Australia. In addition, the Company sells consumable products including lighting filters, light bulbs and gaffer tape, which are used in all types of production. Effective July 1, 1996, the Company acquired Lee Lighting, which for 1997 had revenue of approximately $23.4 million. The Company's other lighting rental operations had combined revenue of approximately $7.2 million for 1997.

  LEE LIGHTING

     Lee Lighting is the largest lighting rental operation in the United Kingdom. Lee Lighting purchases lighting equipment, lighting grip equipment and generators from independent manufacturers to maintain and build its rental asset base. Lee Lighting currently has the largest inventory of lampheads, the core element of lighting equipment used by filmmakers in all areas of the industry, in the United Kingdom. This large rental asset base and Lee Lighting's experienced management and electricians allow it to service a number of films which may be shooting concurrently. Lee Lighting operates lighting rental operations in London, Bristol, Manchester and Glasgow, each of which has its own rental inventories. From these four locations, Lee Lighting is able to service any production in England, Wales or Scotland. In addition, Lee Lighting maintains a rental base at Shepperton Studios, the second largest studio complex in the United Kingdom for the production of feature films.

     Lee Lighting also supplies equipment to any U.K.-based production crew for shoots in Europe, South America or Africa. Typically, Lee Lighting does not service productions based outside of the United Kingdom, except occasionally in Ireland. Recently, Lee Lighting has supplied the entire lighting needs of such major feature films as THE AVENGERS, LOST IN SPACE, FOUR WEDDINGS AND A FUNERAL, ROB ROY, MISSION: IMPOSSIBLE, 101 DALMATIONS, EVITA and THE SAINT.

     COMPETITION. Lee Lighting services both the motion picture and television industries, including studio programs, outside broadcasts, commercials and made-for-television movies (equivalent to movies of the week). These markets require a similar range of lighting productions and related support equipment; however, feature films and episodic television programs generally require larger equipment packages than commercials. The composition of equipment packages is frequently determined by the producer, director or cinematographer, who may desire a specific type of image or lighting effect. Although Lee Lighting is the largest lighting rental company in the United Kingdom, the lighting rental market is price competitive.

     COMPETITIVE STRENGTHS. The Company believes Lee Lighting is well-positioned in the U.K. lighting rental industry because of the following competitive strengths:

          Reputation for Outstanding Service. Over the last two decades Lee Lighting has developed a reputation among U.K. producers of feature films, television programs and commercials for providing outstanding service. Lee Lighting is the only lighting company in the United Kingdom that supplies its own electricians in connection with the rental of its equipment. Many major U.K. feature film producers regularly use Lee Lighting's equipment and the services of its skilled gaffers and electricians. This service force is on call 24 hours a day, seven days a week and is supplemented by freelance labor when required. This affords Lee Lighting the competitive advantage of providing customers with a higher quality and more consistent service, which is critical to success in capturing feature film work. Many of Lee Lighting's technicians are considered to be among the best in the film industry and their services are requested by some of the world's leading cinematographers.

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

          Experienced Management. Lee Lighting currently employs senior management who have developed relationships over many years with influential individuals in the U.K. motion picture and television industries. Under this management there is a sizable field force of gaffers and electricians who work exclusively for Lee Lighting.


LEE FILTERS

     Lee Filters is a manufacturer of light control media for the motion picture, television and theater industries. Sales of filters or gels used by lighting directors to control or correct lighting conditions during productions comprise 80% of Lee Filters' business. The balance consists of the sale of photographic filters and related products. Lee Filters' revenue was approximately $12.8 million and $12.3 million in 1997 and 1996, respectively.

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

     Lighting filter distribution is handled primarily through a network of third-party dealers who have been selected because of their specific knowledge of the filters' market in their respective countries. For 1997, approximately 50% of Lee Filters' sales were in the United Kingdom and Europe. In the United Kingdom, Lee

Filters sells on a direct basis to end users and rental houses as well as to distributors and dealers. In Europe, Lee Filters has distributors in France, Germany, Italy, Spain, Benelux, Portugal, Scandinavia and Switzerland.

     For 1997, approximately 37% of Lee Filters' sales were generated in North America where it has established distribution operations in Los Angeles, California and the New York metropolitan area to service U.S. dealers. A third-party distributor has been established in Toronto to serve the Canadian market. The remaining 13% of sales were generated primarily in Japan, Hong Kong, Singapore and Australia.

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

INTELLECTUAL PROPERTY

     The Company relies on a combination of patents, licensing arrangements, trade names, trademarks, service marks, trade secrets know-how and proprietary technology to protect its intellectual property rights. The Company owns or has been assigned or licensed under several domestic and foreign patents and patent applications relating to its cameras, lenses and accessories. The Company also owns or has been assigned several domestic and foreign trademark or service mark registrations including Panavision(Registered), Panaflex(Registered), Panahead(Registered), Panalite(Registered), Panavid(Registered),
Panastar(Registered), Primo Zoom(Registered), Primo-L(Registered) and 3-Perf(Registered) which are material to its business.

ENVIRONMENTAL MATTERS

     The Company is subject to foreign, federal, state and local environmental laws and regulations relating to the use, storage, handling, generation, transportation, emission, discharge, disposal and remediation of hazardous and non-hazardous substances, materials and wastes (Environmental Laws). The Company also is subject to laws and regulations relating to worker health and safety. The Company believes that its operations are in substantial compliance with all applicable Environmental Laws. The Company expects to spend approximately $2.0 million at its Lee Filters' Andover, England facility during 1998 and 1999 to comply with anticipated air emissions requirements in the United Kingdom. Although no other material capital or operating expenditures relating to environmental controls or other environmental matters are currently anticipated, there can be no assurance that the Company will not incur costs in the future relating to environmental matters that would have a material adverse effect on the Company's business or financial condition.

EMPLOYEES

     As of December 31, 1997, the Company had a total of approximately 1,227 full time employees, consisting of 502 employees based in the United States, 64 employees based in Canada, 502 employees based in the United Kingdom, 63 employees based in France, 70 employees based in Australia and 26 employees based in New Zealand. The Company is not a party to any collective bargaining agreements. The Company believes that its relationships with its employees are good.

ITEM 2. PROPERTIES

PROPERTIES

     The Company's headquarters and principal manufacturing facility are located at its 150,000 square-foot facility in Woodland Hills, California. The Company also operates domestic rental facilities in Woodland Hills, Hollywood, Chicago, Dallas, Orlando and Wilmington. To service its international markets, Panavision operates rental facilities in Toronto and Vancouver, Canada, Dublin, Ireland, London (five) and Manchester, England, Paris, France (two), Sydney, Brisbane and Melbourne, Australia, Auckland and Wellington, New Zealand, Jakarta, Indonesia and Kuala Lumpur, Malaysia. Lee Lighting operates rental facilities in London, Bristol and Manchester, England and Glasgow, Scotland. Lee Filters has operations in Burbank, California and Teterboro, New Jersey as well as a manufacturing facility located in Andover, England. All of the Company's facilities are leased, with the exception of two of the Company's greater London facilities, a small fabricating facility in Sydney, Australia and its facility located in Glasgow, Scotland, which are owned.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not engaged in any legal proceeding other than ordinary routine litigation incidental to its business. Panavision does not believe that any such proceedings currently pending will have a material adverse effect on its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the New York Stock Exchange (NYSE) under the symbol 'PVI.' As of March 20, 1998, there were approximately 2172 holders of the Company's Common Stock comprised of 47 record holders and 2125 beneficial holders.

                                                                                  STOCK SALES PRICES
                                                                              --------------------------
                                                                              HIGH      LOW      CLOSING
                                                                              ----      ---      -------
1997
  First Quarter............................................................   $21 3/8   $16 3/8     $17 3/8
  Second Quarter...........................................................    20 1/2    16          19 15/16

  Third Quarter............................................................    22 1/4    18          20 7/8
  Fourth Quarter...........................................................    28 1/4    20 7/8      25 13/16
1996*
  Nov. 20--Dec. 31, 1996...................................................   $24       $18 5/8     $20 3/4

------------------
* Information represents the period since the Company's Common Stock began trading on the NYSE after its initial public offering on November 20, 1996 through December 31, 1996.

     The Company has never paid a cash dividend on its Common Stock and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. The current policy of the Company's Board of Directors is to retain earnings to finance the operations and expansion of the Company's business. In addition, the Company's existing credit agreement restricts the Company's ability to pay dividends to its stockholders (see Note 6 of Notes to the Consolidated Financial Statements of the Company).

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data has been derived from the Consolidated Financial Statements that have been audited by Ernst & Young LLP, independent auditors. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7 'Management's Discussion and Analysis of Financial Condition and Results of Operations' and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

                                                                        YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------------------
                                                        1997(1)     1996(2)     1995(3)       1994        1993
                                                        --------    --------    --------    --------    --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenue..............................................   $176,863    $124,638    $ 95,328    $ 77,100    $ 66,710
Cost of revenue......................................     90,879      59,473      44,369      40,995      36,432
                                                        --------    --------    --------    --------    --------
Gross margin.........................................     85,984      65,165      50,959      36,105      30,278
Selling, general and administrative expenses(4)......     47,575      30,688      28,486      19,210      18,875
Research and development expenses....................      4,494       4,310       2,986       2,442       2,272
                                                        --------    --------    --------    --------    --------
Operating income.....................................     33,915      30,167      19,487      14,453       9,131
Net interest expense.................................     (6,385)     (7,435)     (5,616)     (5,318)     (5,229)
Net other income (expense)(5)........................      1,210      (1,425)        415         665         183
                                                        --------    --------    --------    --------    --------
Income before non-controlling partners' interest in
  PILP and income taxes..............................     28,740      21,307      14,286       9,800       4,085

Non-controlling partners' interest in--PILP(6).......         --      (4,500)     (7,348)       (879)       (327)
                                                        --------    --------    --------    --------    --------
Income before income taxes...........................     28,740      16,807       6,938       8,921       3,758
Income tax provision.................................     (9,252)     (3,536)     (1,375)     (1,843)       (453)
                                                        --------    --------    --------    --------    --------
Net income...........................................   $ 19,488    $ 13,271    $  5,563    $  7,078    $  3,305
                                                        --------    --------    --------    --------    --------
                                                        --------    --------    --------    --------    --------
Basic earnings per share.............................   $   1.07    $    .94    $    .41    $    .52    $    .24
                                                        --------    --------    --------    --------    --------
                                                        --------    --------    --------    --------    --------
Diluted earnings per share...........................   $   1.03    $    .84    $    .36    $    .46    $    .22
                                                        --------    --------    --------    --------    --------
                                                        --------    --------    --------    --------    --------
Shares used in computation--Basic....................     18,174      14,130      13,706      13,706      13,706
Shares used in computation--Diluted..................     19,012      15,733      15,277      15,277      15,277

                                                                              DECEMBER 31,
                                                        --------------------------------------------------------
                                                          1997        1996        1995        1994        1993
                                                        --------    --------    --------    --------    --------
BALANCE SHEET DATA:
Total assets.........................................   $281,937    $176,746    $165,751    $149,707    $140,075
Total current liabilities............................     44,334      27,214      25,162      18,230      13,419
Long-term debt.......................................    119,999      55,000     124,678     127,000     131,000
Stockholders' equity (deficiency)....................    109,444      93,018       6,456         922      (6,706)

------------------

(1) Includes operating results of the Film Services Group since June 5, 1997, the date of its acquisition.

(2) Includes operating results of Lee Lighting Limited since its acquisition effective July 1, 1996.

(3) Includes operating results of Panavision Canada Corporation, a former agent, since January 20, 1995, the date of its acquisition.

(4) The fourth quarter of 1997 includes approximately $300,000 of legal fees related to the Proposed Recapitalization and approximately $279,000 for a payroll tax charge related to the exercise of options.

(5) In the fourth quarter of 1996, deferred financing costs in the amount of $1.8 million were written off.

(6) In the 1996 Recapitalization, the Company acquired the non-controlling partners' interest in PILP effective May 8, 1996. Accordingly, there will be no further allocation of PILP's income to non-controlling partners.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the Consolidated Financial Statements of Panavision and the Notes thereto included elsewhere in this Form 10-K.

INTRODUCTION

THE PROPOSED RECAPITALIZATION

     On December 18, 1997, the Company, PX Holding Corporation, (PX Holding) an indirectly wholly owned subsidiary of Mafco Holdings, Inc. (Mafco) and PX Merger Corporation, a wholly owned subsidiary of PX Holding, entered into an Agreement of Recapitalization and Merger (the Recapitalization Agreement). Pursuant to the terms of the Recapitalization Agreement and subject to the conditions set forth therein, PX Merger Corporation will be merged with and into the Company (the Merger).

     Pursuant to the Recapitalization Agreement, stockholders of the Company (other than Warburg, Pincus Capital Company, L.P. (Warburg, Pincus)) will, in the aggregate, have the opportunity to elect to have their shares of Common Stock converted into the right to receive $27.00 per share in cash. To the extent that holders (other than Warburg, Pincus) of more than 88% of the shares of Common Stock elect to have their shares converted into the right to receive cash, the election is subject to proration.

     Pursuant to a Voting and Stockholders Agreement, dated as of December 18, 1997, as amended by the First Amendment dated as of March 16, 1998 (the Stockholders Agreement, and together with the Recapitalization Agreement and the transaction contemplated thereby, the Proposed Recapitalization), by and among Warburg, Pincus, Mafco and the Company, Warburg, Pincus has agreed to exchange 88% of its shares of Common Stock for Series A redeemable preferred stock (Redeemable Preferred Stock) of the Company redeemable immediately upon consummation of the Merger at a price equivalent to $26.50 in cash per share of Common Stock. To the extent fewer than 88% of the shares of Common Stock held by stockholders (other than Warburg, Pincus) are exchanged for cash, Warburg, Pincus will increase the number of shares of Common Stock it exchanges for Redeemable Preferred Stock (or will sell such shares to PX Holding), up to the remainder of its shares of Common Stock.

     As a result of the Proposed Recapitalization, Mafco will acquire control of the Company. Assuming stockholders (other than Warburg, Pincus) of at least 88% of the shares of Common Stock elect to receive cash for their shares, Mafco will beneficially own approximately 72% of the issued and outstanding Common Stock.

     Funds required in connection with the transaction, including to acquire the shares and outstanding stock options, to refinance existing indebtedness and to pay related fees and expenses, will be obtained through a combination of bank financing, the issuance of subordinated notes and the purchase by Mafco of equity in the recapitalized Company. This transaction, which is subject to certain conditions, including stockholder approval, is expected to be completed in the second quarter of 1998.

     In February of 1998, PX Escrow Corp., an indirect wholly owned subsidiary of Mafco, issued 9 5/8% senior subordinated discount notes (the Notes) due in 2006 for gross proceeds of $150.0 million. Upon consummation of the Proposed Recapitalization, the net proceeds from such offering will be transferred to the Company and the obligations of PX Escrow Corp. under the Notes will be assumed by Panavision. At that time, Panavision will also enter into a new credit agreement with a group of banks. If the Proposed Recapitalization is not completed, all obligations under the Notes will remain with PX Escrow Corp.

     In connection with the Proposed Recapitalization, the Company will recognize the following charges in the period in which the recapitalization transaction closes: approximately $29.3 million relating to the cash settlement of unexercised stock options, approximately $17.5 million relating to the purchase by the Company of shares acquired through the exercise of certain stock options, approximately $6.0 million relating to transaction expenses, approximately $2.3 million related to the increase in the valuation allowance on deferred tax assets and an extraordinary charge of approximately $1.8 million relating to the write-off of deferred financing costs relating to the repayment of borrowings under Panavision's existing credit agreement.

THE 1996 RECAPITALIZATION

     Panavision is a holding company that owns 100% of the non-voting Class A and voting Class B limited partnership units of Panavision International, L.P.
(PILP). All business operations of the Company are conducted within PILP and other subsidiaries of Panavision. In May 1996, the Company effected a recapitalization (the 1996 Recapitalization), pursuant to which, for a total of $126.1 million in cash, the Company acquired all of the equity interests in PILP it did not previously own and retired all of PILP's outstanding debt securities. Prior to the 1996 Recapitalization, certain non-controlling partners owned 70% of the non-voting Class A and 30% of the voting Class B limited partnership units of PILP. The non-controlling partners consisted of members of the bank group that provided PILP's prior credit facility and were not otherwise affiliated with the Company, PILP or Warburg, Pincus. The non-controlling partners acquired their interest in PILP in connection with PILP's prior credit facility. As a result of the 1996 Recapitalization, the Company owns 100% of the outstanding interests of PILP and Warburg, Pincus and management owned 90% and 10%, respectively, of the common stock of the Company prior to the initial public offering, described below.

     The 1996 Recapitalization was financed by (i) borrowings of $110.0 million under a new credit facility, (ii) funds from working capital and (iii) loans from Warburg, Pincus and management. The loans consisted of subordinated demand notes of $11,608,000, $580,400, $165,829 and $82,914 issued to Warburg, Pincus and Messrs. Scott, Farrand and Marcketta, respectively. These notes were repaid subsequent to the initial public offering. In addition, effective July 1, 1996, Warburg contributed substantially all of the assets of Lee Lighting to the Company as a capital contribution in the amount of $8.0 million and made an additional capital contribution of $0.8 million in cash.


     Prior to the 1996 Recapitalization, the non-controlling partners owned 70% of the non-voting Class A and 30% of the voting Class B limited partnership units. However, since the non-controlling partners had a deficit in their capital accounts at the formation of PILP, such deficit was allocated entirely to the Company as the general partner of PILP. In addition, PILP's losses for 1991 and 1992 and distributions made by PILP to various taxing authorities on behalf of the non-controlling partners were charged to the Company's capital account. In 1993, 1994 and 1995, as PILP generated earnings before the non-controlling partners' interest, a portion of their interest in those earnings was allocated to the Company's capital account to restore the proportionate amount of the non-controlling partners' deficits and distributions for taxes previously charged to the Company's capital account. The significant increase in the non-controlling partners' interest in PILP from $0.9 million in 1994 to $7.3 million in 1995 reflects the substantial completion of the restoration of the Company's capital account. Since the 1996 Recapitalization, no additional provision for non-controlling partners' interest in PILP has been made in the Company's statement of income.

INITIAL PUBLIC OFFERING

     On November 20, 1996, the Company completed its initial public offering of 4,025,000 shares of Common Stock at a price of $17 per share which raised net proceeds of $61.6 million. Of the net proceeds from the offering, $47.0 million were used to repay bank debt and approximately $12.9 million were used to repay subordinated notes and accrued interest payable to Warburg and Messrs. Scott, Farrand and Marcketta. The balance of the net proceeds was maintained as working capital for ongoing operations.

RECENT ACQUISITIONS

     On June 5, 1997, the Company completed its acquisition of the Film Services Group (FSG) from Visual Action Holdings plc (the FSG Acquisition). FSG includes camera rental operations which rent primarily non-Panavision manufactured equipment in the United Kingdom, France, Australia and two U.S. cities, Chicago and Dallas, as well as smaller rental operations in New Zealand, Malaysia and Indonesia. The majority of the equipment acquired as a result of these transactions included film cameras, lenses and complementary product accessories which rent to the film production community. The purchase price was approximately $61.0 million and was reduced by the amount of certain debt assumed by the Company.

     The acquisition has been recorded under the purchase method of accounting and the operating results of FSG have been included in the Company's consolidated financial statements since the acquisition date of June 5, 1997. The purchase price and direct acquisition costs have been allocated to the acquired assets and assumed liabilities based on their relative fair values. The Company has also provided approximately $6.3 million primarily to cover the estimated transaction costs, lease cancellations and severance pay related to the FSG Acquisition. Goodwill of approximately $9.7 million was recognized as part of the transaction and is being amortized over 30 years.


     In July 1996, the Company acquired Lee Lighting, the largest lighting rental company in the United Kingdom. The acquisition was accounted for using the purchase method of accounting and therefore, the results of operations of Lee Lighting since the acquisition date are included in the consolidated results of operations of the Company.

RESULTS OF OPERATIONS

     The following discussion and analysis includes the Company's consolidated historical results of operations for 1997, 1996 and 1995.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Camera rental revenue increased $27.2 million, or 30.3%, to $117.0 million for the year ended December 31, 1997 from $89.8 million for the year ended December 31, 1996. The increase resulted primarily from the FSG Acquisition, which resulted in increased camera rental revenue of $23.4 million and from the rental of newly manufactured camera systems, specialty lenses and accessories to supply the increased demand in the North American independent feature film, commercial and episodic television markets as well as the U.K. feature film and commercial markets.

     Lighting rental revenue increased $15.7 million to $30.6 million for the year ended December 31, 1997 from $14.9 million for the year ended December 31, 1996. The increase was primarily due to improved lighting rental revenue at Lee Lighting in the U.K. of $12.3 million, which was primarily related to the comparison of twelve months of Lee Lighting results included in 1997 as compared to six months results in 1996; and at Panavision Canada of $1.3 million, offset by a slight decrease in lighting rental revenue at Panavision Florida. The remaining increase of $2.2 million resulted primarily from the FSG Acquisition in June 1997.

     Sales and other revenue increased $9.4 million, or 47.2%, to $29.3 million for the year ended December 31, 1997 from $19.9 million for the year ended December 31, 1996. The increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased sales and other revenue of $8.7 million, and an increase in sales and other revenue at Lee Lighting in the U.K. of $0.7 million, which was primarily related to the comparison of twelve months of Lee Lighting results included in 1997 as compared to six months results in 1996.

     Cost of camera rental increased $14.0 million, or 37.5%, to $51.3 million for the year ended December 31, 1997 from $37.3 million for the year ended December 31, 1996. The increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased cost of camera rental of $12.7 million, increased depreciation expense related to additional camera systems of $1.6 million and small decreases in the cost of camera rental at various operations.

     Cost of lighting rental increased $12.4 million to $22.2 million for the year ended December 31, 1997 from $9.8 million for the year ended December 31, 1996. The increase was primarily due to increased cost of lighting rental at Lee Lighting of $9.9 million, which was primarily related to the comparison of twelve months of Lee Lighting results included in 1997 as compared to six months results in 1996, and due to the FSG Acquisition in June 1997, which resulted in increased cost of lighting rental of $1.6 million. The remaining increase was due to increased cost of lighting rental at Panavision Canada.

     Cost of sales and other increased $5.0 million, or 40.3%, to $17.4 million for the year ended December 31, 1997 from $12.4 million for the year ended December 31, 1996. The increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased cost of sales and other of $4.8 million, and due to a small increase in cost of sales and other at Lee Lighting.

     Gross margin increased $20.8 million, or 31.9%, to $86.0 million for the year ended December 31, 1997 from $65.2 million for the year ended December 31, 1996. The increase was primarily due to the factors discussed above. Total gross margin percentage decreased to 49% in 1997 from 52% in 1996. Camera rental gross margin percentage decreased to 56% in 1997 from 58% in 1996 due to the acquisition of FSG in June 1997. The gross margin percentage for camera rental revenue for the FSG companies is lower than that of the Panavision companies. Lighting rental gross margin percentage decreased to 27% in 1997 from 34% in 1996 due to the acquisition of Lee Lighting in 1996. The inclusion of twelve months results of Lee Lighting in 1997 as compared to the inclusion of six months results of Lee Lighting in 1996 had the effect of lowering the gross margin percentage in 1997. Lee Lighting's gross margin percentage for lighting rental is lower than for the operations in Canada and Florida, which were the only lighting rental operations in the Company in 1996 prior to the acquisition of Lee Lighting in July 1996. Sales and other gross margin percentage increased to 40% in 1997 from 38% in 1996 due to the higher gross margin percentage on sales and other revenue generated by the FSG companies.

     Selling, general and administrative expenses increased $16.9 million, or 55.0%, to $47.6 million for the year ended December 31, 1997 from $30.7 million for the year ended December 31, 1996. This increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased selling, general and administrative expenses of $12.7 million, and increased selling, general and administrative expenses at Lee Lighting of $1.7 million, which was primarily related to the comparison of twelve months of Lee Lighting results included in 1997 as compared to six months results in 1996. The remaining increase was also due to small increases in operating and personnel costs throughout the Company and the expensing of $0.3 million for a payroll tax charge related to the exercise of options in December 1997 and the expensing of $0.3 million for legal fees related to the Proposed Recapitalization.

     Research and development expenses increased $0.2 million, or 4.7%, to $4.5 million for the year ended December 31, 1997 from $4.3 million for the year ended December 31, 1996. The increase related to additional personnel costs incurred in connection with the development of a new sync-sound camera system and a digital video assist device. The Company expects research and development costs to continue to increase as the Company hires additional personnel to develop new specialty lenses and accessory products targeted primarily to service the feature film and commercial markets.

     Operating income increased $3.7 million, or 12.3%, to $33.9 million for the year ended December 31, 1997 from $30.2 million for the year ended December 31,

1996. The increase was primarily due to the factors discussed above.

     Net interest expense decreased $1.0 million, or 13.5%, to $6.4 million for the year ended December 31, 1997 from $7.4 million for the year ended December 31, 1996. The decrease was primarily due to reduced borrowing during the first six months of 1997 and the difference in rates during 1997 as compared to 1996. The Company's interest expense will increase significantly as a result of the additional debt to be incurred in connection with the successful completion of the Proposed Recapitalization.

     Net other income increased $2.6 million to $1.2 million for the year ended December 31, 1997 from net other expense of $1.4 million for the year ended December 31, 1996. The increase was primarily due to a one time charge of $1.8 million in 1996 to write off deferred financing costs and the recognition of approximately $0.5 million in unused reserves in 1997, due to the favorable settlement of termination benefit disputes related to the Company's former French and Italian operations.

     Income before income taxes increased $11.9 million, or 70.8%, to $28.7 million for the year ended December 31, 1997 from $16.8 million for the year ended December 31, 1996. The increase was due primarily to the factors discussed above and the elimination of the charge for the non-controlling partners' interest in PILP which was $4.5 million in 1996.

     The effective tax rates for years ended December 31, 1997 and 1996 were 32.2% and 21.0%, respectively. The increase in the effective tax rate for December 31, 1997 was primarily due to a decrease in the amount of benefit attributable to NOL and AMT credit carryforwards and a higher effective rate relating to income from foreign operations. In both years the effective tax rates were lower than the statutory rate principally due to the reduction in the valuation allowance for deferred tax assets.

     Net income increased $6.2 million, or 46.6%, to $19.5 million for the year ended December 31, 1997 from $13.3 million for the year ended December 31, 1996. The increase was primarily due to the factors discussed above.

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

     Net interest expense increased $1.8 million, or 32.1%, to $7.4 million for the year ended December 31, 1996 from $5.6 million for the year ended December 31, 1995. The increase was primarily due to an increase in interest bearing debt and a decrease in interest income due to the decrease in cash resulting from the 1996 Recapitalization.

     Net other expense increased $1.8 million to $1.4 million for the year ended December 31, 1996 from net other income of $0.4 million for the year ended December 31, 1995. The increase was due to a one time non-cash charge of $1.8 million to write off unamortized debt issuance costs incurred in connection with the 1996 Recapitalization.

     Income before income taxes increased $9.9 million, or 143.5%, to $16.8 million for the year ended December 31, 1996 from $6.9 million for the year ended December 31, 1995. The increase was due primarily to the factors discussed above as well as a $2.8 million decrease in the charge for the non-controlling partners' interest to $4.5 million in 1996 from $7.3 million in 1995 resulting from the purchase by the Company of the non-controlling partners' interest in the 1996 Recapitalization.

     The effective tax rates for years ended December 31, 1996 and 1995 were 21.0% and 19.8%, respectively, and were lower than the statutory rate principally due to the reduction in valuation allowance for deferred tax assets.

     Net income increased $7.7 million, or 137.5%, to $13.3 million for the year ended December 31, 1996 from $5.6 million for the year ended December 31, 1995. The increase was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     In conjunction with the purchase of the Film Services Group of Visual Action Holdings plc on June 5, 1997, the Company entered into a new credit agreement (Credit Agreement) with Chase Manhattan Bank for a maximum aggregate amount of $150.0 million. The Credit Agreement provides for a term loan in the amount of $60.0 million and a revolving credit commitment of up to $90.0 million. Borrowings under this agreement were used to fund the FSG Acquisition, refinance loans outstanding under the previous credit agreement and provide funds for general corporate purposes. At December 31, 1997, borrowings under the Credit Agreement were $60.0 million and $65.0 million for the term loan and the revolving facility, respectively.

     Principal repayments under the Credit Agreement are due quarterly beginning March 1998 through June 2004. Interest is payable at rates equal to the prime rate or a margin in excess of LIBOR or PIBOR, which fluctuates directly with the Company's total debt ratio, as defined in the Credit Agreement. The LIBOR/PIBOR rate margins range between 0.625% and 1.25%. Of the $65.0 million outstanding under the revolving facility, $35.6 million is outstanding (using the exchange rate at December 31, 1997) as a sterling-based loan. The Company drew down a portion of the facility as a sterling-based loan in order to provide a natural currency hedge against fluctuations in the U.K. pound as the FSG Acquisition increased the Company's U.K. based net assets. The Company has designated the sterling denominated borrowings as an economic hedge of its investments in its

U.K. based subsidiaries and accordingly unrealized gains and losses resulting from changes in the exchange rates are included in translation adjustment.

     Under the Credit Agreement, the Company entered into an interest rate protection agreement to protect the Company from LIBOR increases. The agreement covers a notional amount of $50.0 million which expires on June 10, 1998 and protects the Company from LIBOR increases above 7.37%. Since the floor for this agreement is 5.50%, in the event of a LIBOR reduction below this floor, there would be no benefit to the Company. At December 31, 1997 the interest rate under the Credit Agreement was 7.25% The Company believes the carrying value of its amounts payable under this agreement approximate fair value based upon current yields for debt issues of similar quality and terms.

     The Company's obligations under the Credit Agreement are secured by substantially all of the Company's assets. As of December 31, 1997 the Company had approximately $24.0 million available under the revolving facility. The Credit Agreement requires that the Company meet certain financial tests and other restrictive covenants including maintaining certain total debt, fixed charge and interest coverage ratio levels. As of December 31, 1997, the Company's ability to pay dividends to its stockholders is restricted by this agreement.

     With the exception of its initial public offering, the Company relies primarily upon cash provided by operations to finance its operations, repay long-term indebtedness and fund capital expenditures primarily for manufacturing camera systems, lenses and accessories and purchasing other rental equipment.

     The following table sets forth certain information from the Company's Consolidated Statements of Cash Flows for the years indicated (in thousands):

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ---------------------------------
                                                                                  1997         1996        1995
                                                                                ---------    --------    --------
Net cash provided by (used in):
Operating activities.........................................................   $  50,500    $ 26,432    $ 34,317
Investing activities.........................................................    (107,506)    (33,472)    (15,699)
Financing activities.........................................................      57,589     (14,296)     (9,724)

     For the year ended December 31, 1997, cash provided by operating activities was $50.5 million. Net income of $19.5 million, adjusted for depreciation and amortization of $26.6 million, provided $46.1 million, which was partially offset by a use of $1.0 million, resulting from a change in non-cash working capital items, and miscellaneous non-cash items of $5.4 million. Total cash used in investing activities of $107.5 million was comprised of capital expenditures of $46.7 million, offset by $1.7 million of proceeds received from the disposition of certain equipment. The majority of the capital expenditures were used to manufacture camera rental systems and to purchase other rental equipment. The net investing activities also reflect a use of $58.7 million for business acquisitions, a use of $5.1 million due to changes in other long-term assets and a source of $1.3 million from the disposition of the Company's investment in Aaton, a French camera manufacturing company. Cash provided in financing activities of $57.6 million was comprised of additional net borrowings of $63.8 million, primarily related to the FSG Acquisition, offset by loans due from officers and key employees of $7.1 million, and proceeds from the exercise of options of $0.9 million.

     For the year ended December 31, 1996, cash provided by operating activities was $26.4 million. Net income of $13.3 million, adjusted for depreciation and amortization of $19.2 million and the non-controlling partners' interest in PILP of $4.5 million, provided $37.0 million, which was partially offset by a use of $11.9 million, resulting from the net change in non-cash working capital items, and miscellaneous non-cash items of $(1.4) million. Total investing activities of $33.5 million were comprised of capital expenditures of $27.8 million, offset by $1.4 million of proceeds received from the disposition of certain equipment. The majority of the capital expenditures were used to manufacture camera rental systems and to purchase other rental equipment, with approximately $1.2 million incurred to complete the leasehold improvements at the new facility in Woodland Hills. The net investing activities also reflect a benefit of $1.0 million for cash on the balance sheet of Lee Lighting which was acquired in July 1996. In addition, $8.1 million was used to acquire the non-controlling partners' interest in PILP in connection with the 1996 Recapitalization. Cash used in financing activities of $14.3 million was comprised of the reduction in outstanding borrowings in connection with the 1996 Recapitalization and $1.5 million of distributions to taxing authorities on behalf of the partners in PILP.

     For the year ended December 31, 1995, cash provided by operating activities was $34.3 million. Net income of $5.6 million, adjusted for depreciation and amortization of $17.5 million, the non-controlling partners' interest in PILP of $7.3 million and the net change in non-cash working capital items of $3.0 million, provided $33.4 million of the total. Total investing activities of $15.7 million were comprised of capital expenditures of $19.5 million, partially offset by $2.2 million of proceeds received from the disposition of certain equipment. Approximately $15.5 million of the capital expenditures were used to manufacture camera rental systems and to purchase other rental equipment and $3.4 million were incurred for leasehold improvements to renovate the Company's new facility in Woodland Hills. The net investing activities also reflect a benefit of $1.6 million for cash on the balance sheet of Panavision Canada, which was acquired in January 1995. Financing activities of $9.7 million were comprised of $7.5 million in repayments of borrowings under the credit facilities existing prior to the 1996 Recapitalization and $2.2 million of distributions to taxing authorities on behalf of the partners in PILP.

     The Company intends to use the cash provided by operating activities to make additional capital expenditures, to manufacture camera systems and purchase other rental equipment. The Company increased capital expenditures from $27.8 million in 1996 to $46.7 million in 1997 and expects to spend approximately $47.0 million in 1998 in order to maintain its significantly increased production of camera systems and to provide additional rental and capital equipment for Lee Lighting and all other Company operations. The Company increased research and development expenses incurred in developing new rental products from $4.3 million in 1996 to $4.5 million in 1997 and intends to spend approximately $5.3 million in 1998. All research and development expenses and capital expenditures for 1997 were funded by cash flow from operations and the Company currently expects all such expenditures in 1998 to be funded by cash flow from operations. However, following the successful completion of the Proposed Recapitalization, as more fully described in the beginning of Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of the Notes to the Consolidated Financial Statements, the Company will become highly leveraged which will likely have a significant impact on its future liquidity.

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

IMPACT OF INFLATION

     The Company's results of operations and financial condition are presented based upon historical cost. While it is difficult to measure accurately the impact of inflation due to the imprecise nature of the estimates required, the Company believes that the effects of inflation, if any, on its results of operations and financial condition have been minor.

YEAR 2000 COMPLIANCE

     The year 2000 problem is the result of computer programs that were written using two digits rather than four to define the applicable year; accordingly, computer programs that have time-sensitive software may recognize a date using '00' as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal activities.

     The Company has commenced its process for reviewing its worldwide operations for compliance with the year 2000 problem. Based upon this preliminary review, internal systems either are, or are anticipated to be, in compliance. Although the Company has commenced the process of inquiring of outside vendors whether or not they will also be year 2000 compliant, the Company has not been able to determine precisely the impact, if any, on its operations if outside vendors fail to comply with the year 2000 requirements. In the event that the Company's internal systems or systems of significant outside vendors are not converted or modified in a timely manner to make them year 2000 compliant, there could be a material adverse effect upon the business and financial results of the Company. The overall anticipated cost of year 2000 compliance for the internal systems of the Company is not expected to be material.


FORWARD-LOOKING STATEMENT

     Certain plans, objectives, projections and other information regarding future performance and outcomes discussed in this Form 10-K are forward-looking statements that are subject to risks and uncertainty. There can be no assurance that these future results will be achieved. Potential risk and uncertainty which could adversely affect the Company's ability to obtain these results include, without limitation, the following factors:

o significant reduction in the total number of feature films produced

o competitive pressures arising from changes in technology, customer requirements and industry standards

o an increase in expenses related to new product initiatives and product development efforts

o unfavorable foreign currency fluctuations

o significant increases in interest rates

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     An index to financial statements and required financial statement schedules is set forth in Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information required by Items 10, 11, 12 and 13 are included in the Company's 1998 definitive Proxy Statement under the captions 'Nominees for Election as Directors of Panavision', 'Security Ownership of Certain Beneficial Owners and Management,' 'Executive Compensation,' and 'Certain Relationships and Transactions.' Such information is incorporated herein by reference, pursuant to General Instruction G (3).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   EXHIBIT
    NUMBER       DESCRIPTION
--------------   ----------------------------------------------------------------------------------------------------
(a)(1) & (2)      --   The consolidated financial statements and consolidated financial statement schedule filed as part of this Annual Report on Form 10-K can be found beginning on page F-1.
     (a)(3)       --   See below.
(b)               --   Reports on Form 8-K.
                       During the fourth quarter of 1997, the Company filed one Current Report on Form 8-K dated
                       December 18, 1997, filed on December 19, 1997, to announce that the Company entered into (i)
                       an Agreement of Recapitalization and Merger, dated as of December 18, 1997, by and among PX
                       Holding Corporation, PX Merger Corporation (Merger Sub) and the Company, pursuant to which
                       Merger Sub will be merged with and into the Company with the Company as the surviving corporation and (ii) a Voting and Stockholders Agreement, dated as of December 18, 1997, by and among Warburg, Pincus Capital Company, L.P., a Delaware limited partnership, the Company and Mafco Holdings Inc., a Delaware corporation.
(c)               --   Exhibits.
         *3.1     --   Restated Certificate of Incorporation.
         *3.2     --   Restated By-Laws.
         *4       --   Specimen of the Company's Common Stock Certificate.
        *10.1     --   Amended and Restated Stockholders Agreement, dated as of June 12, 1996.
        *10.2     --   Restated and Amended Credit Agreement, dated September 10, 1996, among Panavision
                       International, L.P., the subsidiary guarantors and the lenders listed therein, and The Chase
                       Manhattan Bank, as Administrative Agent.
        *10.3     --   1996 Stock Option Plan.
        *10.4     --   Employment Agreement, dated as of June 12, 1996, between the Company and William C. Scott.
        *10.5     --   Lease, dated June 13, 1995, between the Company and Trizec Warner Inc.
        *10.6     --   Executive Incentive Compensation Plan.
       **10.7     --   Second Restated and Amended Credit Agreement, dated December 5, 1996 among Panavision
                       International, L.P., the subsidiary guarantors and the lenders listed therein, and The Chase
                       Manhattan Bank, as Administrative Agent.
       **10.8     --   First Amended and Restated Stock Option Plan.
         10.9     --   Agreement, dated May 18, 1997, among Visual Action Holdings plc, Panavision Europe Limited and
                       the Company (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K/A Amendment No. 1 to Form 8-K dated June 5, 1997).
         10.10    --   Agreement, dated May 18, 1997, between Visual Action Holdings plc and the Company
                       (incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K/A
                       Amendment No. 1 to Form 8-K dated June 5, 1997).
         10.11    --   Stock Purchase Agreement, dated May 18, 1997, among Visual Action Holdings, Inc., Visual
                       Action Holdings plc and the Company (incorporated herein by reference to Exhibit 2.3 to the
                       Company's Current Report on Form 8-K/A Amendment No. 1 to Form 8-K dated June 5, 1997).
         10.12    --   Credit Agreement, dated June 5, 1997, among Panavision International, L.P., the subsidiary guarantors and the lenders listed therein, and The Chase Manhattan Bank, as Administrative
                       Agent (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on
                       Form 10-Q for the quarter ended June 30, 1997).

                                       24

   EXHIBIT
    NUMBER       DESCRIPTION
--------------   ----------------------------------------------------------------------------------------------------
         10.13    --   Agreement of Recapitalization and Merger, dated as of December 18, 1997, by and among PX
                       Holding Corporation, PX Merger Corporation and the Company (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 18, 1997).
         10.14    --   Voting and Stockholders Agreement, dated as of December 18, 1997, by and among Warburg Pincus
                       Capital Company, L.P., the Company and Mafco Holdings Inc. (incorporated by reference to
                       Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 18, 1997).
         21       --   Subsidiaries of the Company.
         23       --   Consent of Ernst & Young LLP, Independent Auditors.
         27       --   Financial Data Schedule.
        *99.1     --   Consent of Martin D. Payson to be named as a director of the Company.

------------------
 * Incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, Registration No. 333-12235.

** Incorporated herein by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          PANAVISION INC.

Date: March  24, 1998                                                     By: /s/WILLIAM C. SCOTT
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

                SIGNATURE                                      TITLE                             DATE
------------------------------------------  -------------------------------------------   -------------------

      /s/           JOHN S. FARRAND         President, Chief Operating Officer and             March 24, 1998
------------------------------------------  Director
             John S. Farrand

     /s/        JEFFREY J. MARCKETTA        Executive Vice President and Chief                 March 24, 1998
------------------------------------------  Financial Officer
           Jeffrey J. Marcketta

    /s/      CHRISTOPHER M.R. PHILLIPS      Controller                                         March 24, 1998
------------------------------------------
        Christopher M.R. Phillips

      /s/            SIDNEY LAPIDUS         Director                                           March 24, 1998
------------------------------------------
              Sidney Lapidus

      /s/          MARTIN D. PAYSON         Director                                           March 24, 1998
------------------------------------------
             Martin D. Payson

      /s/         WILLIS G. RYCKMAN         Director                                           March 24, 1998
------------------------------------------
            Willis G. Ryckman

      /s/           JOANNE R. WENIG         Director                                           March 24, 1998
------------------------------------------
             Joanne R. Wenig

                         INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                              PAGE
                                                                                                              ----

Report of Ernst & Young LLP, Independent Auditors..........................................................    F-2

Consolidated Statements of Income--Years Ended December 31, 1997, 1996 and 1995............................    F-3

Consolidated Balance Sheets--December 31, 1997 and 1996....................................................    F-4

Consolidated Statements of Stockholders' Equity--Years Ended December 31, 1997, 1996 and 1995..............    F-5

Consolidated Statements of Cash Flows--Years Ended December 31, 1997, 1996 and 1995........................    F-6

Notes to Consolidated Financial Statements.................................................................    F-7

Financial Statement Schedule:

     Schedule II--Valuation and Qualifying Accounts and Reserves...........................................    S-1

     All other schedules are omitted because they are not required by the regulations or related instructions or are not applicable.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Panavision Inc.

     We have audited the accompanying consolidated balance sheets of Panavision Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Panavision Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Los Angeles, California
February 13, 1998

                                PANAVISION INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  -------------------------------
                                                                                    1997        1996       1995
                                                                                  --------    --------    -------
Camera rental..................................................................   $117,028    $ 89,785    $75,083
Lighting rental................................................................     30,562      14,917      4,121
Sales and other................................................................     29,273      19,936     16,124
                                                                                  --------    --------    -------
Total rental revenue and sales.................................................    176,863     124,638     95,328
Cost of camera rental..........................................................     51,271      37,276     32,721
Cost of lighting rental........................................................     22,169       9,847      1,687
Cost of sales and other........................................................     17,439      12,350      9,961
                                                                                  --------    --------    -------
Gross margin...................................................................     85,984      65,165     50,959
Selling, general and administrative expenses...................................     47,575      30,688     28,486
Research and development expenses..............................................      4,494       4,310      2,986
                                                                                  --------    --------    -------
Operating income...............................................................     33,915      30,167     19,487
Interest income................................................................        484         747      1,597
Interest expense...............................................................     (6,869)     (8,182)    (7,213)
Foreign exchange gain (loss)...................................................       (105)        368        (32)
Other, net.....................................................................      1,315      (1,793)       447
                                                                                  --------    --------    -------
Income before non-controlling partners' interest in PILP
  and income taxes.............................................................     28,740      21,307     14,286
Non-controlling partners' interest in PILP.....................................         --      (4,500)    (7,348)
                                                                                  --------    --------    -------
Income before income taxes.....................................................     28,740      16,807      6,938
Income tax provision...........................................................     (9,252)     (3,536)    (1,375)
                                                                                  --------    --------    -------
Net income.....................................................................   $ 19,488    $ 13,271    $ 5,563
                                                                                  --------    --------    -------
                                                                                  --------    --------    -------
Basic earnings per share.......................................................   $   1.07    $    .94    $   .41
                                                                                  --------    --------    -------
                                                                                  --------    --------    -------
Diluted earnings per share.....................................................   $   1.03    $    .84    $   .36
                                                                                  --------    --------    -------
                                                                                  --------    --------    -------
Shares used in computation--Basic..............................................     18,174      14,130     13,706
Shares used in computation--Diluted............................................     19,012      15,733     15,277

                            See accompanying notes.

                                PANAVISION INC.

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                    DECEMBER 31,
                                                                                             --------------------------
                                                                                                1997           1996
                                                                                             -----------    -----------
                                          ASSETS
Current assets:
  Cash and cash equivalents...............................................................    $   11,020     $   10,629
  Accounts receivable (net of allowance of $3,959 in 1997 and $2,500 in 1996).............        25,645         20,124
  Inventories.............................................................................         8,540          5,182
  Prepaid expenses........................................................................         2,968          2,259
  Notes receivable from officers and key employees........................................         7,115             --
  Income tax receivable...................................................................         3,423             --
  Other current assets....................................................................         2,566            337
                                                                                             -----------    -----------
Total current assets......................................................................        61,277         38,531
Property, plant and equipment, net........................................................       199,038        130,441
Deferred tax assets.......................................................................         2,329          3,742
Goodwill..................................................................................         9,859             --
Other.....................................................................................         9,434          4,032
                                                                                             -----------    -----------
Total assets..............................................................................    $  281,937     $  176,746
                                                                                             -----------    -----------
                                                                                             -----------    -----------

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................    $    9,819     $    6,168
  Accrued liabilities.....................................................................        23,745         16,046
  Deferred tax liabilities................................................................         5,387             --
  Current maturities of long-term debt....................................................         5,383          5,000
                                                                                             -----------    -----------
Total current liabilities.................................................................        44,334         27,214
Long-term debt............................................................................       119,999         55,000
Deferred tax liabilities..................................................................         6,217            549
Other liabilities.........................................................................         1,943            965
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; 2,000 shares authorized; no shares issued and
     outstanding..........................................................................            --             --
  Common stock, $.01 par value; 50,000 shares authorized; 18,929 shares issued and outstanding at December 31, 1997, and 18,155 shares issued and outstanding at
     December 31, 1996....................................................................           189            181
  Additional paid-in capital..............................................................        77,053         76,109
  Retained earnings.......................................................................        34,463         14,975

  Foreign currency translation adjustment.................................................        (2,261)         1,753
                                                                                             -----------    -----------
Total stockholders' equity................................................................       109,444         93,018
                                                                                             -----------    -----------
Total liabilities and stockholders' equity................................................    $  281,937     $  176,746
                                                                                             -----------    -----------
                                                                                             -----------    -----------

                            See accompanying notes.

                                PANAVISION INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                           COMMON STOCK                                        CUMULATIVE
                                      -----------------------                    RETAINED       FOREIGN
                                      SHARES ISSUED              ADDITIONAL      EARNINGS       CURRENCY
                                           AND                    PAID-IN      (ACCUMULATED    TRANSLATION   STOCKHOLDERS'
                                       OUTSTANDING     AMOUNT     CAPITAL        DEFICIT)      ADJUSTMENT       EQUITY
                                      -------------    ------    ----------    ------------    ----------    -------------
Balance at January 1, 1995...........     13,706        $137      $  4,863       $ (3,859)      $   (219)      $     922
  Net income.........................         --          --            --          5,563             --           5,563
  Foreign currency translation
     adjustment......................         --          --            --             --            (29)            (29)
                                      -------------    ------    ----------    ------------    ----------    -------------
Balance at December 31, 1995.........     13,706         137         4,863          1,704           (248)          6,456
  Net income.........................         --          --            --         13,271             --          13,271
  Compensation recorded in connection
     with shares issued to
     officers........................        424           4           891             --             --             895
  Net proceeds from initial public
     offering........................      4,025          40        61,585             --             --          61,625
  Contribution of Lee Lighting
     assets..........................         --          --         8,000             --             --           8,000
  Contribution from parent...........         --          --           770             --             --             770
  Foreign currency translation
     adjustment......................         --          --            --             --          2,001           2,001
                                      -------------    ------    ----------    ------------    ----------    -------------
Balance at December 31, 1996.........     18,155         181        76,109         14,975          1,753          93,018
  Net income.........................         --          --            --         19,488             --          19,488
  Exercise of options................        774           8           944             --             --             952
  Foreign currency translation
     adjustment......................         --          --            --             --         (4,014)         (4,014)
                                      -------------    ------    ----------    ------------    ----------    -------------
Balance at December 31, 1997.........     18,929        $189      $ 77,053       $ 34,463       $ (2,261)      $ 109,444
                                      -------------    ------    ----------    ------------    ----------    -------------
                                      -------------    ------    ----------    ------------    ----------    -------------

                            See accompanying notes.

                                PANAVISION INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ---------------------------------
                                                                                  1997         1996        1995
                                                                                ---------    --------    --------
OPERATING ACTIVITIES:
  Net income.................................................................   $  19,488    $ 13,271    $  5,563
     Adjustments to derive net cash provided by operating activities:
       Depreciation and amortization.........................................      26,573      19,203      17,479
       Deferred income taxes.................................................       6,701      (2,031)        620
       (Gain) loss on sale of property and equipment.........................        (947)       (928)        597
       (Gain) loss from disposition of investment............................        (328)         --          --
       Non-controlling partners' interest in PILP............................          --       4,500       7,348
       Stock compensation expense............................................          --         895          --
     Changes in operating assets and liabilities, net of the effect of acquisitions:
       Accounts receivable...................................................       7,305      (6,644)     (1,498)
       Inventories...........................................................        (692)       (147)     (1,138)
       Prepaid expenses and other current assets.............................      (1,832)       (377)         17
       Accounts payable......................................................      (2,030)     (4,004)      3,629
       Accrued liabilities...................................................      (4,539)        683       1,484
       Other, net............................................................         801       2,011         216
                                                                                ---------    --------    --------
Net cash provided by operating activities....................................      50,500      26,432      34,317
INVESTING ACTIVITIES
  Acquisition of non-controlling partners' interest in PILP..................          --      (8,126)         --
  Capital expenditures.......................................................     (46,732)    (27,816)    (19,454)
  Proceeds from dispositions of equipment....................................       1,730       1,444       2,139
  Proceeds from disposition of investment....................................       1,253          --          --
  Business acquisitions, net of cash acquired................................     (58,684)      1,026       1,616
  Change in other assets.....................................................      (5,073)         --          --
                                                                                ---------    --------    --------
Net cash used in investing activities........................................    (107,506)    (33,472)    (15,699)
FINANCING ACTIVITIES
  Deferred financing costs...................................................        (865)     (1,469)         --
  Distributions to non-controlling partners in PILP..........................          --      (1,523)     (2,199)
  Borrowings under notes payable.............................................      73,631     110,000          --
  Repayments of notes payable................................................      (9,014)   (176,166)     (7,525)
  Net proceeds from initial public offering..................................          --      61,625          --
  Proceeds from exercise of options..........................................         952          --          --
  Contribution from parent...................................................          --         770          --
  Notes receivable from officers and key employees...........................      (7,115)         --          --
  Notes payable to affiliates................................................          --      (7,533)         --
                                                                                ---------    --------    --------
Net cash provided by (used in) financing activities..........................      57,589     (14,296)     (9,724)

Effect of exchange rate changes on cash......................................        (192)        280          57
                                                                                ---------    --------    --------
Net increase (decrease) in cash and cash equivalents.........................         391     (21,056)      8,951
Cash and cash equivalents at beginning of period.............................      10,629      31,685      22,734
                                                                                ---------    --------    --------
Cash and cash equivalents at end of period...................................   $  11,020    $ 10,629    $ 31,685
                                                                                ---------    --------    --------
                                                                                ---------    --------    --------
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid during the period............................................   $   6,417    $  8,670    $  7,490
  Income taxes paid during the period........................................   $   2,874    $  4,267    $  1,075

During 1996, Warburg, Pincus acquired substantially all of the assets of Lee Lighting and contributed them in a non-cash transaction to the Company (see Note 14).

                            See accompanying notes.

                                PANAVISION INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Description of Business and Basis of Presentation

     Panavision Inc. (Panavision or the Company), a majority owned subsidiary of Warburg, Pincus Capital Company L.P. (Warburg, Pincus or parent), commenced operations effective June 1, 1991. Prior to the May 1996 recapitalization transaction described below, Panavision owned 100% of the general partnership interests, 30% of the non-voting Class A limited partnership interests and 70% of the voting Class B limited partnership interests in Panavision International, L.P. (PILP), a Delaware limited partnership. PILP was formed effective June 1, 1991 to own and operate the camera rental and lighting filters business previously owned by Lee International Inc. (LII), an affiliated company. This transaction was recorded on a historical cost basis. All of the Company's operations are conducted through PILP and its subsidiaries.

     The consolidated financial statements include the accounts of Panavision, PILP and PILP's majority-owned subsidiaries. All significant intercompany amounts and transactions have been eliminated.

     Certain amounts in previously issued financial statements have been reclassified to conform to the 1997 presentation.

     Panavision is a leading designer, manufacturer and supplier of high-precision film camera systems, comprising cameras, lenses and accessories, for the motion picture and television industries. The Company rents its products through its owned and operated facilities in North America, Europe, and the Asia Pacific region, as well as through a worldwide agent network. In addition to manufacturing and renting camera systems, the Company also rents lighting, lighting grip, power distribution, generation and related transportation equipment and sells lighting filters and other color correction and diffusion filters.

  The 1996 Recapitalization

     In May 1996, the Company effected a recapitalization (the 1996 Recapitalization), pursuant to which it acquired all of PILP's limited partnership units it did not previously own and retired all of PILP's outstanding debt securities, other than those owned by Warburg, Pincus, for a total of $126.1 million in cash. As part of the 1996 Recapitalization, Warburg, Pincus and senior management loaned the Company $12.5 million in the form of subordinated debt, and the Company borrowed $110.0 million through a credit arrangement with a group of banks (see Note 6). The balance of the funds required came from the Company's cash on hand. As a result of the 1996 Recapitalization, the Company owns all of the general and limited partnership units in PILP. During November 1996, Panavision Inc. completed an initial public offering of its common stock. A portion of the offering proceeds were used to retire the loans from Warburg, Pincus and senior management. The remainder was contributed to PILP and used to pay down a portion of the Company's bank borrowings.

  Non-controlling Partners' Interest in PILP

     The non-controlling partners' interest in PILP represents 70% of the non-voting Class A limited partnership units and the 30% voting Class B limited partnership units which Panavision did not own prior to the 1996 Recapitalization. The PILP partnership agreement included provisions for the allocation of the partnership earnings and losses between Panavision and the non-controlling partners. However, since the non-controlling partners had a deficit in their partnership capital accounts as of the inception of PILP, such deficit was allocated to Panavision, as were PILP's losses for 1991 and 1992. Certain other distributions made by PILP in each year for tax payments, have all been charged against Panavision's interest in PILP and as a reduction of income in the accompanying consolidated financial statements. Accordingly, as required under generally accepted accounting principles, the non-controlling partners' share of PILP's income for 1993, 1994 and 1995 has been reduced to the extent of such deficit, losses and distributions. As previously described, in connection with the 1996 Recapitalization, Panavision has acquired the non-controlling partners' equity in PILP.

                                PANAVISION INC.

                               DECEMBER 31, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

   The Proposed Recapitalization

     On December 18, 1997, the Company, PX Holding Corporation, (PX Holding) an indirectly wholly owned subsidiary of Mafco Holdings, Inc. (Mafco) and PX Merger Corporation, a wholly owned subsidiary of PX Holding, entered into an Agreement of Recapitalization and Merger (the Recapitalization Agreement). Pursuant to the terms of the Recapitalization Agreement and subject to the conditions set forth therein, PX Merger Corporation will be merged with and into the Company (the Merger).

     Pursuant to the Recapitalization Agreement, stockholders of the Company (other than Warburg, Pincus Capital Company, L.P. (Warburg, Pincus)) will, in the aggregate, have the opportunity to elect to have their shares of Common Stock converted into the right to receive $27.00 per share in cash. To the extent that holders (other than Warburg, Pincus) of more than 88% of the shares of Common Stock elect to have their shares converted into the right to receive cash, the election is subject to proration.

     Pursuant to a Voting and Stockholders Agreement, dated as of December 18, 1997, as amended by the First Amendment (the Stockholders Agreement, and together with the Recapitalization Agreement and the transaction contemplated thereby, the Proposed Recapitalization), by and among Warburg, Pincus, Mafco and the Company, Warburg, Pincus has agreed to exchange 88% of its shares of Common Stock for Series A redeemable preferred stock (Redeemable Preferred Stock) of the Company redeemable immediately upon consummation of the Merger at a price equivalent to $26.50 in cash per share of Common Stock. To the extent fewer than 88% of the shares of Common Stock held by stockholders (other than Warburg, Pincus) are exchanged for cash, Warburg, Pincus will increase the number of shares of Common Stock it exchanges for Redeemable Preferred Stock (or will sell such shares to PX Holding), up to the remainder of its shares of Common Stock.

     As a result of the Proposed Recapitalization, Mafco will acquire control of the Company. Assuming stockholders (other than Warburg, Pincus) of at least 88% of the shares of Common Stock elect to receive cash for their shares, Mafco will beneficially own approximately 72% of the issued and outstanding Common Stock.

     Funds required in connection with the transaction, including to acquire the shares and outstanding stock options, to refinance existing indebtedness and to pay related fees and expenses, will be obtained through a combination of bank financing, the issuance of subordinated notes and the purchase by Mafco of equity in the recapitalized Company. This transaction, which is subject to certain conditions, including stockholder approval, is expected to be completed in the second quarter of 1998.

     In February of 1998, PX Escrow Corp., an indirect wholly owned subsidiary of Mafco, issued 9 5/8% senior subordinated discount notes (the Notes) due in

2006 for gross proceeds of $150.0 million. Upon consummation of the Proposed Recapitalization, the net proceeds from such offering will be transferred to the Company and the obligations of PX Escrow Corp. under the Notes will be assumed by Panavision. At that time, Panavision will also enter into a new credit agreement with a group of banks. If the Proposed Recapitalization is not completed, all obligations under the Notes will remain with PX Escrow Corp.

     In connection with the Proposed Recapitalization, the Company will recognize the following charges in the period in which the recapitalization transaction closes: approximately $29.3 million relating to the cash settlement of unexercised stock options, approximately $17.5 million relating to the purchase by the Company of shares acquired through the exercise of certain stock options, approximately $6.0 million relating to transaction expenses, approximately $2.3 million related to the increase in the valuation allowance on deferred tax assets and an extraordinary charge of approximately $1.8 million relating to the write-off of deferred financing costs relating to the repayment of borrowings under Panavision's existing credit agreement.

                                PANAVISION INC.

                               DECEMBER 31, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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

     Depreciation is provided principally over the following useful lives:

Buildings and improvements............................................   10-30 years
Rental assets.........................................................    5-20 years
Machinery and equipment...............................................    5-10 years
Furniture and fixtures................................................    5-10 years

  Goodwill and Other Intangibles


     Goodwill recognized in business combinations accounted for as purchases is being amortized primarily over 30 years. As of December 31, 1997 goodwill is $9.9 million net of accumulated amortization of $0.2 million. Goodwill amortization expense amounted to $0.2 million for 1997. Goodwill is primarily related to the FSG Acquisition on June 5, 1997.

     Other intangibles such as patents and trademarks are included on the balance sheet as a component of other assets and are being amortized on a straight-line basis over their estimated useful lives ranging from 5 to 12 years. Amortization expense amounted to $0.2 million, $0.3 million and $0.6 million for 1997, 1996 and 1995, respectively. Accumulated amortization was $5.5 million and $5.3 million at December 31, 1997 and 1996, respectively.

  Accounting for Long-Lived Assets

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 121 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of' (SFAS 121). Long-lived assets, such as buildings, equipment and intangibles, are reviewed for impairment whenever

                                PANAVISION INC.

                               DECEMBER 31, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

events or changes in circumstances indicate that the net book value of these assets may not be recoverable. Prior to the adoption of SFAS 121, the Company recorded an impairment loss of $1.7 million during 1995 with respect to certain real property owned by its U.K. operation. With the exception of the impairment loss recognized during 1995, current and prior period financial statements have not been affected by the adoption of SFAS 121.

  Income Taxes

     Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standard No. 109 'Accounting for Income Taxes' (see Note 5). Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. It is the Company's policy not to provide U.S. federal income taxes on undistributed earnings of foreign subsidiaries, as such earnings, if any, are intended to be permanently reinvested in those operations. As of December 31, 1997, the Company's accumulated foreign earnings were approximately $15,561,000.

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

  Effects of Recent Accounting Pronouncements

     In June 1997, Statement of Financial Accounting Standards No. 131, 'Disclosures About Segments of an Enterprise and Related Information' (SFAS 131) was issued. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997.

  Earnings Per Share


     During the year ended December 31, 1997, the Company adopted SFAS No. 128. 'Earnings Per Share' (SFAS 128) which required a change in the method used to compute earnings per share. Under this new standard, primary and fully diluted earnings per share were replaced with 'Basic' and 'Diluted' earnings per share. Basic earnings per share amounts exclude the dilutive effect of potential common shares and are therefore higher than the primary earnings per share amounts previously presented. For Panavision, diluted earnings per share amounts under the new standard are the same as primary earnings per share amounts previously presented. As required by SFAS 128, all prior period amounts have been restated to conform to the new presentation.

     Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Potential common shares are outstanding options under the Company's stock option plan which are included under the treasury stock method.

                                PANAVISION INC.

                               DECEMBER 31, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share information):

                                                                             YEAR ENDED DECEMBER 31,
                                                                          -----------------------------
                                                                           1997       1996       1995
                                                                          -------    -------    -------
Numerator for basic and diluted earnings per share-net income..........   $19,488    $13,271    $ 5,563
                                                                          -------    -------    -------
Denominator:
  Denominator for basic earnings per share-weighted-average shares.....    18,174     14,130     13,706
  Effect of dilutive securities-employee stock options.................       838      1,603      1,571
                                                                          -------    -------    -------
  Denominator for diluted earnings per share-adjusted weighted-average
     shares............................................................    19,012     15,733     15,277
Basic earnings per share...............................................   $  1.07    $   .94    $   .41
                                                                          -------    -------    -------
                                                                          -------    -------    -------
Diluted earnings per share.............................................   $  1.03    $   .84    $   .36
                                                                          -------    -------    -------
                                                                          -------    -------    -------

     Options to purchase 529,875 shares, which were outstanding during the years ended December 31, 1997 and 1996, were excluded from the respective computations of diluted earnings per share. These options were excluded from the computation as they will only vest if the Company achieves EBDIT (as defined) of $62.0 million in its year ending December 31, 1998 or the lower amount of $65.0 million or a 10% increase of its actual 1998 EBDIT (as defined) in its year ending December 31, 1999. For additional disclosures regarding the outstanding stock options see Note 8.

  Stock-Based Benefits

     Statement of Financial Accounting Standards No. 123 'Accounting for Stock-Based Compensation' (SFAS 123), recommends that stock awards granted subsequent to January 1, 1995 be recognized as compensation expense based on their fair value at the date of grant. Alternatively, a company may use APB 25 'Accounting for Stock Issued to Employees,' and disclose the pro forma income amount which would have resulted from recognizing such awards at their fair value. The Company will continue to account for stock-based compensation expense under APB 25 and make the required pro forma disclosures for compensation.


  Use of Estimates and Assumptions

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

                                PANAVISION INC.

                               DECEMBER 31, 1997

2. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following (in thousands):

                                                                                       DECEMBER 31,
                                                                                   --------------------
                                                                                     1997        1996
                                                                                   --------    --------
Land............................................................................   $    877    $    856
Buildings and improvements......................................................     11,771       9,015
Rental assets...................................................................    300,313     217,785
Machinery and equipment.........................................................     10,921      11,033
Furniture and fixtures..........................................................      4,500       3,820
Other...........................................................................      1,294       1,214
                                                                                   --------    --------
                                                                                    329,676     243,723
Less accumulated depreciation and amortization..................................    130,638     113,282
                                                                                   --------    --------
                                                                                   $199,038    $130,441
                                                                                   --------    --------
                                                                                   --------    --------

3. INVENTORIES

     Inventories consist of the following (in thousands):

                                                                                          DECEMBER 31,
                                                                                        ----------------
                                                                                         1997      1996
                                                                                        ------    ------
Finished goods.......................................................................   $3,983    $2,008
Work-in-process......................................................................      153        99
Component parts......................................................................    1,607     1,586
Supplies.............................................................................    2,797     1,489
                                                                                        ------    ------
                                                                                        $8,540    $5,182
                                                                                        ------    ------
                                                                                        ------    ------

4. ACCRUED LIABILITIES


     Accrued liabilities consist of the following (in thousands):

                                                                                        DECEMBER 31,
                                                                                     ------------------
                                                                                      1997       1996
                                                                                     -------    -------
Interest payable..................................................................   $   653    $   294
Professional fees.................................................................     1,754      2,015
Taxes other than income taxes.....................................................     2,199        555
Payroll and related costs.........................................................     6,425      6,974
Leases, severance and other FSG Acquisition related costs.........................     4,139      --
Accrued marketing and other.......................................................     8,575      6,208
                                                                                     -------    -------
                                                                                     $23,745    $16,046
                                                                                     -------    -------
                                                                                     -------    -------

                                PANAVISION INC.

                               DECEMBER 31, 1997

5. INCOME TAXES

     The provision for income taxes includes the following (in thousands):

                                                                                     DECEMBER 31,
                                                                              --------------------------
                                                                               1997      1996      1995
                                                                              ------    ------    ------
Current provision:
  Federal..................................................................   $   76    $3,559    $  515
  State....................................................................      180       727       154
  Foreign..................................................................    2,295     1,281        86
                                                                              ------    ------    ------
Total current provision....................................................    2,551     5,567       755
                                                                              ------    ------    ------
Deferred provision:
  Federal..................................................................    5,039    (1,372)      537
  State....................................................................      138      (730)       83
  Foreign..................................................................    1,524        71      --
                                                                              ------    ------    ------
Total deferred provision...................................................    6,701    (2,031)      620
                                                                              ------    ------    ------
                                                                              $9,252    $3,536    $1,375
                                                                              ------    ------    ------
                                                                              ------    ------    ------

     For financial statement purposes, income before income taxes includes the following components (in thousands):

                                                                                   DECEMBER 31,
                                                                           ----------------------------
                                                                            1997       1996       1995
                                                                           -------    -------    ------
Income before income taxes:
  Domestic..............................................................   $16,546    $12,206    $4,219
  Foreign...............................................................    12,194      4,601     2,719
                                                                           -------    -------    ------
                                                                           $28,740    $16,807    $6,938
                                                                           -------    -------    ------
                                                                           -------    -------    ------


     A reconciliation from the provision for income taxes based on the federal statutory rate of 35% to the actual rate follows:

                                                                                       DECEMBER 31,
                                                                                --------------------------
                                                                                1997      1996       1995
                                                                                ----      -----      -----
Statutory rate applied to income before income taxes.........................   35.0%      35.0%      35.0%
State income taxes, net of federal income tax benefit........................    3.1        4.3        2.2
Reduction of valuation allowance.............................................   (8.8)     (27.0)      (3.7)
Non-deductible (non-taxable) differences in allocation of earnings to non-
  controlling partners.......................................................    --         9.0      (14.9)
Foreign income taxed at varying rates........................................     .7       --         --
Other, net...................................................................    2.2        (.3)       1.2
                                                                                ----      -----      -----
                                                                                32.2%      21.0%      19.8%
                                                                                ----      -----      -----
                                                                                ----      -----      -----

     Deferred income taxes reflect the net tax effects of net operating loss carryforwards, credits, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the

                                PANAVISION INC.

                               DECEMBER 31, 1997

5. INCOME TAXES--(CONTINUED)

amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows (in thousands):

                                                                                       DECEMBER 31,
                                                                                    -------------------
                                                                                      1997       1996
                                                                                    --------    -------
Deferred tax assets:
  Domestic net operating loss carryforwards......................................   $  4,470    $ 2,736
  Foreign net operating loss carryforwards.......................................      1,219      1,359
  Tax credit carryforwards (primarily alternative minimum tax credits)...........     10,387      9,503
  Expense accruals...............................................................      4,847      1,911
  State income taxes.............................................................        425      --
  Other..........................................................................        172        172
                                                                                    --------    -------
Total deferred tax assets........................................................     21,520     15,681
Valuation allowance..............................................................     (4,023)    (6,557)
                                                                                    --------    -------
Net deferred tax assets..........................................................     17,497      9,124
Deferred tax liabilities:
  Fixed assets...................................................................    (16,990)    (5,874)
  Stock based compensation.......................................................     (8,272)     --
  State income taxes.............................................................      --           (57)
                                                                                    --------    -------
Total deferred tax liabilities...................................................    (25,262)    (5,931)
                                                                                    --------    -------
Net deferred tax (liabilities) assets............................................   $ (7,765)   $ 3,193
                                                                                    --------    -------
                                                                                    --------    -------
Balance Sheet Classifications:
  Current deferred tax assets (included in other current assets).................   $  1,510    $ --
  Non-current deferred tax assets................................................      2,329      3,742
  Non-current deferred tax liability.............................................     (6,217)      (549)
  Current deferred tax liability.................................................     (5,387)     --
                                                                                    --------    -------
                                                                                    $ (7,765)   $ 3,193
                                                                                    --------    -------
                                                                                    --------    -------

     Federal net operating loss (NOL) carryforwards of $11,826,000, which expire from 2006 to 2012, alternative minimum tax (AMT) credit carryforwards of

$6,693,000, which may be used indefinitely, and foreign tax credit (FTC) carryforwards of $2,013,000, which expire from 1998 to 2002, are available to the Company. Certain tax attributes are subject to annual limitations under Internal Revenue Code (the Code) Section 382.

     In connection with the purchase of the Film Services Group of Visual Action Holdings plc, additional deferred tax liabilities of $2,503,000 were established.

     The Company has assessed the realizability of all of its tax attributes and has accordingly adjusted the valuation allowance as of December 31, 1997. The Company's assessment took into account the limitations on the deductibility of tax attributes under Section 382 and the alternative minimum tax provisions of the Code, as well as the uncertainty of realizing taxable income in certain foreign jurisdictions. In 1997, there was a net decrease in the valuation allowance of $2,534,000. The net decrease is a result of current realization of previously unbenefitted NOLs and credits. In 1996, there was a net increase in the valuation reserve of $2,086,000.

6. LONG-TERM DEBT

     In conjunction with the purchase of the Film Services Group of Visual Action Holdings plc on June 5, 1997 (the FSG Acquisition) (see Note 14), the Company entered into a new credit agreement (Credit Agreement) with Chase Manhattan Bank for a maximum aggregate amount of $150.0 million. The Credit Agreement provides for

                                PANAVISION INC.

                               DECEMBER 31, 1997

6. LONG-TERM DEBT--(CONTINUED)

a term loan in the amount of $60.0 million and a revolving credit commitment of up to $90.0 million. Borrowings under this agreement were used to fund the FSG Acquisition, refinance loans outstanding under the previous credit agreement and provide funds for general corporate purposes. At December 31, 1997, borrowings under the Credit Agreement were $60.0 million and $65.0 million for the term loan and the revolving facility, respectively.

     Principal repayments under the Credit Agreement are due quarterly beginning March 1998 through June 2004. Interest is payable at rates equal to the prime rate or a margin in excess of LIBOR or PIBOR, which fluctuates directly with the Company's total debt ratio, as defined in the Credit Agreement. The LIBOR/PIBOR rate margins range between 0.625% and 1.25%. Of the $65.0 million outstanding under the revolving facility, $35.6 million is outstanding (using the exchange rate at December 31, 1997) as a sterling-based loan. The Company drew down a portion of the facility as a sterling-based loan in order to provide a natural currency hedge against fluctuations in the U.K. pound as the FSG Acquisition significantly increased the Company's U.K. based net assets. The Company has designated the sterling denominated borrowings as an economic hedge of its investments in its U.K. based subsidiaries and accordingly unrealized gains and losses resulting from changes in the exchange rates are included in translation adjustment.

     Under the Credit Agreement, the Company entered into an interest rate protection agreement to protect the Company from LIBOR increases. The agreement covers a notional amount of $50.0 million which expires on June 10, 1998 and protects the Company from LIBOR increases above 7.37%. Since the floor for this agreement is 5.50%, in the event of a LIBOR reduction below this floor, there would be no benefit to the Company. At December 31, 1997 the interest rate under the Credit Agreement was 7.25% The Company believes the carrying value of its amounts payable under this agreement approximate fair value based upon current yields for debt issues of similar quality and terms.

     The Company's obligations under the Credit Agreement are secured by substantially all of the Company's assets. As of December 31, 1997, the Company had approximately $24 million available under the revolving facility. The Credit Agreement requires that the Company meet certain financial tests and other restrictive covenants including maintaining certain total debt, fixed charge and interest coverage ratio levels. As of December 31, 1997, the Company was in compliance with all financial covenants of the Credit Agreement. The Company's ability to pay dividends to its stockholders is restricted by this agreement.

     The following sets forth the aggregate principal maturities of the Company's debt during the twelve month periods ending December 31st (in thousands):


1998....................................................................   $  5,383
1999....................................................................     10,000
2000....................................................................     10,000
2001....................................................................     14,600
2002....................................................................     30,250
Thereafter..............................................................     55,149
                                                                           --------
                                                                           $125,382
                                                                           --------
                                                                           --------

7. COMMON STOCK

     The Board of Directors, in May and November of 1996, declared a 90:1 stock split and a 1413:1 stock split, respectively, of the Company's common stock. All applicable share and per share amounts have been adjusted for the stock splits.

                                PANAVISION INC.

                               DECEMBER 31, 1997

8. STOCK OPTION PLAN

     In connection with the 1996 Recapitalization, the Board of Directors adopted a stock option plan (the Plan) which is open to participation by directors, officers, consultants, and other key employees of the Company or of its subsidiaries and certain other key persons. The Plan provides for the issuance of incentive and nonqualified stock options under the Code. An aggregate of 3,000,000 shares of common stock are reserved for issuance under the Plan. The options were granted for a term of ten years, five years in the case of incentive options. If an incentive stock option is granted to an individual owning more than 10% of the total combined voting power of all stock, the exercise price of the option may not be less than 110% of the fair market value of the underlying shares on the date of grant and the term of the option may not exceed five years. The Plan also provides that the aggregate fair market value (determined as of the time the option is granted) of the common stock with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. As of December 31, 1997, the Company had options for 865,950 shares of common stock available for future grant under the Plan.

     In connection with the 1996 Recapitalization, certain members of management were granted nonqualified options for an aggregate of 1,766,250 shares of common stock exercisable at $1.22 per share. Options for 1,236,375 shares will vest at the end of eight years from the date of grant and could vest sooner if certain performance targets are met as described below:

          o Options for 353,250 shares vested upon the successful completion of the initial public offering of common stock in November 1996.

          o Options for 300,263 shares vested upon achievement by the Company of EBDIT (as defined) in excess of $46.2 million for the year ended December 31, 1996.

          o Options for 300,262 shares vested upon achievement by the Company of EBDIT (as defined) in excess of $50.4 million for the year ended December 31, 1997.

          o Options for 282,600 shares will vest if the Company achieves EBDIT (as defined) of $55.2 million, or Free Cash Flow (as defined) of $34.0 million during its year ending December 31, 1998, respectively.

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

                                PANAVISION INC.

                               DECEMBER 31, 1997

8. STOCK OPTION PLAN--(CONTINUED)

     Option information with respect to the Company's stock option plan is as follows:

                                                                                   EXERCISE PRICE
                                                                            -----------------------------
                                                                                              WEIGHTED
                                                                SHARES         RANGE        AVERAGE PRICE
                                                               ---------    ------------    -------------
Options outstanding at December 31, 1995....................           0         --             --
  Grants....................................................   2,135,250    $1.22-$17.00       $  3.95
  Exercises.................................................           0         --             --
  Cancellations.............................................           0         --             --
                                                               ---------    ------------    -------------
Options outstanding at December 31, 1996....................   2,135,250      1.22-17.00          3.95
  Grants....................................................      12,000           17.50         17.50
                                                                   6,000           17.25         17.25
  Exercises.................................................    (773,500)           1.22          1.22
  Cancellations.............................................     (19,200)          17.00         17.00
                                                               ---------    ------------    -------------
Options outstanding at December 31, 1997....................   1,360,550    $1.22-$17.50       $  5.49
                                                               ---------    ------------    -------------
                                                               ---------    ------------    -------------

     Information regarding stock options outstanding and exercisable as of December 31, 1997 is as follows:

                                                                                         PRICE RANGE
                                                                                  -------------------------
                                                                                    $1.22      $17.00-17.50
                                                                                  ---------    ------------
Options outstanding at December 31, 1997:
  Number.......................................................................     992,750        367,800
  Weighted average exercise price..............................................       $1.22         $17.02
  Weighted average remaining contractual life..................................   6.9 years      3.9 years

                                                                                        DECEMBER 31,

                                                                                     ------------------
                                                                                      1997       1996
                                                                                     -------    -------
Options exercisable:
  Number..........................................................................   281,597    653,513
  Weighted average exercise price.................................................   $  5.36    $  1.22

     If the Company recognized employee stock option-related compensation expense in accordance with SFAS 123 and used the Black-Scholes option valuation model for determining the weighted average fair value of options granted during 1997, its pro forma net income and pro forma diluted earnings per share would have been $19,419,000 and $1.02, respectively. During 1996, pro forma net income and pro forma diluted earnings per share would have been $13,258,000 and $.84, respectively. For purposes of the pro forma expense, the weighted average fair value of the options is amortized over the vesting period. The pro forma effect on net income for 1997 and 1996 may not be representative of future years' impact. The weighted average fair value of $7.45 for 1997 and $1.35 for 1996 for stock option grants was estimated at the date of grant using the following assumptions and the Black-Scholes option valuation model:

                                                                              1997       1996
                                                                             -------    -------
Risk-free interest rate...................................................     6.00%      6.19%
Expected life.............................................................   5 years    5 years
Expected volatility.......................................................       .38        .17
Expected dividend yield...................................................     0.00%      0.00%

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's stock options have characteristics significantly different from those of traded options such as vesting restrictions and non-transferability of options. In addition, the assumptions used in option

                                PANAVISION INC.

                               DECEMBER 31, 1997

8. STOCK OPTION PLAN--(CONTINUED)

valuation models are subjective, particularly the expected stock price volatility for the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not provide a reliable single measure of the fair value of its employee stock options.

     In connection with the 1996 Recapitalization (see Note 1), the Company issued 423,900 shares of common stock to certain members of management. The Company has recorded compensation expense in the amount of $615,000 during the twelve months ended December 31, 1996. The compensation expense represents the Company's best estimate of the fair market value of the stock as of the date of issuance, based in part on value attributed to the equity securities of PILP which were acquired in the 1996 Recapitalization, in an arms-length transaction.

9. EMPLOYEE BENEFIT PLANS

     The Company sponsors a defined contribution 401(k) plan covering a majority of its domestic employees. Eligible employees may contribute from 1% to 16% of their base compensation. The Company makes matching contributions equal to 75% of employee before-tax contributions from 1% to 6%. For the years ended December 31, 1997, 1996 and 1995, the Company recorded expense of $820,000, $590,000 and
$503,000, respectively, related to the 401(k) plan.

     In addition, the Company sponsors a defined contribution retirement plan, which covers certain foreign employees. Participating employees contribute from 5% to 15% of their base compensation. The Company contributes 13.4% of base compensation for participating employees regardless of their level of contribution. For the years ended December 31, 1997, 1996 and 1995, the Company expensed $824,000, $440,000 and $189,000, respectively, representing the Company's contributions.

10. GEOGRAPHICAL INFORMATION

     Information as to the Company's operations in different geographical areas is as follows (in thousands):

                                                UNITED     UNITED
                                                STATES     KINGDOM    OTHER(1)    ELIMINATIONS     TOTAL
                                               --------    -------    --------    ------------    --------
December 31, 1997
  Revenue...................................   $108,126    $67,034    $ 33,596      $(31,893)     $176,863
  Operating income..........................   $ 39,623    $11,051    $  9,761      $(26,520)     $ 33,915
  Identifiable assets.......................   $195,684    $75,287    $ 42,650      $(31,684)     $281,937

December 31, 1996
  Revenue...................................   $ 86,435    $38,267    $ 14,768      $(14,832)     $124,638
  Operating income..........................   $ 28,514    $ 6,191    $  6,291      $(10,829)     $ 30,167
  Identifiable assets.......................   $144,566    $31,991    $ 10,342      $(10,153)     $176,746
December 31, 1995
  Revenue...................................   $ 68,102    $23,004    $ 14,227      $(10,005)     $ 95,328
  Operating income..........................   $ 17,996    $ 3,492    $  5,877      $ (7,878)     $ 19,487
  Identifiable assets.......................   $145,300    $17,708    $ 10,420      $ (7,677)     $165,751

------------------

(1) For the year ended December 31, 1997, Other is comprised of the Company's 85% owned subsidiary in Canada, the Company's French operations and the Company's Far East operations. For the years ended December 31, 1996 and 1995, Other is principally comprised of the Company's 85% owned subsidiary in Canada which was acquired in January 1995.

                                PANAVISION INC.

                               DECEMBER 31, 1997

11.  COMMITMENTS AND CONTINGENCIES

     The Company leases real estate, equipment, and vehicles under noncancelable operating leases. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more are presented below (in thousands):

1998.....................................................................   $ 5,634
1999.....................................................................     4,402
2000.....................................................................     3,347
2001.....................................................................     3,207
2002.....................................................................     2,988
Thereafter...............................................................    24,998
                                                                            -------
                                                                            $44,576
                                                                            -------
                                                                            -------

     In June 1995, the Company entered into a 16-year lease for its principal operating facility in Woodland Hills, California; the Company relocated to this facility during June 1996. In connection with this lease, the Company negotiated a settlement for its existing leases covering its prior operating facility and recorded a $1,800,000 charge during 1995 representing the cost of the settlement.

     During the years ended December 31, 1997, 1996 and 1995, rental expense under operating leases was $6,054,000, $3,190,000 and $2,274,000, respectively.

     The Company and its subsidiaries are defendants in actions for matters arising out of normal business operations. The Company does not believe that any such proceedings currently pending will have a materially adverse effect on its consolidated financial position, results of operations, or cash flows.

12. RELATED PARTY TRANSACTIONS

     In December 1997, in order to facilitate the payment of taxes related to the exercise of options, which were issued pursuant to the Panavision Inc. Stock Option Plan, the Company made advances to certain officers and key employees in the form of notes. Notes were issued by Messrs. Scott, Farrand and Marcketta, the Company's Chief Executive Officer, President and Chief Financial Officer, respectively, in the amount of $2,152,503, $3,698,800 and $924,700, respectively. The balance of the notes were issued to other key employees. The notes mature on the earlier of December 24, 2000 or the date of consummation of the Proposed Recapitalization. The Company expects that the notes will be repaid during 1998 even if the Proposed Recapitalization is not completed. Interest on the notes is compounded semiannually at the applicable federal rate in effect on the date the notes were issued. These amounts are reflected on the Company's consolidated balance sheet as notes receivable from officers and key employees as of December 31, 1997.

     Mr. Farrand, an executive officer of Panavision, is the obligor in respect of a promissory demand note issued to the Company in January 1987. The principal amount of and accrued interest on this note were $540,000 and $38,681, respectively, as of December 31, 1997. The note accrues interest at a rate of 7.04% per annum, and, as of December 31, 1997, no payments of principal had been made. This note was originally issued in connection with Mr. Farrand's purchase of a residence and is secured by a portion of Mr. Farrand's common stock and options in Panavision.

     Included in other assets at December 31, 1997, 1996 and 1995, is a loan receivable of $450,000 due in 2003 from Pany Rental, Inc. (dba Panavision New
York), an agent in which the Company acquired a one-third interest during 1994.

In accordance with an agreement, certain administrative services have been provided by the Company to LII. The amount received by the Company from LII was $510,000 and $687,000 for the years ended December 31, 1996 and 1995, respectively. The amounts received have been offset against selling, general and administrative

                                PANAVISION INC.

                               DECEMBER 31, 1997

12. RELATED PARTY TRANSACTIONS--(CONTINUED)

expenses in the accompanying consolidated statements of income. The agreement with LII expired on September 30, 1996.

13. QUARTERLY OPERATING DATA (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations (in thousands, except per share data):

                                                                                 QUARTER
                                                              ---------------------------------------------
                                                               FIRST     SECOND(1)    THIRD(2)    FOURTH(3)
                                                              -------    ---------    --------    ---------
Year ended December 31, 1997
  Net sales................................................   $31,156     $37,688     $ 55,840     $52,179
  Gross margin.............................................    15,327      17,079       28,547      25,031
  Net income...............................................     3,518       2,866        7,577       5,527
  Basic earnings per share(4)..............................   $   .19     $   .16     $    .42     $   .30
                                                              -------    ---------    --------    ---------
                                                              -------    ---------    --------    ---------
  Diluted earnings per share(4)............................   $   .18     $   .15     $    .39     $   .29
                                                              -------    ---------    --------    ---------
                                                              -------    ---------    --------    ---------
Year ended December 31, 1996
  Net sales................................................   $25,165     $24,095     $ 35,790     $39,588
  Gross margin.............................................    13,569      12,356       19,046      20,194
  Net income...............................................     1,196       1,231        5,671       5,173
  Basic earnings per share(4)..............................   $   .09     $   .09     $    .40     $   .32
                                                              -------    ---------    --------    ---------
                                                              -------    ---------    --------    ---------
  Diluted earnings per share(4)............................   $   .08     $   .09     $    .37     $   .30
                                                              -------    ---------    --------    ---------
                                                              -------    ---------    --------    ---------

------------------

(1) The second quarter of 1997 includes the operating results of the FSG companies since June 5, 1997, the date of acquisition.

(2) The third quarter of 1996 includes the operating results of Lee Lighting since its acquisition effective July 1, 1996 (see Note 14).

(3) The fourth quarter of 1997 includes three unusual items totaling approximately $1.1 million: a foreign exchange loss of approximately $520,000 due to the decline in the Australia dollar; additional SG&A costs of approximately $300,000 for legal fees related to the Proposed Recapitalization; and approximately $279,000 in additional payroll tax expenses associated with the exercise by management of certain stock options. In connection with the refinancing in 1996 of the Company's debt, the Company wrote off $1.8 million of deferred financing costs in the fourth quarter of 1996.

(4) Earnings per share for the first three quarters of 1997 and all of 1996 were restated to Basic and Diluted earnings per share reflecting the adoption of SFAS 128.

14.  BUSINESS COMBINATIONS

     On June 5, 1997, the Company completed its acquisition of the Film Services Group (FSG) from Visual Action Holdings plc. FSG includes camera rental operations which rent primarily non-Panavision manufactured equipment in the United Kingdom, France, Australia and two U.S. cities, Chicago and Dallas, as well as smaller rental operations in New Zealand, Malaysia and Indonesia. The majority of the equipment acquired as a result of these transactions included film cameras, lenses and complementary product accessories which rent to the filmed production community. The purchase price was approximately $61.0 million and was reduced by the amount of certain debt assumed by the Company.

                                PANAVISION INC.

                               DECEMBER 31, 1997

14.  BUSINESS COMBINATIONS--(CONTINUED)

     The acquisition has been recorded under the purchase method of accounting and FSG's operating results have been included in the Company's consolidated financial statements since the acquisition date of June 5, 1997. The purchase price and direct acquisition costs have been allocated to the acquired assets and assumed liabilities based on their relative fair values. The Company also provided approximately $6.3 million to cover the estimated transaction costs, lease cancellations and severance pay related to the FSG Acquisition. Goodwill of approximately $9.7 million was recognized as part of the transaction and is being amortized over 30 years.

     Unaudited pro forma revenue would have increased by $25.9 million for the twelve months ended December 31, 1997 and by $59.1 million for the twelve months ended December 31, 1996, and unaudited pro forma net income and diluted earnings per share would have decreased by $0.3 million and $0.02, respectively, for the twelve months ended December 31, 1997 and would have increased by $1.7 million and $0.11, respectively, for the twelve months ended December 31, 1996 had the acquisition occurred at the beginning of each respective period.

     Effective July 1, 1996, Warburg, Pincus acquired substantially all of the assets of Lee Lighting and contributed them to Panavision. The purchase price of $8 million approximated the net book value of the assets acquired. Lee Lighting rents lighting equipment, mobile generators and distribution and sells lighting consumables for the production of feature films, television programs and other filmed entertainment.

     The acquisition of Lee Lighting has been recorded under the purchase method of accounting and its operating results have been included in the Company's consolidated financial statements since the acquisition date of July 1, 1996.

     Unaudited pro forma revenue, net income and diluted earnings per share for the Company would have increased by $10,400,000, $605,000, and $.04, respectively, for 1996 and by $19,749,000, $1,204,000 and $.08, respectively, for 1995 had the Lee Lighting acquisition occurred at the beginning of each respective period.

                                PANAVISION INC.

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                           BEGINNING    ALLOWANCES    AMOUNTS      BALANCES      ENDING
                                                            BALANCE     ACQUIRED*     RESERVED    WRITTEN OFF    BALANCE
                                                           ---------    ----------    --------    -----------    -------
                                                                                  (IN THOUSANDS)
Allowance for Doubtful Accounts
December 31, 1997.......................................    $ 2,500       $1,508       $  456        $ 505       $ 3,959
December 31, 1996.......................................    $ 2,043       $  --        $1,376        $ 919       $ 2,500
December 31, 1995.......................................    $ 1,772       $  --        $  829        $ 558       $ 2,043

------------------
* Amount represents allowance for doubtful account balances acquired through the FSG Acquisition.

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER     DESCRIPTION
----------   -----------
   *3.1       --   Restated Certificate of Incorporation.
   *3.2       --   Restated By-Laws.
   *4         --   Specimen of the Company's Common Stock Certificate.
  *10.1       --   Amended and Restated Stockholders Agreement, dated as of June 12, 1996.
  *10.2       --   Restated and Amended Credit Agreement, dated September 10, 1996, among Panavision International,
                   L.P., the subsidiary guarantors and the lenders listed therein, and The Chase Manhattan Bank, as
                   Administrative Agent.
  *10.3       --   1996 Stock Option Plan.
  *10.4       --   Employment Agreement, dated as of June 12, 1996, between the Company and William C. Scott.
  *10.5       --   Lease, dated June 13, 1995, between the Company and Trizec Warner Inc.
  *10.6       --   Executive Incentive Compensation Plan.
 **10.7       --   Second Restated and Amended Credit Agreement, dated December 5, 1996 among Panavision
                   International, L.P., the subsidiary guarantors and the lenders listed therein, and The Chase
                   Manhattan Bank, as Administrative Agent.
 **10.8       --   First Amended and Restated Stock Option Plan.
   10.9       --   Agreement, dated May 18, 1997, among Visual Action Holdings plc, Panavision Europe Limited and the
                   Company (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form
                   8-K/A Amendment No. 1 to Form 8-K dated June 5, 1997).
   10.10      --   Agreement, dated May 18, 1997, between Visual Action Holdings plc and the Company (incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K/A Amendment No. 1
                   to Form 8-K dated June 5, 1997).
   10.11      --   Stock Purchase Agreement, dated May 18, 1997, among Visual Action Holdings, Inc., Visual Action
                   Holdings plc and the Company (incorporated herein by reference to Exhibit 2.3 to the Company's
                   Current Report on Form 8-K/A Amendment No. 1 to Form 8-K dated June 5, 1997).
   10.12      --   Credit Agreement, dated June 5, 1997, among Panavision International, L.P., the subsidiary guarantors and the lenders listed therein, and The Chase Manhattan Bank, as Administrative Agent
                   (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                   for the quarter ended June 30, 1997).
   10.13      --   Agreement of Recapitalization and Merger, dated as of December 18, 1997, by and among PX Holding
                   Corporation, PX Merger Corporation and the Company (incorporated herein by reference to Exhibit
                   10.1 to the Company's Current Report on Form 8-K dated December 18, 1997).
   10.14      --   Voting and Stockholders Agreement, dated as of December 18, 1997, by and among Warburg Pincus
                   Capital Company, L.P., the Company and Mafco Holdings Inc. (incorporated by reference to Exhibit
                   10.2 to the Company's Current Report on Form 8-K dated December 18, 1997).
   21         --   Subsidiaries of the Company.
   23         --   Consent of Ernst & Young LLP, Independent Auditors.
   27         --   Financial Data Schedule.
  *99.1       --   Consent of Martin D. Payson to be named as a director of the Company.

------------------
  * Incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, Registration No. 333-12235.

 ** Incorporated herein by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.