Form 10-K/A
period 1997-12-31
PANAVISION INC
filed 1998-04-29
CIK 1022911

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A


                               (AMENDMENT NO. 1)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


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

                                                                                    NAME OF EACH EXCHANGE
                     TITLE OF EACH CLASS                                             ON WHICH REGISTERED
                         Common Stock                                              New York Stock Exchange

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

     As of March 20, 1998, there were 18,928,500 shares of Panavision Inc. Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III



     Part III of this Annual Report on Form 10-K, as originally filed on March 24, 1998 is hereby amended and restated in its entirety.



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



     Upon the consummation of the transactions contemplated by the Recapitalization Agreement, PX Holding will have the right to designate all members of the Company's Board of Directors. If the Recapitalization Agreement is approved and adopted by the Panavision stockholders and the Merger is consummated, all of the nominees, if elected, will become the directors of Panavision immediately after the effective time of the Merger and are expected to serve from such time until the next succeeding annual meeting of stockholders. If the Recapitalization Agreement is not approved, the Merger is not consummated or the nominees are not elected at a Combined Annual and Special Meeting of Stockholders (the 'Meeting'), an annual meeting of stockholders for 1998 will be scheduled in the near future. Directors of the Company will be elected by a plurality vote of the outstanding shares of Common Stock present in person or represented by proxy at the Meeting. Under applicable Delaware law, in tabulating the votes, abstentions from voting on the election of Directors (including broker non-votes) will be disregarded and have no effect on the outcome of the vote.



     The Board of Directors has been informed that all persons listed below are willing to serve as Directors, but if any of them should decline or be unable to act as a Director, the individuals named in the proxies will vote for the election of such other person or persons as they, in their discretion, may choose. The Board of Directors has no reason to believe that any such nominees will be unable or unwilling to serve.

     THE BOARD OF DIRECTORS RECOMMENDS THAT STOCKHOLDERS VOTE FOR THE ELECTION OF EACH OF THE NOMINEES LISTED HEREIN FOR DIRECTOR.

NOMINEES FOR ELECTION AS DIRECTORS


     The name, age (as of April 20, 1998), principal occupation for the last five years, selected biographical information and period of service as a Director of the Company of each of the nominees for Director are set forth hereafter.


     Ronald O. Perelman (55) has been Chairman of the Board of Directors and Chief Executive Officer of Mafco and various affiliates since 1980. Mr. Perelman also is Chairman of the Executive Committees of the Boards of Directors of Consolidated Cigar Holdings Inc. ('Cigar Holdings'), M&F Worldwide Corp. ('MFW'), The Coleman Company, Inc. ('Coleman'), Revlon, Inc. ('Revlon') and Revlon Consumer Products Corporation ('Products Corporation') and Chairman of the Board of Meridian Sports Incorporated ('Meridian'). Mr. Perelman is a Director of the following corporations which file reports pursuant to the Exchange Act: California Federal Bank, A Federal Savings Bank ('California Federal'), CLN Holdings Inc. ('CLN'), Coleman, Coleman Worldwide Corporation ('Coleman Worldwide'), Cigar Holdings, First Nationwide Holdings Inc. ('FN Holdings'), First Nationwide (Parent) Holdings Inc. ('FN Parent'), MFW, Meridian, Products Corporation, Revlon and REV Holdings Inc. ('REV Holding'). (On December 27, 1996, Marvel Entertainment Group, Inc. ('Marvel'), Marvel (Parent) Holdings Inc. ('Marvel Parent') and Marvel Holdings Inc. ('Marvel Holding'), of which Mr. Perelman was a Director, Marvel III Holdings Inc., of which Mr. Perelman is a director, and several subsidiaries of Marvel filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

     William C. Scott (63) has been the Chairman and Chief Executive Officer of the Company since 1988. From 1972 until 1987, Mr. Scott was President and Chief Operating Officer of Western Pacific Industries Inc., a company listed on the New York Stock Exchange. Prior to 1972, Mr. Scott was a Group Vice President of Cordura Corporation (a business information company) for three years, a Vice President of Booz Allen & Hamilton Inc. (management consulting firm) for five years and an owner/operator of several small businesses for eight years. Mr. Scott is also a director of Edison Control Corporation.

     John S. Farrand (53) has been the President and Chief Operating Officer of the Company since 1985 and a director of the Company since October 1996. From 1980 to 1985, Mr. Farrand was employed by Warner Communications Inc. in several senior executive positions. He was President of their Atari Coin-Operated Games

Division and subsequently was appointed President and Chief Operating Officer of Atari Holdings, Inc. Prior to 1980, Mr. Farrand spent 14 years with Music Hire Group Limited, a U.K. company specializing in coin-operated music systems (juke boxes), and from 1973 to 1980 served as Managing Director. Mr. Farrand is a member of the Academy of Motion Picture Arts and Sciences, a member of the Society of Motion Picture and Television Engineers and an associate member of the American Society of Cinematographers.

     Howard Gittis (64) has been Vice Chairman of Mafco and various of its affiliates since 1985. Mr. Gittis is a Director of the following corporations which file reports pursuant to the Exchange Act: California Federal, CLN, Cigar Holdings, FN Holdings, FN Parent, MFW, Products Corporation, Revlon, REV Holdings, Jones Apparel Group, Inc., Loral Space & Communications Ltd. and Rutherford-Moran Oil Corporation.

     James R. Maher (48) has been President and Chief Executive Officer of Mafco Consolidated Group, Inc. since 1995. Mr. Maher was Chairman of the Board of Laboratory Corporation of America Holdings ('Lab Corp.'), a clinical laboratory company, from 1995 to April 1996 and was President and Chief Executive Officer of National Health Laboratories Holdings Inc., a clinical laboratory company and a predecessor to Lab Corp, from 1992 to 1995. Mr. Maher was Vice Chairman of the First Boston Corporation, an investment bank, from 1990 to 1992 and a Managing Director of the First Boston Corporation from 1982 to 1990. Mr. Maher is a Director of First Brands Corporation and MFW, which file reports pursuant to the Exchange Act.

     Joseph P. Page (44) has been Executive Vice President and Chief Financial Officer of Coleman since 1997 and was Executive Vice President and Chief Financial Officer of New World Communications Group Inc. from 1994 to 1996. Prior to that, Mr. Page was a partner in the accounting firm of Price Waterhouse for more than five years.

     Martin D. Payson (62) has been a director of the Company since November 1996. Mr. Payson has been active in investment and philanthropic activities since December 1992. From January 1990 to December 1992, he was Vice Chairman of the Board of Directors of Time Warner, Inc., and from 1970 to December 1990, he was an executive officer of Warner Communications Inc. Mr. Payson is a director of Bestform Group, Inc., Meridian, Delta Financial Corporation and Unapix Entertainment, Inc.

     Kenneth Ziffren (57) has been a partner with the law firm of Ziffren, Brittenham, Branka & Fischer since 1979. Mr. Ziffren is a director of City National Corp.


EXECUTIVE OFFICERS



     The executive officers serve at the discretion of the Board of Directors. The following table sets forth certain information concerning the executive officers of the Company (as of March , 1998) who are expected to serve in such capacity until the consummation of the Recapitalization (none of whom has a family relationship with another executive officer):



NAME                                     AGE                           POSITION
--------------------------------------   ---   ---------------------------------------------------------
William C. Scott......................   63    Chairman of the Board and Chief Executive Officer
John S. Farrand.......................   53    President and Chief Operating Officer
Jeffrey J. Marcketta..................   43    Executive Vice President and Chief Financial Officer
Christopher M.R. Phillips.............   38    Controller and Secretary



     William C. Scott has been the Chairman and Chief Executive Officer of the Company since 1988. From 1972 until 1987, Mr. Scott was President and Chief Operating Officer of Western Pacific Industries Inc., a company listed on the New York Stock Exchange. Prior to 1972, Mr. Scott was a Group Vice President of Cordura Corporation (a business information company) for three years, a Vice President of Booz Allen & Hamilton Inc. (management consulting firm) for five years and an owner/operator of several small businesses for eight years. Mr. Scott is also a director of Edison Control Corporation.



     John S. Farrand has been the President and Chief Operating Officer of the Company since 1985. From 1980 to 1985, Mr. Farrand was employed by Warner Communications Inc. in several senior executive positions. He was President of their Atari Coin-Operated Games Division and subsequently was appointed President and Chief Operating Officer of Atari Holdings, Inc. Prior to 1980, Mr. Farrand spent 14 years with Music Hire Group Limited, a U.K. company specializing in coin-operated music systems (juke boxes), and from 1973 to 1980 served as Managing Director. Mr. Farrand is a member of the Academy of Motion Picture Arts and Sciences, a member of the Society of Motion Picture and Television Engineers and an associate member of the American Society of Cinematographers.



     Jeffrey J. Marcketta has been Executive Vice President and Chief Financial Officer of the Company since 1993 and Treasurer since 1996. From 1991 to 1993, Mr. Marcketta served as the President of Panavision Europe Limited, a wholly owned subsidiary of the Company, and was responsible for the general management of the Company's European operations. From 1989 until 1991, he was Vice President of Corporate Development, assisting the Chief Executive Officer in the restructuring and rationalization of the Company's business operations. Prior to joining the Company in 1989, he worked for Ernst & Young LLP for almost ten years, the last three of which were spent in the Mergers and Acquisitions Consulting Group of the New York office.



     Christopher M.R. Phillips has served as Controller of the Company since 1993 and Secretary since 1996. Mr. Phillips was the controller for the domestic operations of the Company from 1989 to 1993 and the assistant controller for the domestic operations of the Company from 1986 to 1989.



ITEM 11. EXECUTIVE COMPENSATION


     The following table sets forth information regarding compensation paid to or accrued by all the executive officers of the Company for each of the last three completed fiscal years. Compensation accrued during one year and paid in another is recorded under the year of accrual.

                           SUMMARY COMPENSATION TABLE

                                                                                                 LONG TERM
                                                                                            COMPENSATION AWARDS
                                                  ANNUAL COMPENSATION                  -----------------------------
                                     ----------------------------------------------    SECURITIES
                                                                       OTHER ANNUAL    UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION          YEAR     SALARY      BONUS(1)     COMPENSATION    OPTIONS(#)    COMPENSATION(3)
----------------------------------   ----    --------    ----------    ------------    ----------    ---------------
William C. Scott .................   1997    $800,000    $  400,000      $     --             --         $ 7,125
  Chairman of the Board and          1996     800,000       400,000            --        576,681           7,125
  Chief Executive Officer            1995     600,000     1,172,000            --             --           6,930
John S. Farrand ..................   1997    $600,000    $  300,000      $     --             --         $ 7,125
  President and Chief Operating      1996     600,000       359,400        54,163(2)     726,812           7,125
  Officer                            1995     400,000       785,000            --             --           6,930
Jeffrey J. Marcketta .............   1997    $240,423    $  180,317      $     --             --         $ 7,125
  Executive Vice President,          1996     228,846       201,335        27,081(2)     224,314           7,125
  Chief Financial Officer and        1995     218,769       314,000            --             --           6,930
  Treasurer
Christopher M. R. Phillips .......   1997    $111,058    $   51,577      $     --             --         $ 7,125
  Controller and Secretary           1996      99,615        24,904            --         43,076           6,504
                                     1995      88,077        45,000            --             --           4,842

------------------
(1) Bonuses are paid pursuant to the Company's Executive Incentive Compensation Plan (the 'Executive Incentive Compensation Plan'), in which the Chairman and Chief Executive Officer is eligible to participate, as well as any other employees selected by the Chief Executive Officer. The plan allows participants to earn bonuses up to a stated percentage of their base salary. The bonuses were paid in part based on the Company's achievement of operating results, and in part based on achievement of individual goals established for the participant. Mr. Farrand's and Mr. Marcketta's 1996 bonus also reflects the issuance of shares of Panavision Common Stock (the '1996 Recapitalization Stock') at the time of the Company's 1996 Recapitalization, which shares at such time had a fair market value of $59,400 and $29,700, respectively.

(2) Consists of tax reimbursement payments relating to the 1996 Recapitalization Stock.

(3) Consists of matching contributions by the Company under its 401(k) plan.

OPTION GRANT TABLE

     No stock options were granted to any named executive officers during the last fiscal year.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table sets forth the number of shares as to which options were exercised by Messrs. Scott, Farrand, Marcketta and Phillips during 1997, the value realized upon such exercise, and the number and value of options held by such persons as of December 31, 1997.

                                                                       NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                                      UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS
                                     SHARES                            OPTIONS AT FY-END(#)                 AT FY-END($)(1)
                                   ACQUIRED ON        VALUE        -----------------------------     -----------------------------
NAME                               EXERCISE(#)      REALIZED       EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
-------------------------------    -----------     -----------     -----------     -------------     -----------     -------------
William C. Scott...............      210,000       $ 5,216,925       101,408          265,273        $ 2,617,594      $ 6,847,359
John S. Farrand................      420,000       $10,533,850             0          306,812                  0        7,919,585
Jeffrey J. Marcketta...........      105,000       $ 2,608,463        16,130          103,184            416,356        2,663,437
Christopher M.R. Phillips......            0                 0        15,101           27,975            389,795          722,105

------------------
(1) Based on a closing price of $25.8125 per share of Panavision Common Stock on December 31, 1997.

MANAGEMENT CONTRACTS AND CHANGE IN CONTROL AGREEMENTS

     William C. Scott. Pursuant to an employment agreement with the Company, William C. Scott serves as Chairman of the Board of Directors and Chief Executive Officer of the Company at an annual salary of $800,000, subject to annual increases as determined by the Company. The employment agreement provides that Mr. Scott shall be granted bonuses pursuant to the Executive Incentive

Compensation Plan and Non-Statutory Options pursuant to the terms of the Stock Option Plan. The employment agreement expires on June 11, 1999. The Company may terminate the employment agreement for cause. In the event of Mr. Scott's voluntary termination (except during the six-month period commencing six months after a change of control) or termination for cause by the Company, the Company shall pay Mr. Scott only an amount equal to his annual base salary and all previously unreimbursed expenses. Upon a voluntary termination by Mr. Scott during such six-month period commencing six months after a change of control, or upon termination of Mr. Scott's employment by the Company without good cause or by Mr. Scott for good reason, Mr. Scott is entitled to the greater of (x) $1,600,000 or (y) twice his annual base salary, and all accrued but previously unpaid salary, bonuses and unreimbursed expenses through the date of termination. Mr. Scott intends to terminate such contract prior to the Merger and, accordingly, upon such termination will not be entitled to any payments thereunder. Upon a termination of Mr. Scott by death or disability, the Company shall make a lump sum payment equal to the greater of $800,000 or Mr. Scott's base salary currently then in effect, as well as all accrued but previously unpaid salary, bonuses and unreimbursed, expenses through the date of termination.

     The employment agreement contains a covenant prohibiting the improper disclosure and use of the Company's confidential information. In addition, the employment agreement contains a covenant prohibiting Mr. Scott from directly or indirectly competing with the Company. This covenant expires two years following Mr. Scott's voluntary termination.

     John S. Farrand. The Company has entered into an employment agreement with Mr. Farrand pursuant to which he is entitled to receive, upon termination of his employment by the Company (other than for cause or upon his death or disability), severance payments equal to the greater of (i) $600,000 or (ii) his annual base salary in effect at the time.

     Jeffrey J. Marcketta. The Company has entered into an employment agreement with Mr. Marcketta pursuant to which he is entitled to receive, upon termination of his employment by the Company (other than for cause or upon his death or disability), severance payments equal to the greater of (i) $237,500 or (ii) his annual base salary in effect at the time.


     Messrs. Farrand and Marcketta intend to waive their rights to receive severance payments upon termination of employment as described above prior to the effective time of the Merger.

COMPENSATION COMMITTEE AND STOCK OPTION COMMITTEE REPORT ON EXECUTIVE
COMPENSATION

     No officer or employee of the Company, other than Messrs. Scott and Farrand, who serve on the Board of Directors of the Company, participated in the deliberations of the Board of Directors of the Company concerning executive compensation.


     The Stock Option Committee and the Compensation Committee were formed on May 8, 1996, upon the consummation of the 1996 Recapitalization. Set forth below is a description of the policies and practices that the Compensation Committee will implement with respect to future compensation determinations.

     Compensation Philosophy. The Company's compensation program is designed to attract, reward and retain highly qualified executives and to encourage the achievement of business objectives and superior corporate performance. The program ensures the Board of Directors and stockholders that (1) the achievement of the overall goals and objectives of the Company can be supported by adopting an appropriate executive compensation policy and implementing it through an effective total compensation program and (2) the total compensation program and practices of the Company are designed with full consideration of all accounting, tax, securities law and other regulatory requirements and are of the highest quality.

     The Company's executive compensation program consists of two key elements:
(1) an annual compensation component composed of base salary and bonus, and (2) a long-term compensation component composed of equity-based awards pursuant to the Stock Option Plan.

     Annual Compensation. Base salaries will be determined by evaluating the responsibilities associated with the position being evaluated and the individual's overall level of experience. In addition, the compensation of the Chief Executive Officer determined by the Compensation Committee is subject to the terms of Mr. Scott's existing employment agreement. Annual salary adjustments will be determined by giving consideration to the Company's performance and the individual's contribution to that performance.

     Bonuses are paid pursuant to the Company's Executive Incentive Compensation Plan, in which the Chairman and Chief Executive Officer is eligible to participate, as well as any other employees selected by the Chief Executive Officer. The plan allows participants to earn bonuses up to a stated percentage of their base salary. The bonuses are paid in part based on the Company's achievement of operating results, and in part based on achievement of individual goals established for the participant.


     With the exception of Mr. Phillips, all of the Company's named executive officers are currently under employment contracts. See 'Management Contracts and Change In Control Agreements.' The annual compensation for Messrs. Farrand, Marcketta and Phillips and the bonus portion of Mr. Scott's annual compensation will be based upon the considerations noted above. Mr. Scott's base salary is determined pursuant to his employment agreement.


     Long-term Compensation. In order to align stockholder and executive officer interests, the long-term component of the Company's executive compensation program utilizes equity-based awards whose value is directly related to the value of the Panavision Common Stock. These equity-based awards will be granted by the Stock Option Committee pursuant to the Stock Option Plan. Individuals to whom equity-based awards are to be granted and the amount of Panavision Common Stock related to equity-based awards will be determined solely at the discretion of the Stock Option Committee. Because individual equity-based award levels will be based on a subjective evaluation of each individual's overall past and expected future contribution, no specific formula is used to determine such awards for any executive.

     Tax Deductibility of Executive Compensation. Section 162(m) of the Code limits the tax deductibility of compensation in excess of $1 million paid to certain members of senior management, unless the payments are made under a performance-based plan as defined in Section 162(m). The Company's general policy is to structure its compensation programs to preserve the tax deductibility of compensation paid to its executive officers and other members of management. All compensation paid pursuant to the Stock Option Plan is intended to be exempt from the application of Section 162(m). Although Messrs. Scott's and Farrand's total annual salary and bonus in 1997 exceeded $1 million, such amounts were exempt from the application of Section 162(m) because of certain grandfather provisions and therefore are fully deductible by the Company. While the Company currently intends to pursue a strategy of maximizing deductibility of senior management compensation, it also believes it is important to maintain the flexibility to take actions it considers to be in the best interests of the Company and its stockholders, which may be based on considerations in addition to Section 162(m).

COMPENSATION COMMITTEE             STOCK OPTION COMMITTEE
-----------------------            -----------------------
   William C. Scott                   Martin D. Payson
    Sidney Lapidus                    Willis G. Ryckman
    Joanne R. Wenig

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the last completed fiscal year, Messrs. Scott and Lapidus and Ms. Wenig served as members of the Compensation Committee. Mr. Scott is Chief Executive Officer of the Company.

                      COMPARATIVE STOCK PERFORMANCE GRAPH

     The graph below compares the total cumulative return of the Panavision Common Stock from November 21, 1996 (the date trading of the Panavision Common Stock commenced) through December 31, 1997, to the Standard & Poor's 500 Index and the Russell 2000 Index. The graph assumes that dividends were reinvested and is based on an investment of $100 on November 20, 1996.

                                [GRAPH]

                                                                                        CUMULATIVE TOTAL RETURN

                                                                                    --------------------------------
                                                                                    11/20/96    12/31/96    12/31/97
                                                                                    --------    --------    --------
Panavision Inc...................................................................     $100      $ 122.06    $ 151.84
Standard & Poor's 500 Index......................................................      100         99.57      130.23
Russell 2000.....................................................................      100        104.34      125.75


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



     The following table sets forth, as of March 20, 1998, certain information regarding the beneficial ownership of Panavision Common Stock by (i) each of the Company's executive officers, (ii) each Director of the Company, (iii) each nominee for election as a Director of the Company, (iv) each person who is known to the Company to own beneficially more than 5% of the Common Stock and (v) all officers and Directors of the Company as a group. Such information is based, in part, upon information provided by certain stockholders of the Company. In the case of persons other than the officers and Directors of the Company, such information is based solely on a review of Schedules 13D and 13G filed with the Commission. As of March 20, 1998 there were 47 holders of record of Panavision Common Stock.


                                                            PRIOR TO MERGER                        POST-MERGER(1)
                                                   ----------------------------------    ----------------------------------
                                                                          PERCENTAGE                            PERCENTAGE
                                                        NUMBER OF          OF SHARES          NUMBER OF          OF SHARES
                                                   SHARES BENEFICIALLY    BENEFICIALLY   SHARES BENEFICIALLY    BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNER                   OWNED(2)(3)        OWNED(2)(4)         OWNED(2)           OWNED(2)
------------------------------------------------   -------------------    -----------    -------------------    -----------
Ronald O. Perelman(5)                                   12,717,000            67.2%            5,784,199            71.8%
  35 East 62nd Street
  New York, New York 10021......................
Warburg, Pincus Capital Company, L.P.(6)                12,717,000            67.2             1,526,040            18.9
  466 Lexington Avenue
  New York, New York 10017......................
William C. Scott                                         1,262,508             6.7               139,332             1.7
  Panavision Inc.
  885 Third Avenue--Suite 3020
  New York, New York 10022......................
John S. Farrand.................................           702,600             3.7                84,312             1.0
Jeffrey J. Marcketta............................           268,430             1.4                30,276               *

Christopher M.R. Phillips.......................            15,601               *                    60               *
Sidney Lapidus(7)...............................        12,717,000            67.2             1,526,040            18.9
Martin D. Payson................................            11,200               *                    --              --
Willis G. Ryckman...............................             1,200              --                    --              --
Joanne R. Wenig.................................                --              --                    --              --
Howard Gittis...................................                --              --                    --              --
James R. Maher..................................                --              --                    --              --
Joseph P. Page..................................                --              --                    --              --
Kenneth Ziffren.................................                --              --                    --              --
All directors and executive officers as a group         14,978,539            79.1             7,564,219            93.9
  (8 persons)...................................

     The foregoing persons have sole voting and investment power, unless otherwise indicated below.

------------------
* Less than 1%.

(1) Assumes 88% of the shares of Panavision Common Stock are exchanged for cash.

(2) Except as otherwise indicated, the persons in this table have sole voting and investment power with respect to all shares of Panavision Common Stock shown as beneficially owned by them, subject to community property laws where applicable and subject to the information contained in the footnotes to this table. Mr. Scott has shared investment power with respect to 6,000 shares of Panavision Common Stock.

(3) Amounts shown for each stockholder include all shares of Panavision Common Stock subject to stock options for 101,408, 0, 16,130, 15,101, 1,200 and 1,200 shares of Panavision Common Stock granted to Messrs. Scott, Farrand, Marcketta, Phillips, Payson and Ryckman exercisable within 60 days. Not included are 265,273, 306,812, 103,184, 27,975, 4,800, 4,800 and 6,000
    shares of Panavision Common Stock subject to options granted to Messrs. Scott, Farrand, Marcketta Phillips, Payson and Ryckman and Ms. Wenig respectively, that would not be exercisable within 60 days, but for the consummation of the Merger.

(4) Based upon 18,928,500 shares of Panavision Common Stock outstanding as of December 31, 1997. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or group to acquire them within 60 days are treated as outstanding only for purposes of determining the number of and percent owned by such person or group.

                                              (Footnotes continued on next page)

(Footnotes continued from previous page)
(5) All of the shares indicated as owned by Mr. Perelman are beneficially owned, pursuant to the Stockholders Agreement, by Mafco Holdings, a wholly owned subsidiary of Mr. Perelman, and accordingly, Mr. Perelman may be deemed to have beneficial ownership of such shares.


(6) The sole general partner of Warburg (together with its wholly owned subsidiaries, 'Warburg, Pincus') is Warburg, Pincus & Co., a New York general partnership ('WP'). E.M. Warburg, Pincus & Co., LLC, a New York limited liability company ('EMW LLC'), manages Warburg. The members of EMW LLC are substantially the same as the partners of WP. Lionel I. Pincus is the managing partner of WP and the managing member of EMW LLC and may be deemed to control both WP and EMW LLC. WP, as the sole general partner of Warburg, has a 20% interest in the profits of Warburg. Mr. Lapidus, a director of the Company, is a Managing Director and a member of EMW LLC and a general partner of WP. As such, Mr. Lapidus may be deemed to have an indirect pecuniary interest (within the meaning of the Exchange Act) in an indeterminate portion of the shares beneficially owned by Warburg and WP. See Note 7 below.

(7) All of the shares indicated as owned by Mr. Lapidus are owned by Warburg, Pincus and are included because of his affiliation with Warburg, Pincus. Mr. Lapidus disclaims 'beneficial ownership' of these shares within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934. The address of Mr. Lapidus is c/o Warburg, Pincus Capital Company, L.P., 466 Lexington Avenue, New York, NY 10017.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



     In May 1996, the Company effected a recapitalization, pursuant to which it acquired all of the equity interests in PILP it did not previously own and retired all of PILP's outstanding debt securities for a total of $126.1 million in cash (the '1996 Recapitalization'). As part of the 1996 Recapitalization:


          (i) Warburg, Pincus and Messrs. Scott, Farrand and Marcketta contributed $11,608,000, $580,400, $165,829 and $82,914, respectively, to the Company for subordinated demand notes which had an interest rate of 6.83% per annum and ranked pari passu with each other. The notes to Messrs. Scott, Farrand and Marcketta were issued on May 8, 1996. The notes to Warburg, Pincus were issued on May 8, July 16, and July 31, 1996. Mr. Lapidus is a Managing Director of Warburg, Pincus which holds 67.2% of the shares of Panavision Common Stock;

          (ii) Mr. Scott exchanged his interests in PILP for 989,100 shares of Panavision Common Stock;

          (iii) Messrs. Farrand and Marcketta were issued 282,600 and 141,300 shares of Panavision Common Stock, respectively; and

          (iv) the Company, Warburg, Pincus and Messrs. Scott, Farrand and Marcketta entered into an Amended and Restated Stockholders Agreement dated June 12, 1996 (the 'PILP Stockholder Agreement'), pursuant to which the parties have agreed to cause the Board of Directors to include (i) three persons designated by Warburg, Pincus, (ii) William C. Scott or, if he is not an employee of the Company or is otherwise unavailable, one person designated by the holders of a majority of the shares of Panavision Common

     Stock held by management who are then employed by the Company and (iii) John S. Farrand or, if he is not an employee of the Company or is otherwise unavailable, one person designated by the holders of a majority of the shares of Panavision Common Stock held by management who are then employed by the Company. The PILP Stockholders Agreement imposes certain restrictions on the transfer of shares of Panavision Common Stock by the management stockholders prior to the second anniversary of the initial public offering. The PILP Stockholders Agreement also provides such stockholders with certain registration rights. The PILP Stockholders Agreement terminates on the date when Warburg, Pincus and its affiliates beneficially own less than 5% of the outstanding shares of Panavision Common Stock.

     Effective July 1, 1996, Warburg, Pincus acquired substantially all of the assets of Lee Lighting Limited for approximately $8.0 million and contributed those assets to the Company. The purchase price equaled the book value of the acquired assets.

     Mr. Farrand, an executive officer of the Company, is the obligor in respect of a promissory demand note issued to the Company in January 1987. The principal amount of and accrued interest on this note were $540,000 and $38,681, respectively, as of December 31, 1997. The note accrues interest at a rate of 7.04% per annum, and, as of December 31, 1997, no payments of principal had been made. This note was originally issued in connection with Mr. Farrand's purchase of a residence and is secured by a portion of Mr. Farrand's Panavision Common Stock and options in Panavision.



     In December 1997, in order to facilitate the payment of taxes related to the exercise of options issued pursuant to the Panavision Stock Option Plan, the Company made advances to certain officers and key employees in the form of notes. Notes were issued by Messrs. Scott, Farrand and Marcketta in the amount of $2,152,503, $3,698,800 and $924,700, respectively. The balance of the notes were issued to other key employees. The notes mature on the earlier of December 24, 2000 or the date of consummation of the Proposed Recapitalization. The Company expects that the notes will be repaid during 1998 even if the Proposed Recapitalization is not completed. Interest on the notes is compounded semiannually at the applicable federal rate in effect on the date the notes were issued. These amounts are reflected on the Company's consolidated balance sheet as notes receivable from officers and key employees as of December 31, 1997.


     Certain executive management services have been provided by the Company to Lee International, Inc. ('LII'), an indirect, wholly owned subsidiary of Warburg, Pincus. The amount received by the Company from LII was $996,000, $854,000, $687,000 and $510,000 for the years ended December 31, 1993, 1994,
1995 and 1996, respectively. The amounts received have been offset against selling, general and administrative expenses in the Company's consolidated statement of income. The agreement with LII expired on September 30, 1996.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          PANAVISION INC.


Date: April 29, 1998                              By: /s/WILLIAM C. SCOTT
                                                      --------------------
                                                      William C. Scott
                                                      Chairman of the Board
                                                      and Chief Executive Officer


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


                SIGNATURE                                      TITLE                             DATE
------------------------------------------  -------------------------------------------   -------------------

      /s/           JOHN S. FARRAND         President, Chief Operating Officer and             April 29, 1998
------------------------------------------  Director
             John S. Farrand

     /s/        JEFFREY J. MARCKETTA        Executive Vice President and Chief                 April 29, 1998
------------------------------------------  Financial Officer
           Jeffrey J. Marcketta

    /s/      CHRISTOPHER M.R. PHILLIPS      Controller                                         April 29, 1998
------------------------------------------
        Christopher M.R. Phillips

      /s/            SIDNEY LAPIDUS         Director                                           April 29, 1998
------------------------------------------
              Sidney Lapidus

      /s/          MARTIN D. PAYSON         Director                                           April 29, 1998
------------------------------------------
             Martin D. Payson

      /s/         WILLIS G. RYCKMAN         Director                                           April 29, 1998
------------------------------------------
            Willis G. Ryckman


      /s/           JOANNE R. WENIG         Director                                           April 29, 1998
------------------------------------------
             Joanne R. Wenig