Form 10-Q
period 1998-03-31
PANAVISION INC
filed 1998-05-14
CIK 1022911

===============================================================================

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                ---------
                                FORM 10-Q
(Mark One)
/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

                                    OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _________________ to _________________

                    Commission file number: 001-12391

                    ---------------------------------

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

                     ----------------------------------

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

     As of May 11, 1998, there were 18,928,500 shares of Panavision Inc. Common Stock outstanding.


===============================================================================

                             PANAVISION INC.

                  Index to Quarterly Report on Form 10-Q
                   For the Quarter Ended March 31, 1998


Part I.  Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Statements of Income .............................................       3

         Condensed Consolidated Balance Sheets ...................................................       4

         Condensed Consolidated Statements of Cash Flows .........................................       5

         Notes to Condensed Consolidated Financial Statements ....................................       6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ...       9


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K ........................................................      12


Signatures .......................................................................................      13

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

                             PANAVISION INC.

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)
                 (In Thousands, Except Per Share Amounts)


                                                        Quarter Ended
                                                           March 31,
                                                   -------------------------
                                                     1998             1997
                                                   ------------   ----------

Camera rental ..............................       $ 30,280        $ 20,926
Lighting rental ............................          4,998           5,125
Sales and other ............................          7,876           5,105
                                                   --------        --------

Total rental revenue and sales .............         43,154          31,156
Cost of camera rental ......................         14,260           8,958
Cost of lighting rental ....................          4,601           4,142
Cost of sales and other ....................          5,232           2,729
                                                   --------        --------

Gross margin ...............................         19,061          15,327
Selling, general and administrative expenses         13,512           8,126
Research and development expenses ..........          1,057           1,315
                                                   --------        --------

Operating income ...........................          4,492           5,886
Interest income ............................            166              79
Interest expense ...........................         (2,294)           (956)
Foreign exchange gain (loss) ...............            277             (96)
Other, net .................................            994             260
                                                   --------        --------

Income before income taxes .................          3,635           5,173
Income tax provision .......................         (1,163)         (1,655)
                                                   --------        --------
Net income .................................       $  2,472        $  3,518
                                                   ========        ========
Basic earnings per share ...................       $    .13        $    .19
                                                   ========        ========
Diluted earnings per share .................       $    .13        $    .18
                                                   ========        ========
Shares used in computation - Basic .........         18,929          18,155

Shares used in computation - Diluted .......         19,354          19,351

                         See accompanying notes.

                             PANAVISION INC.


                  CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In Thousands Except Par Value Data)

                                                                March 31, 1998  December 31, 1997
                                                                --------------  -----------------
                                                                  (Unaudited)
Assets
Current assets:
   Cash and cash equivalents .............................       $   5,835        $  11,020
   Accounts receivable
     (net of allowance of $3,585 and $3,959) .............          25,932           25,645
   Inventories ...........................................           8,510            8,540
   Prepaid expenses ......................................           5,555            2,968
   Notes receivable from officers and key employees.......           7,218            7,115
   Income tax receivable .................................           3,423            3,423
   Other current assets ..................................           3,469            2,566
                                                                 ----------       ----------

Total current assets .....................................          59,942           61,277


Property, plant and equipment, net .......................         205,102          199,038
Deferred tax assets ......................................           2,329            2,329
Goodwill .................................................           9,866            9,859
Other ....................................................           7,085            9,434
                                                                 ----------       ----------
Total assets .............................................       $ 284,324        $ 281,937
                                                                 ==========       ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable ......................................       $   9,810        $   9,819
   Accrued liabilities ...................................          22,777           23,745
   Deferred tax liabilities ..............................           5,387            5,387
   Current maturities of long-term debt ..................           3,685            5,383
                                                                 ----------       ----------
Total current liabilities ................................          41,659           44,334

Long-term debt ...........................................         118,516          119,999
Deferred tax liabilities .................................           6,380            6,217
Other liabilities ........................................           2,461            1,943

Commitments and Contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 2,000 shares
     authorized; no shares issued and outstanding.........            --               --
   Common stock, $.01 par value; 50,000 shares
     authorized; 18,929 shares issued and outstanding.....             189              189


   Additional paid-in capital ............................          80,094           77,053
   Retained earnings .....................................          36,935           34,463
   Foreign currency translation adjustment ...............          (1,910)          (2,261)
                                                                 ----------       ----------
     Total stockholders' equity ..........................         115,308          109,444
                                                                 ----------       ----------
Total liabilities and stockholders' equity ...............       $ 284,324        $ 281,937
                                                                 ==========       ==========

                         See accompanying notes.

                             PANAVISION INC.

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                              (In Thousands)

                                                                             Quarter Ended March 31,
                                                                           ---------------------------
                                                                              1998              1997
                                                                           ------------   ------------

Operating activities
Net income ..........................................................       $  2,472        $  3,518
Adjustments to derive net cash provided by operating
   activities:
     Depreciation and amortization ..................................          7,549           5,151
     Gain on sale of property and equipment .........................         (1,021)           (308)
     Changes in operating assets and liabilities net of the effect of acquisitions:
       Accounts receivable ..........................................           (287)          2,114
       Inventories ..................................................             30            (198)
       Prepaid expenses and other current assets ....................         (3,490)            500
       Accounts payable .............................................             (9)          1,578
       Accrued liabilities ..........................................           (968)         (2,024)
     Other, net .....................................................          2,892            (802)
                                                                            --------        --------

Net cash provided by operating activities ...........................          7,168           9,529
Investing activities
Capital expenditures ................................................        (15,627)        (12,227)
Proceeds from dispositions of fixed assets ..........................          4,187             367
                                                                            --------        --------

Net cash used in investing activities ...............................        (11,440)        (11,860)
Financing activities

Borrowings under notes payable ......................................           --              --
Repayments of notes payable .........................................         (3,869)         (6,500)
Notes receivable from officers and key employees ....................           (103)           --
Contribution from Warburg, Pincus ...................................          3,041            --
                                                                            ------------------------

Net cash used in financing activities ...............................           (931)         (6,500)
Effect of exchange rate changes on cash .............................             18            (111)
                                                                            --------        --------

Net decrease in cash and cash equivalents ...........................         (5,185)         (8,942)
Cash and cash equivalents at beginning of period ....................         11,020          10,629
                                                                            --------        --------

Cash and cash equivalents at end of period ..........................       $  5,835        $  1,687
                                                                            ========        ========

Supplemental cash flow information
Interest paid during the period .....................................       $  2,316        $  1,089
Income taxes paid during the period .................................       $    226        $    234

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

     Certain amounts in previously issued financial statements have been reclassified to conform to 1998 presentation.

     For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   Inventories

     Inventories consist of the following (in thousands):

                                                   March 31, 1998   December 31, 1997
                                                   --------------   -----------------
         Finished goods ......................       $    4,321      $    3,983
         Work-in-process .....................              219             153
         Component parts .....................            1,311           1,607
         Supplies ............................            2,659           2,797
                                                     ----------      ----------
                                                     $    8,510      $    8,540
                                                     ==========      ==========

3.   Long-Term Debt

     Long-term debt consists of the following (in thousands):


                                                   March 31, 1998   December 31, 1997
                                                   --------------   -----------------
         Current maturities of long-term debt......  $    3,685      $    5,383
         Long-term debt............................     118,516         119,999
                                                     ----------      ----------
                                                     $  122,201      $  125,382
                                                     ==========      ==========

     Long-term debt above represents borrowings under the Company's Credit Agreement. Principal repayments under the Credit Agreement are due quarterly beginning March 1998 through June 2004. The interest rate under the Credit Agreement was 7.05% and 7.25% at March 31, 1998 and December 31, 1997, respectively. The Company believes the carrying value of its amounts payable under the Credit Agreement approximate fair value based upon current yields for debt issues of similar quality and terms.

     The Company's obligations under the Credit Agreement are secured by substantially all of the Company's assets. The Credit Agreement requires that the Company meet certain financial tests and other restrictive covenants including maintaining certain total debt, fixed charge and interest coverage ratio levels. The Company was in compliance with all such covenants as of March 31, 1998.

                             PANAVISION INC.

                               (Unaudited)

4.   Use of Estimates and Other Uncertainties

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

     The Company's future results could be adversely affected by a number of factors, including without limitation, (a) a significant reduction in the number of feature films produced; (b) competitive pressures arising from changes in technology, customer requirements and industry standards;
(c) an increase in expenses related to new product initiatives and product development efforts; (d) unfavorable foreign currency fluctuations; and (e) significant increases in interest rates.

5.   Earnings Per Share

     During the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) which required a change in the method used to compute earnings per share. Under this new standard, primary and fully diluted earnings per share were replaced with "Basic" and "Diluted" earnings per share. Basic earnings per share amounts exclude the dilutive effect of potential common shares and are therefore higher than the primary earnings per share amounts previously presented. For Panavision, diluted earnings per share amounts under the new standard are the same as primary earnings per share amounts previously presented. As required by SFAS 128, all prior period amounts have been restated to conform to the new presentation.

     Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Potential common shares are outstanding options under the Company's stock option plan which are included under the treasury stock method.

     The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share information):

                                                       Quarter Ended March 31,
                                                       -----------------------
                                                             1998       1997
                                                          -------    -------

Numerator for basic and diluted
   earnings per share-net income ......................   $ 2,472    $ 3,518

                                                          -------    -------
Denominator:
     Denominator for basic earnings per share-
       weighted-average shares ........................    18,929     18,155
     Effect of dilutive securities-employee
       stock options ..................................       425      1,196
                                                          -------    -------
     Denominator for diluted earnings per
       share-adjusted weighted-average shares .........    19,354     19,351
Basic earnings per share ..............................   $   .13    $   .19
                                                          =======    =======
Diluted earnings per share ............................   $   .13    $   .18
                                                          =======    =======

6.   Comprehensive Income

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported seperately in stockholders' equity to be included in other comprehensive income.

                             PANAVISION INC.

                               (Unaudited)

6.   Comprehensive Income--(Continued)

     During the first quarter of 1998 and 1997, total comprehensive income amounted to $2,823,000 and $2,564,000, respectively. The difference between net income and comprehensive income in both periods relates to the Company's change in foreign currency translation adjustments.

7.   Effects of Recent Accounting Pronouncements

     In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information"
(SFAS 131) was issued. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. This statement need not be applied to Interim Financial Statements in the initial year of application. The Company will be adopting the disclosures required by this standard for the year ending December 31, 1998.

8.   Business Combinations

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

     Unaudited pro forma revenue, assuming the acquisition of FSG had been consummated on January 1, 1997, would have increased by $14.0 million for the three months ended March 31, 1997 and unaudited pro forma net income and diluted earnings per share would have decreased by $0.3 million and $0.01, respectively for the three months ended March 31, 1997, had the acquisition occurred at the beginning of 1997. The pro froma financial data does not purport to represent the results of operation of the Company that actually would have occurred had the acquisition of FSG occurred on January 1, 1997.

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

                               PANAVISION, INC.

Results of Operations

Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

     Camera rental revenue increased $9.4 million, or 45.0%, to $30.3 million for the quarter ended March 31, 1998 from $20.9 million for the quarter ended March 31, 1997. This increase resulted primarily from the acquisition of the Film Services Group of Visual Action Holdings plc on June 5, 1997 (the FSG Acquisition), which resulted in increased camera rental revenues of $7.8 million, and from the rental of newly manufactured camera systems, specialty lenses and accessories to supply the increased demand in the North American independent feature film, commercial and episodic television markets.

     Lighting rental revenue decreased $0.1 million, or 2.0%, to $5.0 million for the quarter ended March 31, 1998 from $5.1 million for the quarter ended March 31, 1997. This decrease was primarily due to decreased lighting rental revenue at Lee Lighting in the U.K. of $0.7 million, offset by an increase in lighting rental revenue of $0.5 million which resulted primarily from the FSG Acquisition in June 1997 and an increase of $0.1 million in lighting rental revenue at Panavision Canada.

     Sales and other revenue increased $2.8 million, or 54.9%, to $7.9 million for the quarter ended March 31, 1998 from $5.1 million for the quarter ended March 31, 1997. This increase was due to the FSG
Acquisition, which resulted in increased sales and other revenue of $2.8 million.

     Cost of camera rental increased $5.3 million, or 58.9%, to $14.3 million for the quarter ended March 31, 1998 from $9.0 million for the quarter ended March 31, 1997. This increase was primarily due to the FSG Acquisition in June 1997 of which $1.8 million related to increased depreciation of camera rental equipment.

     Cost of lighting rental increased $0.5 million, or 12.2%, to $4.6 million for the quarter ended March 31, 1998 from $4.1 million for the quarter ended March 31, 1997. This increase was due to the FSG
Acquisition in June 1997 of which $0.2 million related to increased depreciation of lighting rental equipment.

     Cost of sales and other increased $2.5 million, or 92.6%, to $5.2 million for the quarter ended March 31, 1998 from $2.7 million for the quarter ended March 31, 1997. This increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased cost of sales and other revenue of $2.1 million and other small increases in cost of sales and other revenue across the other operations.

     Selling, general and administrative expenses increased $5.4 million,

or 66.7%, to $13.5 million for the quarter ended March 31, 1998 from $8.1 million for the quarter ended March 31, 1997. This increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased selling, general and administrative expenses of $4.5 million. The remaining increase was due to small increases in operating and personnel costs throughout the Company.

     Research and development expenses decreased $0.2 million, or 15.4%, to $1.1 million for the quarter ended March 31, 1998 from $1.3 million for the quarter ended March 31, 1997. This decrease was primarily due to a change in timing of material costs for the projects within the first quarter.

     Net interest expense increased $1.2 million to $2.1 million for the quarter ended March 31, 1998 from $0.9 million for the quarter ended March 31, 1997. The increase was due to the additional borrowings incurred in June 1997 relative to the FSG Acquisition.

     Net other income increased $1.1 million to $1.3 million for the quarter ended March 31, 1998 from net other income of $0.2 million for the quarter ended March 31, 1997. The increase was primarily due to the net gain on disposal from the sale of two buildings in the U.K. of $0.8 million and the gain on foreign exchange of $0.3 million.

     Income before income taxes decreased $1.6 million, or 30.8%, to $3.6 million for the quarter ended March 31, 1998 from $5.2 million for the quarter ended March 31, 1997. The decrease was primarily due to the factors discussed above.

     The effective tax rate for the quarters ended March 31, 1998 and March 31, 1997 was 32.0%.

                             PANAVISION INC.

     Net income decreased $1.0 million, or 28.6%, to $2.5 million for the quarter ended March 31, 1998 from $3.5 million for the quarter ended
March 31, 1997.

Liquidity and Capital Resources

     The following table sets forth certain information from the Company's Condensed Consolidated Statements of Cash Flows for the periods indicated (in thousands):

                                                Three Months
                                               Ended March 31,
                                        ------------------------------
                                              1998           1997
                                        ---------------  -------------

Net cash provided by (used in):


Operating activities ...............         7,168          9,529

Investing activities ...............       (11,440)       (11,860)

Financing activities ...............          (931)        (6,500)


     The Company relies primarily upon cash provided by operations to finance its operations, repay long-term indebtedness and fund capital expenditures primarily for manufacturing camera systems, lenses and accessories and purchasing other rental equipment.

     For the quarter ended March 31, 1998, cash provided by operating activities was $7.2 million. Net income of $2.5 million, adjusted for depreciation and amortization of $7.5 million, provided $10.0 million, which was decreased by $2.8 million from the net change in non-cash working capital and miscellaneous items. Total investing activities of $11.4 million were comprised of capital expenditures of $15.6 million, offset by $4.2 million of proceeds received from the disposition of fixed assets. The majority of the capital expenditures were used to manufacture camera rental systems. Cash used in financing activities of $0.9 million was used as a reduction of outstanding borrowings of $3.9 million offset by a contribution from Warburg, Pincus of $3.0 million.

     For the quarter ended March 31, 1997, cash provided by operating activities was $9.5 million. Net income of $3.5 million, adjusted for depreciation and amortization of $5.2 million, provided $8.7 million, which was increased by $0.8 million from the net change in non-cash working capital and miscellaneous items. Total investing activities of $11.9 million were comprised of capital expenditures of $12.2 million, offset by $0.3 million of proceeds received from the disposition of certain equipment. The majority of the capital expenditures were used to manufacture camera rental systems and to purchase other rental equipment. Cash used in financing activities of $6.5 million was used to reduce outstanding borrowings.

     Additional cash flow provided by operating activities will be used to repay debt outstanding under the Credit Agreement. The Company believes that its existing working capital together with borrowings under the Credit Agreement and anticipated cash flow from operating activities will be sufficient to meet its expected operating and capital spending requirements for at least the next year. However, following the successful completion of the Proposed Recapitalization, the Company will become highly leveraged which will likely have a significant impact on its future liquidity. For additional information on the Proposed Recapitalization transaction also see the Company's 1997 Annual Report on Form 10-K and the 1998 Proxy Statement.

     Panavision Inc. is a leading designer and manufacturer of high-precision film camera systems, comprising cameras, lenses and accessories for the motion picture and television industries. Panavision systems are rented through its domestic and international owned and operated facilities and agent network.

                                 PART II

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                    First Amendment to Voting and Stockholders Agreement, dated March 16, 1998, by and among Warburg Pincus Capital Company, L.P., Panavision Inc. and Mafco Holdings Inc. incorporated herein by reference from the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 1998 as exhibit 10.1.

           27.  Financial Data Schedule.

           (b) During the first quarter of 1998, the Company filed current reports on Form 8-K as follows:

                (1) Current Report on Form 8-K dated January 27, 1998,
                    and filed with the Securities and Exchange Commission on January 29, 1998, to file required pro forma financial statements, financial statements of businesses acquired and exhibits as these items relate to the transactions contemplated by the Agreement of Recapitalization and Merger, dated December 18, 1997.

                (2) Current Report on Form 8-K/A filed March 19, 1998, to
                    update pro forma information filed with the Securities and Exchange Commission on the Company's Current Report on Form 8-K, dated January 27, 1998.

                (3) Current Report on Form 8-K dated March 16, 1998, and
                    filed with the Securities and Exchange Commission on March 19, 1998, to file the First Amendment to the Voting and Stockholders Agreement, among Warburg Pincus Capital Company, L.P., the Company, and Mafco Holdings Inc. The Voting and Stockholders Agreement has previously been filed with the Securities and Exchange Commission as an exhibit to the Company's Current Report on Form 8-K, dated December 18, 1997.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PANAVISION INC.


Date:       May 14, 1998             By:          /s/ WILLIAM C. SCOTT
      -------------------------          ------------------------------------
                                                    William C. Scott
                                                 Chairman of the Board
                                                and Chief Executive Officer


Date:       May 14, 1998             By:         /s/ JEFFREY J. MARCKETTA
      -------------------------          ------------------------------------
                                                   Jeffrey J. Marcketta
                                                 Executive Vice President
                                                and Chief Financial Officer