Form 10-Q
period 1998-06-30
PANAVISION INC
filed 1998-08-14
CIK 1022911

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
      THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM ..................... TO .....................
                       COMMISSION FILE NUMBER: 001-12391

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

     As of August 13, 1998, there were 8,055,619 shares of Panavision Inc. Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                PANAVISION INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1998

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
           Condensed Consolidated Statements of Operations.................................................          3
           Condensed Consolidated Balance Sheets...........................................................          4
           Condensed Consolidated Statements of Cash Flows.................................................          5
           Notes to Condensed Consolidated Financial Statements............................................          6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........         12
PART II.   OTHER INFORMATION
Item 4.    Submission of Matters to a Vote of Security Holders.............................................         18
Item 6.    Exhibits and Reports on Form 8-K................................................................         19
SIGNATURES.................................................................................................         20

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

     The financial information herein, and management's discussion thereof, include consolidated data for Panavision Inc. ('Registrant' or 'Panavision') and its subsidiaries. Registrant and its subsidiaries are sometimes herein referred to collectively as the 'Company'.

                                PANAVISION INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    SECOND QUARTER ENDED    SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                    --------------------  --------------------
                                                      1998       1997       1998       1997
                                                    ---------  ---------  ---------  ---------
Camera rental.....................................  $  29,431  $  23,212  $  59,711  $  44,138
Lighting rental...................................      7,262      7,641     12,260     12,766
Sales and other...................................      9,262      6,835     17,138     11,940
                                                    ---------  ---------  ---------  ---------
Total rental revenue and sales....................     45,955     37,688     89,109     68,844
Cost of camera rental.............................     15,089     11,384     29,349     20,342
Cost of lighting rental...........................      5,654      5,312     10,255      9,454
Cost of sales and other...........................      5,503      3,913     10,735      6,642
                                                    ---------  ---------  ---------  ---------
Gross margin......................................     19,709     17,079     38,770     32,406
Selling, general and administrative expenses......     13,558     10,345     27,070     18,471
Research and development expenses.................      1,220      1,357      2,277      2,672
Charges in connection with the Panavision
  Recapitalization (see Note 2)...................     58,726         --     58,726         --
                                                    ---------  ---------  ---------  ---------
Operating income (loss)...........................    (53,795)     5,377    (49,303)    11,263
Interest income...................................      2,774         66      2,940        145
Interest expense..................................     (8,984)    (1,293)   (11,278)    (2,249)
Foreign exchange gain (loss)......................        (67)       (21)       210       (117)
Other, net........................................        551         87      1,545        347
                                                    ---------  ---------  ---------  ---------
Income (loss) before income taxes.................    (59,521)     4,216    (55,886)     9,389
Income tax (provision) benefit....................      2,964     (1,350)     1,801     (3,005)
                                                    ---------  ---------  ---------  ---------
Net income (loss).................................  $ (56,557) $   2,866  $ (54,085) $   6,384
                                                    ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------
Basic earnings (loss) per share...................  $   (3.57) $     .16  $   (3.11) $     .35
                                                    ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------
Diluted earnings (loss) per share.................  $   (3.57) $     .15  $   (3.11) $     .33
                                                    ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------
Shares used in computation--Basic.................     15,823     18,155     17,368     18,155

Shares used in computation--Diluted...............     15,823     19,314     17,368     19,334

                            See accompanying notes.

                                PANAVISION INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                                   JUNE 30, 1998    DECEMBER 31, 1997
                                                                                   -------------    -----------------
                                                                                    (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.....................................................     $  14,127          $  11,020
  Accounts receivable (net of allowance of $3,645 and $3,959)...................        24,154             25,645
  Inventories...................................................................         8,986              8,540
  Prepaid expenses..............................................................         3,105              2,968
  Notes receivable from officers and key employees..............................            --              7,115
  Income tax receivable.........................................................           752              3,423
  Other current assets..........................................................         2,596              2,566
                                                                                   -------------    -----------------
Total current assets............................................................        53,720             61,277
Property, plant and equipment, net..............................................       213,305            199,038
Deferred tax assets.............................................................            --              2,329
Goodwill........................................................................         9,436              9,859
Other...........................................................................        14,285              9,434
                                                                                   -------------    -----------------
Total assets....................................................................     $ 290,746          $ 281,937
                                                                                   -------------    -----------------
                                                                                   -------------    -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
  Accounts payable..............................................................     $   9,380          $   9,819
  Accrued liabilities...........................................................        24,575             23,745
  Deferred tax liabilities......................................................            --              5,387
  Current maturities of long-term debt..........................................         1,526              5,383
                                                                                   -------------    -----------------
Total current liabilities.......................................................        35,481             44,334
Long-term debt..................................................................       460,280            119,999
Deferred tax liabilities........................................................         6,606              6,217
Other liabilities...............................................................         1,784              1,943

Commitments and Contingencies

Stockholders' equity (deficiency):
  Preferred stock, $.01 par value; 2,000 shares authorized; no shares issued and
     outstanding................................................................            --                 --
  Common stock, $.01 par value; 50,000 shares authorized; 8,056 shares issued and outstanding at June 30, 1998, and 18,929 issued and outstanding at
     December 31, 1997..........................................................            81                189
  Additional paid-in capital....................................................       168,032             77,053
  Retained earnings (accumulated deficit).......................................      (378,228)            34,463
  Foreign currency translation adjustment.......................................        (3,290)            (2,261)
                                                                                   -------------    -----------------
     Total stockholders' equity (deficiency)....................................      (213,405)           109,444
                                                                                   -------------    -----------------
Total liabilities and stockholders' equity (deficiency).........................     $ 290,746          $ 281,937
                                                                                   -------------    -----------------
                                                                                   -------------    -----------------

                            See accompanying notes.

                                PANAVISION INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                             --------------------
                                                                                               1998        1997
                                                                                             ---------    -------
OPERATING ACTIVITIES
Net income (loss).........................................................................   $ (54,085)   $ 6,384
Adjustments to derive net cash provided by operating activities:
  Depreciation and amortization...........................................................      15,220     11,261
  Gain on sale of property and equipment..................................................      (1,455)      (433)
  Amortization of discount on subordinated notes..........................................       5,574         --
  Charges in connection with the Panavision Recapitalization (see Note 2).................      58,726         --
  Changes in operating assets and liabilities net of the effect of acquisitions:
     Accounts receivable..................................................................       1,491      4,854
     Inventories..........................................................................        (446)      (285)
     Prepaid expenses and other current assets............................................        (167)       334
     Accounts payable.....................................................................        (439)       (13)
     Accrued liabilities..................................................................       1,887     (1,496)
  Other, net..............................................................................         381        (58)
                                                                                             ---------    -------
Net cash provided by operating activities.................................................      26,687     20,548
INVESTING ACTIVITIES
Business acquisitions.....................................................................          --    (59,773)
Capital expenditures......................................................................     (33,128)   (24,768)
Proceeds from dispositions of fixed assets................................................       4,731        667
                                                                                             ---------    -------
Net cash used in investing activities.....................................................     (28,397)   (83,874)
FINANCING ACTIVITIES
Borrowings under notes payable and credit agreement.......................................     460,248     68,273
Repayments of notes payable and credit agreement..........................................    (129,163)    (6,500)
Contribution from Mafco...................................................................     154,377         --
Contribution from Warburg, Pincus.........................................................       3,041         --
Redemption and retirement of stock and stock options......................................    (480,158)        --
Deferred financing costs..................................................................     (10,487)      (865)
Notes receivable from officers and key employees..........................................       7,115         --
                                                                                             ---------    -------
Net cash provided by financing activities.................................................       4,973     60,908
Effect of exchange rate changes on cash...................................................        (156)       (85)
                                                                                             ---------    -------
Net increase (decrease) in cash and cash equivalents......................................       3,107     (2,503)
Cash and cash equivalents at beginning of period..........................................      11,020     10,629
                                                                                             ---------    -------
Cash and cash equivalents at end of period................................................   $  14,127    $ 8,126
                                                                                             ---------    -------
                                                                                             ---------    -------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid during the period...........................................................   $   4,469    $ 1,929
Income taxes paid during the period.......................................................   $     545    $ 1,861

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

     The condensed consolidated financial statements include the accounts of Panavision, Panavision International, L.P. ('PILP') and PILP's majority-owned subsidiaries. All significant intercompany amounts and transactions have been eliminated.

     Certain amounts in previously issued financial statements have been reclassified to conform to 1998 presentation.

2. THE PANAVISION RECAPITALIZATION

     On June 4, 1998, as contemplated by (i) an Agreement of Recapitalization and Merger, dated as of December 18, 1997 (the 'Recapitalization Agreement'), by and among PX Holding Corporation ('PX Holding'), PX Merger Corporation (the 'Merger Sub') and Panavision Inc. (the 'Company'), and (ii) an Amended and Restated Voting and Stockholders Agreement, dated as of April 16, 1998 (the 'Stockholders Agreement'), by and among Warburg Pincus Capital Company, L.P., a Delaware limited partnership ('Warburg'), the Company and Mafco Holdings Inc. ('Mafco'), a Delaware corporation, the Company consummated a merger whereby Merger Sub was merged with and into the Company (the 'Merger'), with the Company remaining as the surviving corporation.

     Immediately prior to the consummation of the Merger, PX Holding purchased 5,784,199 shares of the Company's common stock, par value $.01 per share ('Panavision Common Stock'), from the Company at a purchase price of $26.69 per share, or $154.4 million (the 'PX Stock Purchase').

     In connection with the Merger, holders of in excess of 88% of the shares of Panavsion Common Stock held by shareholders other than Warburg elected to receive cash for their shares. As a result of the Merger, (i) 5,466,142 shares of Panavision Common Stock were exchanged for $27.00 per share, or $147.6 million, and (ii) 745,380 shares of Panavision Common Stock were retained by holders either through election or proration. In addition, as part of the recapitalization of the Company, Warburg exchanged 88% or 11,190,960 shares, of the shares of Panavision Common Stock it beneficially owns for Series A redeemable preferred stock of the Company, which was redeemed immediately after consummation of the Merger at a price equivalent to $26.50 per share of Panavision Common Stock.

     In addition, pursuant to the Stockholders Agreement, Warburg granted to Mafco an option to purchase at $30.00 per share of Panavision Common Stock, and Mafco granted to Warburg an option to sell at $25.00 per share of Panavision Common Stock, the 1,526,040 Warburg shares not exchanged for redeemable preferred stock as described above. Each such option is exercisable in whole, but not in part, during the period beginning one year, and ending two years, following consummation of the Merger. If Mafco acquired the remaining 1,526,040 shares of Panavision Common Stock upon the exercise by either Warburg or it of the option described above, then, assuming no changes in the number of shares of Panavision Common Stock outstanding prior to the date of such exercise, Mafco would then beneficially own 91% of the shares of Panavision Common Stock outstanding.

                                PANAVISION INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (UNAUDITED)

2. THE PANAVISION RECAPITALIZATION--(CONTINUED)

     In connection with the Merger, the Company entered into a new credit agreement with The Chase Manhattan Bank for a maximum commitment amount of $340 million (the 'New Credit Agreement'). In addition, the Company assumed the obligations of PX Escrow Corp. ('PX Escrow'), a wholly owned subsidiary of PX Holding, under the 9 5/8% Senior Subordinated Discount Notes due 2006 (the 'Notes') issued by PX Escrow for gross proceeds of $150 million in an offering which was exempt from registration under the Securities Act of 1933, as amended. The Company has used the net proceeds from the PX Stock Purchase, borrowings under the New Credit Agreement and the net proceeds from the issuance of the Notes to retire existing indebtedness, fund the payment of the cash consideration and the fees and expenses in connection with the Merger and to provide working capital for the Company.

     As a result of the Merger, PX Holding, a wholly owned subsidiary of Mafco, the sole stockholder of which is Ronald O. Perelman, has acquired an approximately 72% controlling interest in the Company. Warburg now owns approximately 19% and other stockholders own approximately 9% of Panavision Common Stock. The PX Stock Purchase shares are, and shares of intermediate holding companies may be from time to time, pledged to secure obligations.

     The Merger has been accounted for as a leveraged recapitalization as there has been a significant continuation of stockholder ownership.

     In connection with the Panavision Recapitalization transaction, the Company recorded a compensation charge of $48.6 million of which $19.0 million related to the purchase of shares exercised by management and $29.6 million related to the cash settlement of options. The Company also recorded $10.1 million of transaction expense related to the Panavision Recapitalization.

3. INVENTORIES

     Inventories consist of the following (in thousands):

                                                                    JUNE 30,    DECEMBER 31,
                                                                      1998          1997
                                                                    --------    ------------
Finished goods...................................................    $5,176        $3,983
Work-in-process..................................................       206           153
Component parts..................................................     1,430         1,607
Supplies.........................................................     2,174         2,797
                                                                    --------    ------------
                                                                     $8,986        $8,540
                                                                    --------    ------------
                                                                    --------    ------------

                                PANAVISION INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (UNAUDITED)

4. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                                JUNE 30,    DECEMBER 31,
                                                                                  1998          1997
                                                                                --------    ------------
Long-term debt, including current maturities:
  Old Credit Agreement:
     Revolving Facility......................................................   $     --      $ 29,500
     Term Facility...........................................................         --        60,000
  New Credit Agreement:
     Revolving Facility......................................................     65,000            --
     Term Facility...........................................................    240,000            --
  9 5/8% Senior Subordinated Discount Notes
     Due 2006................................................................    155,574            --
  Other......................................................................      1,232        35,882
                                                                                --------    ------------
Total long-term debt, including current maturities...........................   $461,806      $125,382
                                                                                --------    ------------
                                                                                --------    ------------

     The New Credit Agreement is comprised of two facilities, the Term Facility and the Revolving Facility. The Term Facility has two tranches: the Tranch A Term Facility is a 6-year facility in an aggregate principal amount equal to $90.0 million and the Tranche B Term Facility is a 7-year facility in an aggregate principal amount of $150.0 million. The Revolving Facility is a 6-year facility in an aggregate principal amount of $100.0 million.

     The Tranche A Term Facility is repayable in quarterly installments in an aggregate principal amount for each year following the Closing Date (as defined in the New Credit Agreement) (commencing with the second year following the Closing Date) as follows: $5.0 million; $10.0 million; $20.0 million; $25.0 million; and $30.0 million. The Tranche B Term Facility is repayable in quarterly installments in an aggregate principal amount for each year following the Closing Date (commencing with the second year following the Closing Date) as follows: $1.0 million for years 2 through 5; $21.0 million for year 6; and $125.0 million for year 7.

     Borrowings under the New Credit Agreement bear interest at a rate per annum equal to the Alternate Base Rate (as defined in the New Credit Agreement) or the Eurodollar Rate (as defined in the New Credit Agreement) plus, in each case, a margin that will be based on the performance of the Company at agreed upon levels. The initial margin on loans under the Revolving Facility and the Tranche A Term Facility is 2.25% for Eurodollar Loans (as defined in the New Credit Agreement) and 1.25% for ABR Loans (as defined in the New Credit Agreement). The initial margin on loans under the Tranche B Term Facility is 2.50% for Eurodollar Loans and 1.50% for ABR Loans. The Company may select interest periods of one, two, three or six months for Eurodollar Loans. At any time when the Company is in default in the payment of any amount of principal due under the New Credit Agreement, such amount shall bear interest at 2% above the rate otherwise applicable. Overdue interest, fees and other amounts shall bear interest at 2% above the rate applicable to ABR Loans.

     The Company's obligations under the New Credit Agreement are secured by substantially all of the Company's assets. The New Credit Agreement requires that the Company meet certain financial tests and other restrictive covenants including maintaining certain total debt, fixed charge and interest coverage ratio levels.

     The Notes, which have a principal amount at maturity of $217.9 million, were issued at a discount representing a yield to maturity of 9 5/8%. Except as described below, there will be no periodic payments or interest on the Notes through February 1, 2002. Thereafter, the Notes will bear interest at a rate of 9 5/8% per annum, payable semi-annually February 1 and August 1 of each year, commencing August 1, 2000.

                                PANAVISION INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (UNAUDITED)

4. LONG-TERM DEBT--(CONTINUED)

     On July 17, 1998, the Company filed a registration statement under the Securities Act of 1933, as amended, related to an offer to exchange (the 'Exchange Offer') the Notes for a like principal amount of notes (the 'New Notes') with substantially identical terms. If the Exchange Offer is not consummated by December 1, 1998, interest will accrue on the Notes from and including December 1, 1998 until but excluding the date of consummation of the Exchange Offer payable in cash semiannually in arrears on February 1 and August 1, commencing February 1, 1999 at a rate per annum, equal to .50% of the Accreted Value (as defined in the Notes) of the Notes as of the August 1 or February 1 immediately preceding such interest payment date.

     The Company believes the carrying value of its amounts payable under the New Credit Agreement and the New Notes approximate fair value based upon current yields for debt issues of similar quality and terms.

     Long-term debt as of December 31, 1997 represents borrowings under the Company's Old Credit Agreement which was repaid as part of the June 4, 1998 Panavision Recapitalization. In conjunction with the repayment, the Company recorded a non-cash charge of $1.7 million to write off unamortized deferred financing costs related to the Old Credit Agreement.

5. USE OF ESTIMATES AND OTHER UNCERTAINTIES

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

6. EARNINGS (LOSS) PER SHARE

     During the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ('SFAS 128') which required a change in the method used to compute earnings per share. Under this new standard, primary and fully diluted earnings per share were replaced with 'Basic' and 'Diluted' earnings per share. Basic earnings per share amounts exclude the dilutive effect of potential common shares and are therefore higher than the primary earnings per share amounts previously presented. For Panavision, diluted earnings per share amounts under the new standard are the same as primary earnings per share amounts previously presented. As required by SFAS 128, all prior period amounts have been restated to conform to the new presentation.

     Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Potential common shares are outstanding options under the Company's stock option plan which are included under the treasury stock method.

                                PANAVISION INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (UNAUDITED)

6. EARNINGS (LOSS) PER SHARE--(CONTINUED)

     The following table sets forth the computation for basic and diluted earnings (loss) per share (in thousands, except per share information):

                                                    SECOND QUARTER ENDED    SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                    --------------------  --------------------
                                                      1998       1997       1998       1997
                                                    ---------  ---------  ---------  ---------
Numerator for basic and diluted earnings (loss)
 per share-net income (loss)......................  $ (56,557) $   2,866  $ (54,085) $   6,384
                                                    ---------  ---------  ---------  ---------
Denominator:
  Denominator for basic earnings (loss) per
   share-weighted-average shares..................     15,823     18,155     17,368     18,155
  Effect of dilutive securities-employee stock
   options........................................         --      1,159         --      1,179
                                                    ---------  ---------  ---------  ---------
  Denominator for diluted earnings (loss) per
   share-adjusted weighted-average shares.........     15,823     19,314     17,368     19,334
Basic earnings (loss) per share...................  $   (3.57) $     .16  $   (3.11) $     .35
                                                    ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------
Diluted earnings (loss) per share.................  $   (3.57) $     .15  $   (3.11) $     .33
                                                    ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------

7. COMPREHENSIVE INCOME (LOSS)

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ('SFAS 130'). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net loss or stockholders' deficiency. SFAS 130 requires unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income.

     For the quarter ended June 30, 1998 and 1997 comprehensive income (loss) amounted to $(57,937,000) and $3,067,000, respectively. For six months ended June 30, 1998 and 1997 comprehensive income (loss) amounted to $(55,114,000) and $5,631,000, respectively. The difference between net income (loss) and comprehensive income (loss) relates to the Company's change in foreign currency translation adjustments.

8. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ('SFAS 131') was issued. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. This statement need not be applied to interim financial statements in the initial year of application. The Company will be adopting the disclosures required by this standard for the year ending December 31, 1998.

                                PANAVISION INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (UNAUDITED)

9. BUSINESS COMBINATION

     On June 5, 1997, the Company completed its acquisition of the Film Services Group ('FSG') from Visual Action Holdings plc. FSG includes camera rental operations which rent primarily non-Panavision manufactured equipment in the United Kingdom, France, Australia and two U.S. cities, Chicago and Dallas, as well as smaller rental operations in New Zealand, Malaysia and Indonesia. The majority of the equipment acquired as a result of these transactions included film cameras, lenses and complementary product accessories which rent to the filmed production community. The purchase price was approximately $61.0 million and was reduced by the amount of certain debt assumed by the Company.

     The acquisition has been recorded under the purchase method of accounting and FSG's operating results have been included in the Company's consolidated financial statements since the acquisition date of June 5, 1997. The purchase price and direct acquisition costs have been allocated to the acquired assets and assumed liabilities based on their relative fair values. The Company provided approximately $6.3 million to cover the estimated transaction costs, lease cancellations and severance pay related to the FSG acquisition. Goodwill of approximately $9.7 million was recognized as part of the transaction and is being amortized over 30 years.

     Unaudited pro forma revenue, assuming the acquisition of FSG had been consummated on January 1, 1997, would have increased by $25.9 million for the six months ended June 30, 1997 and unaudited pro forma net income and diluted earnings per share would have decreased by $0.2 million and $0.01, respectively, for the six months ended June 30, 1997, had the acquisition occurred at the beginning of 1997. The pro forma financial data does not purport to represent the results of operation of the Company that actually would have occurred had the acquisition of FSG occurred on January 1, 1997.

                                PANAVISION INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE PANAVISION RECAPITALIZATION

     On June 4, 1998, as contemplated by (i) an Agreement of Recapitalization and Merger, dated as of December 18, 1997 (the 'Recapitalization Agreement'), by and among PX Holding Corporation ('PX Holding'), PX Merger Corporation (the 'Merger Sub') and Panavision Inc. (the 'Company'), and (ii) an Amended and Restated Voting and Stockholders Agreement, dated as of April 16, 1998 (the 'Stockholders Agreement'), by and among Warburg Pincus Capital Company, L.P., a Delaware limited partnership ('Warburg'), the Company and Mafco Holdings Inc. ('Mafco'), a Delaware corporation, the Company consummated a merger whereby Merger Sub was merged with and into the Company (the 'Merger'), with the Company remaining as the surviving corporation.

     Immediately prior to the consummation of the Merger, PX Holding purchased 5,784,199 shares of the Company's common stock, par value $.01 per share ('Panavision Common Stock'), from the Company at a purchase price of $26.69 per share, or $154.4 million (the 'PX Stock Purchase').

     In connection with the Merger, holders of in excess of 88% of the shares of Panavision Common Stock held by shareholders other than Warburg elected to receive cash for their shares. As a result of the Merger, (i) 5,466,142 shares of Panavision Common Stock were exchanged for $27.00 per share, or $147.6 million, and (ii) 745,380 shares of Panavision Common Stock were retained by holders either through election or proration. In addition, as part of the recapitalization of the Company, Warburg exchanged 88% or 11,190,960 shares, of the shares of Panavision Common Stock it beneficially owns for Series A redeemable preferred stock of the Company, which was redeemed immediately after consummation of the Merger at a price equivalent to $26.50 per share of Panavision Common Stock.

     In addition, pursuant to the Stockholders Agreement, Warburg granted to Mafco an option to purchase at $30.00 per share of Panavision Common Stock, and Mafco granted to Warburg an option to sell at $25.00 per share of Panavision Common Stock, the 1,526,040 Warburg shares not exchanged for redeemable preferred stock as described above. Each such option is exercisable in whole, but not in part, during the period beginning one year, and ending two years, following consummation of the Merger. If Mafco acquired the remaining 1,526,040 shares of Panavision Common Stock upon the exercise by either Warburg or it of the option described above, then, assuming no changes in the number of shares of Panavision Common Stock outstanding prior to the date of such exercise, Mafco would then beneficially own 91% of the shares of Panavison Common Stock outstanding.

     In connection with the Merger, the Company entered into a new credit agreement with The Chase Manhattan Bank for a maximum commitment amount of $340 million (the 'New Credit Agreement'). In addition, the Company assumed the obligations of PX Escrow Corp. ('PX Escrow'), a wholly owned subsidiary of PX Holding, under the 9 5/8% Senior Subordinated Discount Notes due 2006 (the 'Notes') issued by PX Escrow for gross proceeds of $150 million in an offering which was exempt from registration under the Securities Act of 1933 as amended. The Company has used the net proceeds from the PX Stock Purchase, borrowings under the New Credit Agreement and the net proceeds from the issuance of the Notes to retire existing indebtedness, fund the payment of the cash consideration and the fees and expenses in connection with the Merger and to provide working capital for the Company.

     As a result of the Merger, PX Holding, a wholly owned subsidiary of Mafco, the sole stockholder of which is Ronald O. Perelman, has acquired an approximately 72% controlling interest in the Company. Warburg now owns approximately 19% and other stockholders own approximately 9% of Panavision Common Stock. The PX Stock Purchase shares are, and shares of intermediate holding companies may be from time to time, pledged to secure obligations.

     The Merger has been accounted for as a leveraged recapitalization as there has been a significant continuation of stockholder ownership.

                                PANAVISION INC.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1998 COMPARED TO QUARTER ENDED JUNE 30, 1997

     Camera rental revenue increased $6.2 million, or 26.7%, to $29.4 million for the quarter ended June 30, 1998 from $23.2 million for the quarter ended June 30, 1997. This increase resulted primarily from the acquisition of the Film Services Group of Visual Action Holdings plc on June 5, 1997 (the 'FSG Acquisition'), which resulted in increased camera rental revenues of $5.5 million, and due to the increased camera rental revenue in the newly combined U.K. camera facility of $1.2 million, offset by a decrease in camera rental revenue from third party agents of $0.5 million.

     Lighting rental revenue decreased $0.4 million, or 5.2%, to $7.3 million for the quarter ended June 30, 1998 from $7.7 million for the quarter ended June 30, 1997. This decrease was due to lower lighting rental revenue at Panavision Canada of $0.3 million, Panavision Florida of $0.2 million and Lee Lighting in the U.K. of $0.1 million, offset by an increase in lighting rental revenue of $0.3 million which resulted from the FSG Acquisition in June 1997.

     Sales and other revenue increased $2.5 million, or 36.8%, to $9.3 million for the quarter ended June 30, 1998 from $6.8 million for the quarter ended June 30, 1997. This increase was primarily due to the FSG Acquisition, which resulted in increased sales and other revenue of $2.0 million and an increase in sales and other revenue at Panavision U.K. of $0.6 million, offset by small decreases in sales and other revenue at other facilities.

     Cost of camera rental increased $3.7 million, or 32.5%, to $15.1 million for the quarter ended June 30, 1998 from $11.4 million for the quarter ended June 30, 1997. This increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased cost of camera rental of $1.7 million, and increased cost of camera rental at Panavision U.K. of $2.0 million. The increase in cost of camera rental at Panavision U.K. was primarily due to the combination of Samuelson Film Services and Cine Europe (previously FSG operations) with the Panavision U.K. operation.

     Cost of lighting rental increased $0.4 million, or 7.6%, to $5.7 million for the quarter ended June 30, 1998 from $5.3 million for the quarter ended June 30, 1997. This increase was due to the FSG Acquisition in June 1997, which resulted in an increase in cost of lighting rental of $0.2 million and an increase in cost of lighting rental at Panavision Canada of $0.2 million. The increase is primarily due to an increase in depreciation of lighting rental equipment.

     Cost of sales and other increased $1.6 million, or 41.0%, to $5.5 million for the quarter ended June 30, 1998 from $3.9 million for the quarter ended June 30, 1997. This increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased cost of sales and other of $1.1 million and an increase of $0.6 million at Panavision U.K.

     Selling, general and administrative expenses increased $3.3 million, or 32.0%, to $13.6 million for the quarter ended June 30, 1998 from $10.3 million for the quarter ended June 30, 1997. This increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased selling, general and administrative expenses of $2.8 million. The remaining increase was due to small increases in operating and personnel costs throughout the Company.

     Research and development expenses decreased $0.2 million, or 14.3%, to $1.2 million for the quarter ended June 30, 1998 from $1.4 million for the quarter ended June 30, 1997. This decrease was primarily due to a change in timing of material costs for the projects within the quarter.

     Charges in connection with the Panavision Recapitalization of $58.7 million consist of a compensation charge of $48.6 million and a transaction expense charge of $10.1 million for the quarter ended June 30, 1998. The compensation charge resulted from the retirement of options and purchase of converted stock held by Directors, Officers and other key management required upon consummation of the Panavision Recapitalization.

                                PANAVISION INC.

     Net interest expense increased $5.0 million to $6.2 million for the quarter ended June 30, 1998 from $1.2 million for the quarter ended June 30, 1997. The increase was due to additional borrowings under the New Credit Agreement and the Notes related to the Panavision Recapitalization.

     Net other income and foreign exchange loss increased $0.4 million to $0.5 million for the quarter ended June 30, 1998 from $0.1 million for the quarter ended June 30, 1997. The increase was primarily due to gain from disposal of equipment in the ordinary course of business.

     Loss before income taxes of $(59.5) million for the quarter ended June 30, 1998 decreased from income before income taxes of $4.2 million for the quarter ended June 30, 1997, primarily due to the factors discussed above.

     The effective tax rate for the quarters ended June 30, 1998 and June 30, 1997 was 5.0% and 32.0%, respectively.

     Net loss of $(56.6) million for the quarter ended June 30, 1998 decreased from net income of $2.9 million for the quarter ended June 30, 1997, primarily due to the factors discussed above.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     Camera rental revenue increased $15.6 million, or 35.4%, to $59.7 million for the six months ended June 30, 1998 from $44.1 million for the six months ended June 30, 1997. This increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased camera rental revenue of $14.3 million and from the rental of newly manufactured camera systems, specialty lenses and accessories to supply the increased demand in the Canadian independent feature film and commercial markets.

     Lighting rental revenue decreased $0.5 million, or 3.9%, to $12.3 million for the six months ended June 30, 1998 from $12.8 million for the six months ended June 30, 1997. The decrease was primarily due to decreased lighting rental revenue at Lee Lighting in the U.K. of $0.8 million, Panavision Canada of $0.2 million and Panavision Florida of $0.3 million, offset by an increase in lighting rental revenue of $0.8 million which resulted from the FSG Acquisition in June 1997.

     Sales and other revenue increased $5.2 million, or 43.7%, to $17.1 million for the six months ended June 30, 1998 from $11.9 million for the six months ended June 30, 1997. This increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased sales and other revenue of $4.8 million, and increased sales and other revenue at Panavision U.K. of $0.8 million, offset by a decrease in sales and other revenue at the Lee Filters facilities of $0.4 million.

     Cost of camera rental increased $9.0 million, or 44.3%, to $29.3 million for the six months ended June 30, 1998 from $20.3 million for the six months ended June 30, 1997. This increase was primarily due to the FSG Acquisition in June 1997 which resulted in increased cost of camera rental of $6.5 million, increased cost of camera rental at Panavision U.K. of $1.8 million and an increase in depreciation cost of $0.7 million related to the addition of newly manufactured equipment. The increase in cost of camera rental at Panavision U.K. was due to the combination of Samuelson Film Services and Cine Europe (previously FSG operations) with the Panavision U.K. operation.

     Cost of lighting rental increased $0.8 million, or 8.4%, to $10.3 million for the six months ended June 30, 1998 from $9.5 million for the six months ended June 30, 1997. This increase was due to the FSG Acquisition in June 1997, which resulted in increased cost of lighting rental of $0.7 million and increased cost of lighting rental at Panavision Canada of $0.3 million, offset by a decrease in cost of lighting rental at Lee Lighting in the U.K. of $0.2 million.

     Cost of sales and other increased $4.1 million, or 62.1%, to $10.7 million for the six months ended June 30, 1998 from $6.6 million for the six months ended June 30, 1997. This increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased cost of sales and other of $3.2 million and increased cost of sales and other of $0.6 million at Panavision U.K. and $0.2 million at the Lee Filters facilities.

                                PANAVISION INC.

     Selling, general and administrative expenses increased $8.6 million, or 46.5%, to $27.1 million for the six months ended June 30, 1998 from $18.5 million for the six months ended June 30, 1997. This increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased selling, general and administrative expenses of $7.4 million. The remaining increase was due to small increases in operating and personnel costs throughout the Company.

     Research and development expenses decreased $0.4 million, or 14.8%, to $2.3 million for the six months ended June 30, 1998 from $2.7 million for the six months ended June 30, 1997. This decrease was primarily due to timing differences between the first six months of 1998 as compared to the first six months of 1997 related to materials for research and development projects.

     Charges in connection with the Panavision Recapitalization of $58.7 million consist of a compensation charge of $48.6 million and a transaction expense charge of $10.1 million for the six months ended June 30, 1998. The compensation charge resulted from the retirement of options and purchase of converted stock held by Directors, Officers and other key management required upon consummation of the Panavision Recapitalization.

     Net interest expense increased $6.2 million to $8.3 million for the six months ended June 30, 1998 from $2.1 million for the six months ended June 30, 1997. The increase is due to the increased borrowings under the New Credit Agreement and the interest on the Notes related to the Panavision
Recapitalization.

     Net other income and foreign exchange gain (loss) increased $1.5 million to $1.7 million for the six months ended June 30, 1998 from $0.2 million for the six months ended June 30, 1997. The increase was primarily due to the net gain on disposal from the sale of two buildings in the U.K. of $0.8 million, the disposal of equipment in the ordinary course of business and foreign exchange gain of $0.2 million.

     Loss before income taxes of $(55.9) million for the six months ended June 30, 1998 decreased from income before income taxes of $9.4 million for the six months ended June 30, 1997, primarily due to the factors discussed above.

     The effective tax rate for the six months ended June 30, 1998 and June 30, 1997 was 3.2% and 32.0%, respectively.

     Net loss of $(54.1) million for the six months ended June 30, 1998 decreased from net income of $6.4 million for the six months ended June 30, 1997, primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The New Credit Agreement is comprised of two facilities, the Term Facility and the Revolving Facility. The Term Facility has two tranches: the Tranche A Term Facility is a 6-year facility in an aggregate principal amount equal to $90.0 million and the Tranche B Term Facility is a 7-year facility in an aggregate principal amount of $150.0 million. The Revolving Facility is a 6-year facility in an aggregate principal amount of $100.0 million.

     The Tranche A Term Facility is repayable in quarterly installments in an aggregate principal amount for each year following the Closing Date (as defined in the New Credit Agreement) (commencing with the second year following the Closing Date) as follows: $5.0 million; $10.0 million; $20.0 million; $25.0 million; and $30.0 million. The Tranche B Term Facility is repayable in quarterly installments in an aggregate principal amount for each year following the Closing Date (commencing with the second year following the Closing Date) as follows: $1.0 million for years 2 through 5; $21.0 million for year 6; and $125.0 million for year 7.

     Borrowings under the New Credit Agreement bear interest at a rate per annum equal to the Alternate Base Rate (as defined in the New Credit Agreement) or the Eurodollar Rate (as defined in the New Credit Agreement) plus, in each case, a margin that will be based on the performance of the Company at agreed upon levels. The initial margin on loans under the Revolving Facility and the Tranche A Term Facility is 2.25% for Eurodollar Loans (as defined in the New Credit Agreement) and 1.25% for ABR Loans (as defined in the New Credit Agreement). The initial margin on loans under the Tranche B Term Facility is 2.50% for Eurodollar Loans and 1.50% for ABR Loans. The Company may select interest periods of one, two, three or six months for Eurodollar

                                PANAVISION INC.

Loans. At any time when the Company is in default in the payment of any amount of principal due under the New Credit Agreement, such amount shall bear interest at 2% above the rate otherwise applicable. Overdue interest, fees and other amounts shall bear interest at 2% above the rate applicable to ABR Loans.

     The Notes, which have a principal amount at maturity of $217.9 million, were issued at a discount representing a yield to maturity of 9 5/8%. Except as described below, there will be no periodic payments or interest on the Notes through February 1, 2002. Thereafter, the Notes will bear interest at a rate of 9 5/8% per annum, payable semi-annually February 1 and August 1 of each year, commencing August 1, 2000.

     On July 17, 1998, the Company filed a registration statement under the Securities Act of 1933, as amended, related to an offer to exchange (the 'Exchange Offer') the Notes for a like principal amount of notes (the 'New Notes') with substantially identical terms. If the Exchange Offer is not consummated by December 1, 1998, interest will accrue on the Notes from and including December 1, 1998 until but excluding the date of consummation of the Exchange Offer payable in cash semiannually in arrears on February 1 and August 1, commencing February 1, 1999 at a rate per annum, equal to .50% of the Accreted Value (as defined in the Notes) of the Notes as of the August 1 or February 1 immediately preceding such interest payment date.

     The following table sets forth certain information from the Company's Condensed Consolidated Statements of Cash Flows for the periods indicated (in thousands):

                                                                                        SIX MONTHS
                                                                                      ENDED JUNE 30,
                                                                                    ------------------
                                                                                     1998       1997
                                                                                    -------    -------
Net cash provided by (used in):
Operating activities.............................................................    26,687     20,548
Investing activities.............................................................   (28,397)   (83,874)
Financing activities.............................................................     4,973     60,908

     For the six months ended June 30, 1998, cash provided by operating activities was $26.7 million. Net loss of $54.1 million, adjusted for depreciation and amortization of $20.8 million, and adjusted for charges in connection with the Panavision Recapitalization of $58.7 million, provided $25.4 million, which was increased by $1.3 million from the net change in non-cash working capital and miscellaneous items. Total investing activities of $28.4 million were comprised of capital expenditures of $33.1 million, offset by $4.7 million of proceeds received from the disposition of fixed assets. The majority of the capital expenditures were used to manufacture camera rental systems. Cash provided by financing activities was $5.0 million. Borrowings of $460.2 million and the contribution by Mafco of $154.4 million were used to repay outstanding borrowings under the Old Credit Agreement of $125.2 million in the second quarter and to redeem and retire stock and options (net of the proceeds from the exercise of options) of $480.2 million. In addition, $3.9 million was used to re-pay a portion of borrowing under the Old Credit Agreement during the first quarter of 1998.

     For the six months ended June 30, 1997, cash provided by operating activities was $20.6 million. Net income of $6.4 million, adjusted for depreciation and amortization of $11.3 million, provided $17.7 million, which was increased by $2.9 million from the net change in non-cash working capital and miscellaneous items. Total investing activities of $83.9 million were comprised of capital expenditures of $24.8 million, partially offset by $0.7 million of proceeds received from the disposition of certain equipment. The majority of the capital expenditures were used to manufacture camera rental systems and to purchase other rental equipment. In addition, $59.8 million was used to complete the FSG Acquisition. Cash provided by financing activities of $60.9 million was a result of the $68.3 million of borrowings under the Old Credit Agreement, partially offset by $6.5 million of cash used as a reduction of outstanding borrowings, and other changes of $0.9 million.

     The Company intends to use the cash provided by operating activities to make additional capital expenditures to manufacture camera systems and purchase other rental equipment. Additional cash flow provided by operating activities will be used to repay debt outstanding under the New Credit Agreement. Although there can be no assurance, the Company believes that its existing working capital together with borrowings under the New Credit Agreement and anticipated cash flow from operating activities will be sufficient to meet its expected

                                PANAVISION INC.

operating and capital spending requirements for the foreseeable future. The Company will not be required to pay interest on the New Notes until August 1, 2002, which management believes will assist the Company in implementing its growth strategy.

     Panavision currently anticipates that in order to pay the principal amount at maturity of the New Notes or upon the occurrence of an Event of Default (as defined in the New Notes), to redeem the New Notes or to repurchase the New Notes upon the occurrence of a Change of Control (as defined in the New Notes), Panavision will be required to adopt one or more alternatives, such as seeking capital contributions or loans from its affiliates, refinancing its indebtedness or selling its equity securities. None of the affiliates of the Company will be required to make any capital contributions or other payments to the Company with respect to the Company's obligations on the New Notes, and the obligations of the Company with respect to the New Notes will not be guaranteed by any affiliate of the Company or any other person. There can be no assurance that any of the foregoing actions could be effected on satisfactory terms, that they would be sufficient to enable the Company to make any payments in respect of the New Notes when required or that any of such actions would be permitted by the terms of the Indenture or the debt instruments of Panavision then in effect.

     Panavision is a holding company whose only material asset is the capital stock of and partnership interests in its subsidiaries. Panavision's principal business operations are conducted by its subsidiaries, and Panavision has no operations of its own. Accordingly, Panavision's only source of cash to pay its obligations, is expected to be distributions with respect to its ownership interests in its subsidiaries. There can be no assurance that Panavision's subsidiaries will generate sufficient cash flow to pay dividends or distribute funds to Panavision or that applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, will permit such dividends or distributions.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The Company's Combined Annual and Special Meeting of Stockholders was held on June 4, 1998.

        (b) Not required to be presented.

        (c) At the Combined Annual and Special Meeting of Stockholders, the following matters were voted upon: the proposal to approve and adopt the Agreement of Recapitalization and Merger, dated December 18, 1997, by and among PX Holding Corporation, PX Merger Corporation, a wholly owned subsidiary of PX Holding Corporation, and Panavision Inc., the election of eight persons to the Board of Directors of the Company, and the ratification of the selection of Ernst & Young LLP, as independent auditors for the Company for the fiscal year ending December 31, 1998.

            The results of the voting on matters presented at the Company's Combined Annual and Special Meeting of Stockholders were as follows:

                                                                     VOTES                      BROKER
                    DESCRIPTION                       VOTES FOR     AGAINST     ABSTENTIONS    NON-VOTES
---------------------------------------------------   ----------    --------    -----------    ---------
Approval of the Agreement of Recapitalization and
Merger.............................................   16,820,379      5,557        2,209        548,981

                                                                     VOTES
                    DESCRIPTION                       VOTES FOR     WITHHELD
---------------------------------------------------   ----------    --------
ELECTION OF DIRECTORS:
Ronald O. Perelman.................................   17,337,916     39,210
William C. Scott...................................   17,338,116     39,010
John S. Farrand....................................   17,338,116     39,010
Howard Gittis......................................   17,338,116     39,010
James R. Maher.....................................   17,338,116     39,010
Joseph P. Page.....................................   17,338,116     39,010
Martin D. Payson...................................   17,338,116     39,010
Kenneth Ziffren....................................   17,338,086     39,040

There were no abstentions or broker non-votes on the elections of Directors.

                                                                     VOTES                      BROKER
                    DESCRIPTION                       VOTES FOR     AGAINST     ABSTENTIONS    NON-VOTES
---------------------------------------------------   ----------    --------    -----------    ---------
Ratification of the appointment of Ernst & Young
LLP................................................   17,374,315        435        2,376             --

                                PANAVISION INC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

             Exhibit 4.1* Indenture, dated as of February 11, 1998, between PX Escrow Corporation and The Bank of New York, as Trustee.

             Exhibit 4.2* Supplemental Indenture, dated as of June 4, 1998, among Panavision Inc., PX Escrow Corporation and The Bank of New York, as Trustee.

             Exhibit 4.3* Credit Agreement, dated as of June 4, 1998, among Panavision Inc., the Several Lenders, Chase Securities Inc., as Advisor and Arranger, and The Chase Manhattan Bank, as Administrative Agent.

             Exhibit 4.4* Assumption Agreement, dated as of June 4, 1998, between PX Escrow Corporation and Panavision Inc.

             Exhibit 10.1 Amended and Restated Voting and Stockholders Agreement dated as of April 16, 1998, by and among Warburg Pincus Capital Company, L.P., Panavision Inc., and Mafco Holdings Inc., incorporated herein by reference from the Company's Definitive Proxy Statement filed with the Securities and Exchange commission on May 6, 1998.

             Exhibit 99.1*  Press Release of Panavision Inc. dated June 4, 1998.

             Exhibit 27.     Financial Data Schedule.
------------------
* Incorporated herein by reference to the identically numbered exhibit from the Company's Current Report on Form 8-K dated June 4, 1998 and filed with the Securities and Exchange Commission on June 19, 1998.

     (b) During the second quarter of 1998, the Company filed current reports on Form 8-K as follows:

         (1) Current Report on Form 8-K dated June 4, 1998, and filed with the Securities and Exchange Commission on June 19, 1998, to file the required information for changes in control and the acquisition and disposition of assets due to the approved Agreement of Recapitalization and Merger, dated December 18, 1997.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                            PANAVISION INC.
Date: August 13, 1998

                                            By: /s/ WILLIAM C. SCOTT
                                                ------------------------------
                                                William C. Scott
                                                Chairman of the Board and
                                                Chief Executive Officer

Date: August 13, 1998                       By: /s/ JEFFREY J. MARCKETTA
                                                ------------------------------
                                                Jeffrey J. Marcketta
                                                Executive Vice President
                                                and Chief Financial Officer