Form 10-Q
period 1998-09-30
PANAVISION INC
filed 1998-11-12
CIK 1022911

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q
(Mark One)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from              to
                                     -------------   --------------

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

                         ------------------------------

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

        As of November 11, 1998, there were 8,055,619 shares of Panavision Inc. Common Stock outstanding.

================================================================================

                                 PANAVISION INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

Part I.  Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations.......................3

         Condensed Consolidated Balance Sheets.................................4

         Condensed Consolidated Statements of Cash Flows.......................5

         Notes to Condensed Consolidated Financial Statements..................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................13

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K.....................................20

SIGNATURES....................................................................21

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

                                 PANAVISION INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                       Third Quarter Ended           Nine Months Ended
                                                          September 30,                September 30,
                                                       ---------------------    -------------------------
                                                         1998        1997           1998          1997
                                                       -------   -----------    -----------   -----------
Camera rental......................................    $34,054   $    37,030    $    93,765   $    81,168
Lighting rental....................................      7,341         9,535         19,601        22,301
Sales and other....................................      9,286         9,275         26,424        21,215
                                                       -------   -----------    -----------   -----------

Total rental revenue and sales.....................     50,681        55,840        139,790       124,684
Cost of camera rental..............................     15,633        15,782         44,982        36,124
Cost of lighting rental............................      5,261         6,551         15,516        16,005
Cost of sales and other............................      5,509         4,960         16,244        11,602
                                                       -------   -----------    -----------   -----------

Gross margin.......................................     24,278        28,547         63,048        60,953
Selling, general and administrative expenses.......     12,996        13,971         40,066        32,442
Research and development expenses..................      1,318         1,084          3,595         3,756
Charges in connection with the Panavision
   Recapitalization (see Note 2) ..................         --            --         58,726            --
                                                       -------   -----------    -----------   -----------

Operating income (loss)............................      9,964        13,492        (39,339)       24,755
Interest income....................................        163           158          3,103           303
Interest expense...................................    (10,057)       (2,317)       (21,335)       (4,566)
Foreign exchange gain (loss).......................        567           (40)           777          (157)
Other, net.........................................        (79)         (151)         1,466           196
                                                       -------   -----------    -----------   -----------

Income (loss) before income taxes..................        558        11,142        (55,328)       20,531
Income tax (provision) benefit.....................     (1,289)       (3,565)           512        (6,570)
                                                       -------   -----------    -----------   -----------
Net income (loss)..................................    $  (731)  $     7,577    $   (54,816)  $    13,961
                                                       =======   ===========    ===========   ===========
Basic earnings (loss) per share....................    $  (.09)  $       .42    $     (3.85)  $       .77
                                                       =======   ===========    ===========   ===========
Diluted earnings (loss) per share..................    $  (.09)  $       .39    $     (3.85)  $       .72
                                                       =======   ===========    ===========   ===========
Shares used in computation - Basic.................      8,056        18,155         14,229        18,155

Shares used in computation - Diluted...............      8,056        19,374         14,229        19,348

                             See accompanying notes.

                                 PANAVISION INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except par value data)


                                                              September 30, 1998     December 31, 1997
                                                              ------------------     -----------------
                                                                 (Unaudited)
Assets
Current assets:
   Cash and cash equivalents.............................        $       6,740           $      11,020
   Accounts receivable
     (net of allowance of $3,729 and $3,959).............               31,210                  25,645
   Inventories...........................................                9,770                   8,540
   Prepaid expenses......................................                4,525                   2,968
   Notes receivable from officers and key employees......                   --                   7,115
   Income tax receivable.................................                  694                   3,423
   Other current assets..................................                1,998                   2,566
                                                              ------------------     -----------------

Total current assets.....................................               54,937                  61,277

Property, plant and equipment, net.......................              213,851                 199,038
Deferred tax assets......................................                   --                   2,329
Goodwill.................................................                9,394                   9,859
Other....................................................               13,733                   9,434
                                                              ------------------     -----------------
Total assets.............................................        $     291,915           $     281,937
                                                              ==================     =================

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
   Accounts payable......................................        $       8,045           $       9,819
   Accrued liabilities...................................               22,711                  23,745
   Deferred tax liabilities..............................                   --                   5,387
   Current maturities of long-term debt..................                3,261                   5,383
                                                              ------------------     -----------------

Total current liabilities................................               34,017                  44,334

Long-term debt...........................................              461,976                 119,999
Deferred tax liabilities.................................                7,366                   6,217
Other liabilities........................................                1,789                   1,943

Commitments and Contingencies

Stockholders' equity (deficiency):
   Preferred stock, $.01 par value; 2,000 shares
     authorized; no shares issued and outstanding........                   --                      --
   Common stock, $.01 par value; 50,000 shares
     authorized; 8,056 shares issued and outstanding
     at September 30, 1998, and 18,929  issued and
     outstanding at December 31, 1997....................                   81                     189
   Additional paid-in capital............................              168,032                  77,053
   Retained earnings (accumulated deficit)...............             (378,959)                 34,463
   Foreign currency translation adjustment...............               (2,387)                 (2,261)
                                                              ------------------     -----------------

     Total stockholders' equity (deficiency).............             (213,233)                109,444
                                                              ------------------     -----------------

Total liabilities and stockholders' equity (deficiency)..        $     291,915           $     281,937
                                                              ==================     =================

                             See accompanying notes.

                                 PANAVISION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                    Nine Months Ended September 30,
                                                                -----------------------------------------
                                                                      1998                   1997
                                                                ----------------       ------------------
Operating activities
Net income (loss).............................................  $       (54,816)       $     13,961
Adjustments to derive net cash provided by operating
activities:
     Depreciation and amortization............................           23,395              19,318
     Gain on sale of property and equipment...................           (1,968)               (653)
     Amortization of discount on subordinated notes...........            9,332                  --
     Charges in connection with the Panavision
       Recapitalization (see Note 2)..........................           58,726                  --
     Changes in operating assets and liabilities net of
       the effect of acquisitions:
       Accounts receivable....................................           (5,565)                934
       Inventories............................................           (1,230)               (393)
       Prepaid expenses and other current assets..............            1,740                 (32)
       Accounts payable.......................................           (1,774)                530
       Accrued liabilities....................................           (2,333)              2,086
     Other, net...............................................            1,352              (1,252)
                                                                ----------------       --------------
Net cash provided by operating activities.....................           26,859              34,499
Investing activities
Business acquisitions.........................................               --             (59,773)
Capital expenditures..........................................          (40,511)            (36,444)
Proceeds from dispositions of fixed assets....................            5,487               1,013
                                                                ----------------       -------------
Net cash used in investing activities.........................          (35,024)            (95,204)
Financing activities
Borrowings under notes payable and credit agreement...........          463,248              68,273
Repayments of notes payable and credit agreement..............         (132,618)             (7,271)
Contribution from Mafco.......................................          154,377                  --
Contribution from Warburg, Pincus.............................            3,041                  --
Redemption and retirement of stock and stock options..........         (480,473)                 --
Deferred financing costs......................................          (10,583)               (865)
Notes receivable from officers and key employees..............            7,115                  --
                                                                ----------------       -------------
Net cash provided by financing activities.....................            4,107              60,137
Effect of exchange rate changes on cash.......................             (222)               (176)
                                                                ----------------       --------------
Net increase (decrease) in cash and cash equivalents..........           (4,280)               (744)
Cash and cash equivalents at beginning of period..............           11,020              10,629
                                                                ----------------       -------------
Cash and cash equivalents at end of period....................  $         6,740        $      9,885
                                                                ===============        =============
Supplemental cash flow information
Interest paid during the period...............................  $        10,821        $      4,161
Income taxes paid during the period...........................  $         1,793        $      1,919

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

     The condensed consolidated financial statements include the accounts of Panavision, Panavision International, L.P. ("PILP") and PILP's majority-owned subsidiaries. All significant intercompany amounts and transactions have been eliminated.

     Certain amounts in previously issued financial statements have been reclassified to conform to 1998 presentation.

2.   The Panavision Recapitalization

     On June 4, 1998, as contemplated by (i) an Agreement of Recapitalization and Merger, dated as of December 18, 1997 (the "Recapitalization Agreement"), by and among PX Holding Corporation ("PX Holding"), PX Merger Corporation (the "Merger Sub") and Panavision Inc. (the "Company"), and (ii) an Amended and Restated Voting and Stockholders Agreement, dated as of April 16, 1998 (the "Stockholders Agreement"), by and among Warburg Pincus Capital Company, L.P., a Delaware limited partnership ("Warburg"), the Company and Mafco Holdings Inc. ("Mafco"), a Delaware corporation, the Company consummated a merger whereby Merger Sub was merged with and into the Company (the "Merger"), with the Company remaining as the surviving corporation.

     Immediately prior to the consummation of the Merger, PX Holding purchased 5,784,199 shares of the Company's common stock, par value $.01 per share ("Panavision Common Stock"), from the Company at a purchase price of $26.69 per share, or $154.4 million (the "PX Stock Purchase").

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

     In addition, pursuant to the Stockholders Agreement, Warburg granted to Mafco an option to purchase at $30.00 per share of Panavision Common Stock, and Mafco granted to Warburg an option to sell at $25.00 per share of Panavision Common Stock, the 1,526,040 Warburg shares not exchanged for

                                 PANAVISION INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.   The Panavision Recapitalization (Continued)

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

     In connection with the Merger, the Company entered into a new credit agreement with The Chase Manhattan Bank for a maximum commitment amount of $340 million (the "New Credit Agreement"). In addition, the Company assumed the obligations of PX Escrow Corp. ("PX Escrow"), a wholly owned subsidiary of PX Holding, under the 9 5/8% Senior Subordinated Discount Notes due 2006 (the "Notes") issued by PX Escrow for gross proceeds of $150 million in an offering which was exempt from registration under the Securities Act of 1933, as amended. The Company has used the net proceeds from the PX Stock Purchase, borrowings under the New Credit Agreement and the net proceeds from the issuance of the Notes to retire existing indebtedness, fund the payment of the cash consideration and the fees and expenses in connection with the Merger and to provide working capital for the Company.

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

3.   Inventories

     Inventories consist of the following (in thousands):

                                               September 30, 1998       December 31, 1997
                                              ----------------------  -----------------------
         Finished goods.......................     $    4,777                $    3,983
         Work-in-process......................            214                       153
         Component parts......................          1,747                     1,607
         Supplies.............................          3,032                     2,797
                                              ----------------------  -----------------------
                                                   $    9,770                $    8,540
                                              ======================  =======================

                                 PANAVISION INC.

                                  (Unaudited)

4.   Long-Term Debt

     Long-term debt consists of the following (in thousands):

                                                             September 30, 1998       December 31, 1997
                                                            ---------------------   -----------------------
     Long-term debt, including current maturities:
          Old Credit Agreement:
              Revolving Facility............................     $       --                $   29,500
              Term Facility.................................             --                    60,000
          New Credit Agreement:
              Revolving Facility............................         65,000                        --
              Term Facility.................................        240,000                        --
          9 5/8% Senior Subordinated Discount Notes
              Due 2006......................................        159,332                         -
          Other.............................................            905                    35,882
                                                            --------------------    ----------------------
     Total long-term debt, including current maturities.....     $  465,237                $  125,382
                                                            ====================    ======================

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

     Borrowings under the New Credit Agreement bear interest at a rate per annum equal to the Alternate Base Rate (as defined in the New Credit Agreement) or the Eurodollar Rate (as defined in the New Credit Agreement) plus, in each case, a margin that will be based on the performance of the Company at agreed upon levels. The initial margin on loans under the Revolving Facility and the Tranche A Term Facility is 2.75% for Eurodollar Loans (as defined in the New Credit Agreement) and 1.25% for ABR Loans (as defined in the New Credit Agreement). The initial margin on loans under the Tranche B Term Facility is 3.00% for Eurodollar Loans and 1.50% for ABR Loans. The Company may select interest periods of one, two, three or six months for Eurodollar Loans. At any time when the Company is in default in the payment of any amount of principal due under the New Credit Agreement, such amount shall bear interest at 2% above the rate otherwise applicable. Overdue interest, fees and other amounts shall bear interest at 2% above the rate applicable to ABR Loans.

                                 PANAVISION INC.

                                   (Unaudited)

4.   Long-Term Debt (Continued)

     The Company's obligations under the New Credit Agreement are secured by substantially all of the Company's assets. The New Credit Agreement requires that the Company meet certain financial tests and other restrictive covenants including maintaining certain total debt, fixed charge and interest coverage ratio levels.

     The Notes, which have a principal amount at maturity of $217.9 million, were issued at a discount representing a yield to maturity of 9 5/8%. Except as described below, there will be no periodic payments or interest on the Notes through February 1, 2002. Thereafter, the Notes will bear interest at a rate of 9 5/8% per annum, payable semi-annually February 1 and August 1 of each year, commencing August 1, 2002.

     On October 8, 1998, the Company filed a registration statement under the Securities Act of 1933, as amended, related to an offer to exchange (the "Exchange Offer") the Notes for a like principal amount of notes (the "New Notes") with substantially identical terms. The Exchange Offer will be consummated on November 13, 1998.

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

                                 PANAVISION INC.

                                   (Unaudited)

6.   Earnings (Loss) Per Share

     During the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") which required a change in the method used to compute earnings per share. Under this new standard, primary and fully diluted earnings per share were replaced with "Basic" and "Diluted" earnings per share. Basic earnings per share amounts exclude the dilutive effect of potential common shares and are therefore higher than the primary earnings per share amounts previously presented. For Panavision, diluted earnings per share amounts under the new standard are the same as primary earnings per share amounts previously presented. As required by SFAS 128, all prior period amounts have been restated to conform to the new presentation.

     Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Potential common shares are outstanding options under the Company's stock option plan which are included under the treasury stock method.

     The following table sets forth the computation for basic and diluted earnings (loss) per share (in thousands, except per share information):

                                                      Third Quarter Ended          Nine Months Ended
                                                         September 30,               September 30,
                                                      ------------------          --------------------
                                                         1998        1997          1998        1997
                                                       ---------    -------      ---------  ----------
     Numerator for basic and diluted earnings
        (loss) per share-net income (loss)......      $  (731)      $ 7,577      $(54,816)  $    13,961
                                                      ----------    -------      ---------  -----------
     Denominator:
         Denominator for basic earnings (loss)
            per  share-weighted-average shares..        8,056        18,155        14,229        18,155
         Effect of dilutive securities-
            employee stock options..............           --         1,219            --         1,193
                                                      ----------    -------      ---------  -----------
         Denominator for diluted earnings (loss)
            per share-adjusted weighted-                8,056        19,374        14,229         19,348
            average shares......................
     Basic earnings (loss) per share............      $  (.09)      $   .42      $  (3.85)  $        .77
                                                      ==========    =======      =========  ============
     Diluted earnings (loss) per share..........      $  (.09)      $   .39      $  (3.85)  $        .72
                                                      ==========    =======      =========  ============

                                 PANAVISION INC.

                                   (Unaudited)

7.   Comprehensive Income (Loss)

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net loss or stockholders' deficiency. SFAS 130 requires unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

     For the quarter ended September 30, 1998 and 1997 comprehensive income amounted to $172,000 and $6,326,000, respectively. For the nine months ended September 30, 1998 and 1997 comprehensive income (loss) amounted to $(54,942,000) and $11,957,000, respectively. The difference between net income
(loss) and comprehensive income (loss) relates to the Company's change in foreign currency translation adjustments.

8.   Effects of Recent Accounting Pronouncements

     In June 1997, Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131") was issued. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. This statement need not be applied to interim financial statements in the initial year of application. The Company will be adopting the disclosures required by this standard for the year ending December 31, 1998.

9.   Business Combination

     On June 5, 1997, the Company completed its acquisition of the Film Services Group ("FSG") from Visual Action Holdings plc. FSG includes camera rental operations which rent primarily non-Panavision manufactured equipment in the United Kingdom, France, Australia and two U.S. cities, Chicago and Dallas, as well as smaller rental operations in New Zealand, Malaysia and Indonesia. The majority of the equipment acquired as a result of these transactions included film cameras, lenses and complementary product accessories which rent to the filmed production community. The purchase price was approximately $61.0 million and was reduced by the amount of certain debt assumed by the Company.

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

                                 PANAVISION INC.

                                   (Unaudited)

9.   Business Combination (Continued)

     Unaudited pro forma revenue, assuming the acquisition of FSG had been consummated on January 1, 1997, would have increased by $25.9 million for the nine months ended September 30, 1997 and unaudited pro forma net income and diluted earnings per share would have decreased by $0.2 million and $0.01, respectively, for the nine months ended September 30, 1997, had the acquisition occurred at the beginning of 1997. The pro forma financial data does not purport to represent the results of operation of the Company that actually would have occurred had the acquisition of FSG occurred on January 1, 1997.

                                 PANAVISION INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Panavision Recapitalization

     On June 4, 1998, as contemplated by (i) an Agreement of Recapitalization and Merger, dated as of December 18, 1997 (the "Recapitalization Agreement"), by and among PX Holding Corporation ("PX Holding"), PX Merger Corporation (the "Merger Sub") and Panavision Inc. (the "Company"), and (ii) an Amended and Restated Voting and Stockholders Agreement, dated as of April 16, 1998 (the "Stockholders Agreement"), by and among Warburg Pincus Capital Company, L.P., a Delaware limited partnership ("Warburg"), the Company and Mafco Holdings Inc. ("Mafco"), a Delaware corporation, the Company consummated a merger whereby Merger Sub was merged with and into the Company (the "Merger"), with the Company remaining as the surviving corporation.

     Immediately prior to the consummation of the Merger, PX Holding purchased 5,784,199 shares of the Company's common stock, par value $.01 per share ("Panavision Common Stock"), from the Company at a purchase price of $26.69 per share, or $154.4 million (the "PX Stock Purchase").

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

     In connection with the Merger, the Company entered into a new credit agreement with The Chase Manhattan Bank for a maximum commitment amount of $340 million (the "New Credit Agreement"). In addition, the Company assumed the obligations of PX Escrow Corp. ("PX Escrow"), a wholly owned subsidiary of PX Holding, under the 9 5/8% Senior Subordinated Discount Notes due 2006 (the "Notes") issued by PX Escrow for gross proceeds of $150 million in an offering which was exempt from registration under the Securities Act of 1933 as amended. The Company has used the net proceeds from the PX Stock Purchase, borrowings under the New Credit Agreement and the net proceeds from the issuance of the Notes to retire existing indebtedness, fund the payment of the cash consideration and the fees and expenses in connection with the Merger and to provide working capital for the Company.

     As a result of the Merger, PX Holding, a wholly owned subsidiary of Mafco, the sole stockholder of which is Ronald O. Perelman, has acquired an approximately 72% controlling interest in the Company. Warburg now owns approximately 19% and other stockholders own approximately 9% of Panavision Common Stock.

                                 PANAVISION INC.

     The Merger has been accounted for as a leveraged recapitalization as there has been a significant continuation of stockholder ownership.

Results of Operations

Quarter Ended September 30, 1998 Compared to Quarter Ended September 30, 1997

     Camera rental revenue decreased $2.9 million, or 7.8%, to $34.1 million for the quarter ended September 30, 1998 from $37.0 million for the quarter ended September 30, 1997. This decrease resulted primarily from a decrease in feature film and commercial production activity in the U.K. and Los Angeles markets which resulted in decreased camera rental revenue of $2.9 million and $1.3 million respectively, partially offset by increased camera rental revenue at Panavision Australia of $0.5 million, in the central southeast United States of $0.3 million and the Panavision agents of $0.3 million.

     Lighting rental revenue decreased $2.2 million, or 23.2%, to $7.3 million for the quarter ended September 30, 1998 from $9.5 million for the quarter ended September 30, 1997. This decrease was due to lower lighting rental revenue at Lee Lighting in the U.K. of $1.9 million based upon a decrease in feature film production activity in the UK, and slight reductions at Panavision Florida and Panavision Canada.

     Sales and other revenue remained constant at $9.3 million for the quarter ended September 30, 1998 from $9.3 million for the quarter ended September 30, 1997.

     Cost of camera rental decreased $0.2 million, or 1.3%, to $15.6 million for the quarter ended September 30, 1998 from $15.8 million for the quarter ended September 30, 1997. This decrease was primarily due to a reduction in cost of camera rental at Panavision U.K. of $0.7 million which was directly related to the lower camera rental revenue for features in the UK, offset by slight increases in cost of camera rental at Panavision Woodland Hills and Panavision Canada.

     Cost of lighting rental decreased $1.3 million, or 19.7%, to $5.3 million for the quarter ended September 30, 1998 from $6.6 million for the quarter ended September 30, 1997. This decrease was primarily due to a reduction in cost of lighting rental at Lee Lighting in the U.K. of $0.9 million which was directly related to the lower lighting rental revenue for features in the UK and in the central southeast United States of $0.4 million.

     Cost of sales and other increased $0.5 million, or 10.0%, to $5.5 million for the quarter ended September 30, 1998 from $5.0 million for the quarter ended September 30, 1997. This increase was primarily due to an increase in cost of sales and other at Panavision Australia of $0.4 million which was due to the addition of a small audio sales unit. The remaining increase was due to an increase in cost of sales and other for the combined Lee Filters operations.

     Selling, general and administrative expenses decreased $1.0 million, or 7.1%, to $13.0 million for the quarter ended September 30, 1998 from $14.0 million for the quarter ended September 30, 1997. This decrease was primarily due to cost reductions of $1.0 million realized after the rationalization of the businesses acquired through the FSG Acquisition.

     Research and development expenses increased $0.2 million, or 18.2%, to $1.3 million for the quarter ended September 30, 1998 from $1.1 million for the quarter ended September 30, 1997. This increase was primarily due to a change in timing of material costs for the projects within the quarter.

     Net interest expense increased $7.7 million to $9.9 million for the quarter ended September 30, 1998 from $2.2 million for the quarter ended September 30, 1997. The increase was due to additional borrowings under the New Credit Agreement and the Notes related to the Panavision Recapitalization.

                                 PANAVISION INC.

     Net other income and foreign exchange (gain)/loss increased $0.7 million to a $0.5 million gain for the quarter ended September 30, 1998 from a $0.2 million loss for the quarter ended September 30, 1997. The increase was primarily due to gains from foreign exchange.

     Income before income taxes decreased $10.5 million to $0.6 million for the quarter ended September 30, 1998 from $11.1 million for the quarter ended September 30, 1997, primarily due to the factors discussed above.

     The effective tax rate for the quarters ended September 30, 1998 and September 30, 1997 was 231.0% and 32.0%, respectively.

     Net loss of $(0.7) million for the quarter ended September 30, 1998 decreased from net income of $7.6 million for the quarter ended September 30, 1997, primarily due to the factors discussed above.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

     Camera rental revenue increased $12.6 million, or 15.5%, to $93.8 million for the nine months ended September 30, 1998 from $81.2 million for the nine months ended September 30, 1997. This increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased camera rental revenue of $14.3 million offset by reduced camera rental revenue at Panavision U.K. of $3.0 million. Camera rental revenue also increased at Panavision Canada by $0.8 million and at Panavision Australia by $0.5 million.

     Lighting rental revenue decreased $2.7 million, or 12.1%, to $19.6 million for the nine months ended September 30, 1998 from $22.3 million for the nine months ended September 30, 1997. The decrease was primarily due to decreased lighting rental revenue at Lee Lighting in the U.K. of $2.7 million, Panavision Canada of $0.4 million and Panavision Florida of $0.4 million, offset by an increase in lighting rental revenue of $0.8 million which resulted from the FSG Acquisition in June 1997.

     Sales and other revenue increased $5.2 million, or 24.5%, to $26.4 million for the nine months ended September 30, 1998 from $21.2 million for the nine months ended September 30, 1997. This increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased sales and other revenue of $4.8 million, and increased sales and other revenue at Panavision Australia of $0.5 million, and other small increases throughout the Company, offset by a decrease in sales and other revenue at the Lee Filters operations of $0.5 million.

     Cost of camera rental increased $8.9 million, or 24.7%, to $45.0 million for the nine months ended September 30, 1998 from $36.1 million for the nine months ended September 30, 1997. This increase was primarily due to the FSG Acquisition in June 1997 which resulted in increased cost of camera rental of $6.6 million, increased cost of camera rental at Panavision U.K. of $0.8 million and an increase in depreciation cost of $1.5 million related to the addition of newly manufactured equipment. The increase in cost of camera rental at Panavision U.K. was due to the combination of Samuelson Film Services and Cine Europe (previously FSG operations) with the Panavision U.K. operation.

     Cost of lighting rental decreased $0.5 million, or 3.1%, to $15.5 million for the nine months ended September 30, 1998 from $16.0 million for the nine months ended September 30, 1997. This decrease was due to decreased cost of lighting rental at Lee Lighting in the U.K. of $1.1 million, offset by an increase in cost of lighting rental due to the FSG Acquisition in June 1997, which resulted in increased cost of lighting rental of $0.7 million.

     Cost of sales and other increased $4.6 million, or 39.7%, to $16.2 million for the nine months ended September 30, 1998 from $11.6 million for the nine months ended September 30, 1997. This increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased cost of sales and other of

                                 PANAVISION INC.

$3.1 million and increased cost of sales and other of $1.0 million at Panavision U.K., and other slight increases at the Lee Filters operations and Panavision Australia.

     Selling, general and administrative expenses increased $7.7 million, or 23.8%, to $40.1 million for the nine months ended September 30, 1998 from $32.4 million for the nine months ended September 30, 1997. This increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased selling, general and administrative expenses of $6.7 million. The remaining increase was due to small increases in operating and personnel costs throughout the Company.

     Research and development expenses decreased $0.2 million, or 5.3%, to $3.6 million for the nine months ended September 30, 1998 from $3.8 million for the nine months ended September 30, 1997. This decrease was primarily due to timing differences between the first nine months of 1998 as compared to the first nine months of 1997 related to materials for research and development projects.

     Charges in connection with the Panavision Recapitalization of $58.7 million consist of a compensation charge of $48.6 million and a transaction expense charge of $10.1 million for the nine months ended September 30, 1998. The compensation charge resulted from the retirement of options and purchase of converted stock held by Directors, Officers and other key management required upon consummation of the Panavision Recapitalization.

     Net interest expense increased $13.9 million to $18.2 million for the nine months ended September 30, 1998 from $4.3 million for the nine months ended September 30, 1997. The increase is due to the increased borrowings under the New Credit Agreement and the interest on the Notes related to the Panavision Recapitalization.

     Net other income and foreign exchange gain (loss) increased $2.2 million to $2.2 million for the nine months ended September 30, 1998 from $0.0 million for the nine months ended September 30, 1997. The increase was primarily due to the net gain on disposal from the sale of two buildings in the U.K. of $0.8 million, the disposal of equipment in the ordinary course of business and foreign exchange gain of $0.8 million.

     Loss before income taxes of $55.3 million for the nine months ended September 30, 1998 decreased from income before income taxes of $20.5 million for the nine months ended September 30, 1997, primarily due to the factors discussed above.

     The effective tax rate for the nine months ended September 30, 1998 and September 30, 1997 was 0.9% and 32.0%, respectively.

     Net loss of $54.8 million for the nine months ended September 30, 1998 decreased from net income of $14.0 million for the nine months ended September 30, 1997, primarily due to the factors discussed above.

                                 PANAVISION INC.

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

     Borrowings under the New Credit Agreement bear interest at a rate per annum equal to the Alternate Base Rate (as defined in the New Credit Agreement) or the Eurodollar Rate (as defined in the New Credit Agreement) plus, in each case, a margin that will be based on the performance of the Company at agreed upon levels. The initial margin on loans under the Revolving Facility and the Tranche A Term Facility is 2.75% for Eurodollar Loans (as defined in the New Credit Agreement) and 1.25% for ABR Loans (as defined in the New Credit Agreement). The initial margin on loans under the Tranche B Term Facility is 3.00% for Eurodollar Loans and 1.50% for ABR Loans. The Company may select interest periods of one, two, three or six months for Eurodollar Loans. At any time when the Company is in default in the payment of any amount of principal due under the New Credit Agreement, such amount shall bear interest at 2% above the rate otherwise applicable. Overdue interest, fees and other amounts shall bear interest at 2% above the rate applicable to ABR Loans.

     The Notes, which have a principal amount at maturity of $217.9 million, were issued at a discount representing a yield to maturity of 9 5/8%. Except as described below, there will be no periodic payments or interest on the Notes through February 1, 2002. Thereafter, the Notes will bear interest at a rate of 9 5/8% per annum, payable semi-annually February 1 and August 1 of each year, commencing August 1, 2002.

     On October 8, 1998 the Company filed a registration statement under the Securities Act of 1933, as amended, related to an offer to exchange (The "Exchange Offer") the Note for a like principal amount of notes (the "New Notes") with substantially identical terms. The Exchange Offer will be consummated on November 13, 1998.

                                 PANAVISION INC.

     The following table sets forth certain information from the Company's Condensed Consolidated Statements of Cash Flows for the periods indicated (in thousands):

                                                                        Nine Months
                                                                      Ended September 30,
                                                                    ---------------------
                                                                       1998           1997
                                                                    -----------  -----------
       Net cash provided by (used in):
       Operating activities..................................       26,859           34,499
       Investing activities..................................      (35,024)         (95,204)
       Financing activities..................................        4,107           60,137

     For the nine months ended September 30, 1998, cash provided by operating activities was $26.9 million. Net loss of $54.8 million, adjusted for depreciation and amortization of $32.7 million, and adjusted for charges in connection with the Panavision Recapitalization of $58.7 million, provided $36.6 million, which was decreased by $9.7 million from the net change in non-cash working capital and miscellaneous items. Total investing activities of $35.0 million were comprised of capital expenditures of $40.5 million, offset by $5.5 million of proceeds received from the disposition of fixed assets. The majority of the capital expenditures were used to manufacture camera rental systems. Cash provided by financing activities was $4.1 million. Borrowings of $460.2 million and the contribution by Mafco of $154.4 million were used to repay outstanding borrowings under the Old Credit Agreement of $125.2 million in the second quarter and to redeem and retire stock and options (net of the proceeds from the exercise of options) of $480.5 million. In addition, $3.9 million was used to re-pay a portion of borrowings under the Old Credit Agreement during the first quarter of 1998.

     For the nine months ended September 30, 1997, cash provided by operating activities was $34.5 million. Net income of $14.0 million, adjusted for depreciation and amortization of $19.3 million, provided $33.3 million, which was increased by $1.2 million from the net change in non-cash working capital and miscellaneous items. Total investing activities of $95.2 million were comprised of capital expenditures of $36.4 million, partially offset by $1.0 million of proceeds received from the disposition of fixed assets. The majority of capital expenditures were used to manufacture camera rental systems and to purchase other rental equipment. In addition, $59.8 million was used to complete the FSG Acquisition. Cash provided by financing activities of $60.1 million was a result of the $68.3 million of borrowings under the Old Credit Agreement, partially offset by $7.3 million of cash used as a reduction of outstanding borrowings, and other changes of $0.9 million.

     The Company intends to use the cash provided by operating activities to make additional capital expenditures to manufacture camera systems and purchase other rental equipment. Additional cash flow provided by operating activities will be used to repay debt outstanding under the New Credit Agreement. Although there can be no assurance, the Company believes that its existing working capital together with borrowings under the New Credit Agreement and anticipated cash flow from operating activities will be sufficient to meet its expected operating and capital spending requirements for the foreseeable future. The Company will not be required to pay interest on the New Notes until August 1, 2002, which management believes will assist the Company in implementing its growth strategy.

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

                                 PANAVISION INC.

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

Year 2000 Compliance

     The year 2000 problem is the result of computer programs that were written using two digits rather than four to define the applicable year; accordingly, computer programs that have time-sensitive software may recognize a date using '00' as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things a temporary inability to process transactions, send invoices, or engage in similar normal activities.

     The Company is using a multi-phased concurrent approach to address this issue. The phases included in the Company's approach are awareness, assessment, remediation, validation and implementation. The Company has completed its awareness phase of its project. Furthermore, the Company has nearly completed the assessment phase and is well into the remediation phase. The Company has completed the remediation and validation phases of its project as it relates to the main computer system and programs in operation at its headquarters in Woodland Hills, California. The main accounting software and proprietary rental tracking software have been corrected to allow for the year 2000 issue. The assessment phase of the Company's project is being finalized. This phase has collected information worldwide relative to the systems hardware and computer programs which will not be compliant for the year 2000. At this time, the Company does not believe that the upgrade costs necessary for equipment and software will be material. The Company estimates that it will have completed the implementation phase relative to its internal systems and computer programs prior to June 30, 1999. The Company has also forwarded information requests to its significant vendors and customers. The assessment phase is still continuing relative to the year 2000 issue for our vendors and customers. At this time, the company does not believe that the costs associated with the year 2000 issue connected with our vendors and customers will be material. The Company anticipates completing the validation phase relative to its vendors and customers prior to June 30, 1999. At that time, if there are vendors who are not year 2000 compliant, the Company's contingency plan is to locate replacement vendors whose operations are year 2000 compliant. The Company currently believes that it will be able to modify, replace or mitigate its affected systems in time to avoid any material detrimental impact on its operations. The Company has incurred only immaterial costs to date related to the year 2000 issue. The company estimates that future costs related to the year 2000 issue may be approximately $500,000. If the Company determines that it may be unable to remediate and properly test affected systems on a timely basis, the Company intends to develop appropriate contingency plans for any critical systems at the time such determination is made. While the Company is not presently aware of any significant exposure that its systems will not be properly remediated on a timely basis, there can be no assurances that all year 2000 remediation processes will be completed and properly tested before the year 2000, or that contingency plans will sufficiently mitigate the risk of a year 2000 readiness problem. An interruption of the Company's ability to conduct its business due to a year 2000 readiness problem could have a material adverse effect on the Company. However, the amount of potential liability and lost revenue, if any, can not be reasonably estimated at this time nor can the Company identify specifically the most likely worst case scenario.

Forward-Looking Statements

     This quarterly report on Form 10-Q for the quarter ended September 30, 1998, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon safe harbor provisions of Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements.

     In addition to factors described in the Company's Commission filings and others, the following factors could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (i) fewer than anticipated film starts in North America and Europe; (ii) more film starts using smaller, less expensive camera packages; (iii) an inability to execute the Company's growth strategy of increasing available equipment, developing technologically superior equipment and expanding its market share; and
(iv) difficulties, delays or unanticipated costs in achieving Year 2000 compliance or unanticipated consequences from non-compliance by the Company or one or more of its customers, suppliers or other strategic business partners. The Company assumes no responsibility to update the forward-looking statements contained in this release.

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

                 Exhibit 4.4* Assumption Agreement, dated as of June 4, 1998, between PX Escrow Corporation and Panavision Inc.

                 Exhibit 10.1 Amended and Restated Voting and Stockholders Agreement dated as of April 16, 1998, by and among Warburg Pincus Capital Company, L.P., Panavision Inc., and Mafco Holdings Inc., incorporated herein by reference from the Company's Definitive Proxy Statement (File Number 0-12390) filed with the Securities and Exchange Commission on May 6, 1998.

                 Exhibit 99.1* Press Release of Panavision Inc. dated June 4, 1998.

                 Exhibit 27.    Financial Data Schedule.

                ----------------------

                * Incorporated herein by reference to the identically numbered exhibit from the Company's Current Report on Form 8-K dated June 4, 1998 and filed with the Securities and Exchange Commission on June 19, 1998.

           (b)    None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PANAVISION INC.

Date:      November    , 1998                By:       /s/ WILLIAM C. SCOTT
      -------------------------                  ------------------------------
                                                           William C. Scott
                                                        Chairman of the Board
                                                     and Chief Executive Officer

Date:      November   , 1998                 By:       /s/ JOSEPH P. PAGE
      -------------------------                  -----------------------------
                                                           Joseph P. Page
                                                          Vice Chairman and
                                                    Chief Administrative Officer