Form 10-K
period 1998-12-31
PANAVISION INC
filed 1999-03-24
CIK 1022911

===============================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                      OR


       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM       TO
                     COMMISSION FILE NUMBER:        001-12391



                                PANAVISION INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         DELAWARE                         13-3593063
              (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER
              INCORPORATION OR ORGANIZATION)          IDENTIFICATION NO.)

                    6219 DE SOTO AVENUE                      91367
                WOODLAND HILLS, CALIFORNIA                (ZIP CODE)
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (818) 316-1000


          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:



                                                     NAME OF EACH EXCHANGE
 TITLE OF EACH CLASS                                  ON WHICH REGISTERED
---------------------                              ------------------------
      Common Stock                                  New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on March 17, 1999 was approximately $6 million.

       As of March 17, 1999, there were 8,055,619 shares of Panavision Inc. Common Stock outstanding.


                     DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the registrant's 1999 definitive proxy statement, issued in connection with the annual meeting of stockholders, are incorporated by reference in Part III of this Form 10-K.

===============================================================================

                                PANAVISION INC.


                      INDEX TO ANNUAL REPORT ON FORM 10-K

                     FOR THE YEAR ENDED DECEMBER 31, 1998




                                                                                                     Page
                                                                                                     ----
                                                  PART I

Item 1    Business .................................................................................   3
Item 2    Properties ...............................................................................  14
Item 3    Legal Proceedings ........................................................................  14
Item 4    Submission of Matters to a Vote of Security Holders ......................................  14


                                                  PART II

Item 5    Market for Registrant's Common Equity and Related Stockholder Matters ....................  15
Item 6    Selected Financial Data ..................................................................  16
Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations ....  17
Item 8    Financial Statements and Supplementary Data ..............................................  28
Item 9    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure......  28


                                                 PART III

Item 10   Directors and Executive Officers of the Registrant .......................................   *
Item 11   Executive Compensation ...................................................................   *
Item 12   Security Ownership of Certain Beneficial Owners and Management ...........................   *
Item 13   Certain Relationships and Related Transactions ...........................................   *


                                                  PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K ..........................  29

----------
* Incorporated by reference from Panavision Inc. 1999 Proxy Statement.

                                    PART I


ITEM 1. BUSINESS


OVERVIEW

     Panavision Inc. (the "Company" or "Panavision") is a leading designer, manufacturer and supplier of high precision film camera systems, comprising cameras, lenses and accessories, for the motion picture and television industries. In 1998 in North America, Panavision equipment was utilized in over 71% of feature films produced by major motion picture studios and nearly 86% of episodic or "series" television productions shot on film (such as ALLY MCBEAL and THE PRACTICE). In addition, Panavision estimates that in 1998 it serviced over 49% of the independent feature film market in North America. Panavision also supplies camera systems to the television commercial market in North America, the United Kingdom, Europe and the Asia Pacific region, which includes Japan, Australia, New Zealand, Indonesia and Malaysia.

     Unlike equipment manufactured by its competitors, Panavision camera systems are not available for sale but instead are rented exclusively through the Company's domestic and international owned-and-operated facilities as well as its network of independent agents. The Company believes that its position as an industry leader results from its control over the manufacturing and distribution process, its broad range of technologically superior and innovative products, its long-standing collaborative relationships with filmmakers and studios, the breadth of its camera equipment inventory and its dedication to customer service. Panavision is the only supplier of cinematography equipment that manufactures a complete camera system incorporating its own proprietary prime and zoom lenses, the most critical components of a camera system.

     Panavision is recognized in the motion picture and television industries as the preeminent brand name for cinematography equipment. Since the Company's inception in 1954, Panavision has continually introduced new camera systems, lenses, and accessories that have become industry standards. The Company's close relationship with producers, directors and cinematographers results in a cooperative effort to design and produce unique systems and accessories that meet filmmakers' creative needs. Panavision has received two OSCARS and 20 Awards for Scientific and Technical Achievement from the Academy of Motion Picture Arts and Sciences. Since 1990, two-thirds of the Academy Award nominees for Best Cinematography, and seven of the eight cinematographers, who have won the OSCAR for Best Cinematography, used Panavision camera systems. Panavision camera systems were used to film eight of the top ten box office movies shot on film in 1998, including TITANIC, ARMAGEDDON, SAVING PRIVATE RYAN, GOOD WILL HUNTING and GODZILLA and nine of the top ten box office movies shot on film in 1997, including MEN IN BLACK, THE LOST WORLD: JURASSIC PARK, LIAR, LIAR, JERRY MAGUIRE, MY BEST FRIEND'S WEDDING and FACE/OFF. In addition to the Company's involvement in the motion picture industry, a predominant number of U.S. prime time episodic or "series" television programs that are shot on film use Panavision camera systems, including FRIENDS and N.Y.P.D. BLUE.

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

     Panavision dominates an otherwise fragmented rental market for cinematographic equipment. Panavision is the only supplier of cinematographic equipment that has a network of rental offices and maintenance facilities throughout North America, Europe and the Asia Pacific region and is the only major manufacturer located near Hollywood. As the only vertically integrated provider of camera systems to the film and television industries, Panavision is better able to meet its customers' needs effectively. In contrast, the Company's manufacturing competitors are located in Europe and sell their products to rental companies, which then rent the equipment to the ultimate user.

     The demand for cinematographic equipment is driven by the number and complexity of feature films, television programs and commercials being produced. Demand for film-based entertainment has continued to grow steadily in recent years as evidenced by the growth in the number of feature film starts in North America from 350 in 1992 to 443 in 1998, an increase in domestic box office receipts of 40.0% from 1992 to 1998, and an increase of approximately 8,700 exhibitor screens over the same period. Additionally, the number of action films and special effects in feature film and television productions have increased significantly, thereby increasing the equipment required and lengthening the rental period. In addition, an increase in the number of television networks and channels and in their demand for original programming has also driven the increased use of camera systems.

     In addition to manufacturing and renting camera systems, the Company also rents lighting, lighting grip, power distribution, generation and related transportation equipment through Lee Lighting, the largest lighting rental company in the United Kingdom, as well as through its owned-and-operated facilities in Chicago, Dallas, Orlando, Toronto and Australia. The Company also manufacturers and sells lighting filters and other color-correction and diffusion filters through Lee Filters.


THE PANAVISION RECAPITALIZATION

     On June 4, 1998, as contemplated by (i) an Agreement of Recapitalization and Merger, dated as of December 18, 1997 (the "Recapitalization Agreement"), by and among PX Holding Corporation ("PX Holding"), PX Merger Corporation (the "Merger Sub") and Panavision and (ii) an Amended and Restated Voting and Stockholders Agreement, dated as of April 16, 1998 (the "Stockholders Agreement"), by and among Warburg Pincus Capital Company, L.P., a Delaware limited partnership ("Warburg"), the Company and Mafco Holdings Inc. ("Mafco"), a Delaware corporation, the Company consummated a merger whereby Merger Sub was merged with and into the Company (the "Merger"), with the Company remaining as the surviving corporation.

     Immediately prior to the consummation of the Merger, PX Holding purchased 5,784,199 shares of the Company's common stock, par value $.01 per share ("Panavision Common Stock"), from the Company at a purchase price of $26.69 per share, or $154.4 million (the "PX Stock Purchase").

     In connection with the Merger, holders of in excess of 88% of the shares of Panavision Common Stock held by shareholders other than Warburg elected to receive cash for their shares. As a result of the Merger, (i) 5,466,142 shares of Panavision Common Stock were exchanged for $27.00 per share, or $147.6 million, and (ii) 745,380 shares of Panavision Common Stock were retained by holders either through election or proration. In addition, as part of the recapitalization of the Company, Warburg exchanged 88% or 11,190,960 shares, of the shares of Panavision Common Stock it beneficially owned for Series A redeemable preferred stock of the Company, which was redeemed immediately after consummation of the Merger at a price equivalent to $26.50 per share of Panavision Common Stock.

     In addition, pursuant to the Stockholders Agreement, Warburg granted to Mafco an option to purchase at $30.00 per share of Panavision Common Stock, and Mafco granted to Warburg an option to sell at $25.00 per share of Panavision Common Stock, the remaining 1,526,040 Warburg shares ("Warburg Shares") not exchanged for redeemable preferred stock as described above. On February 1, 1999, PX Holding and Warburg entered into a Stock Purchase Agreement, pursuant to which (i) the provisions of the Stockholders Agreement relating to the options in favor of Mafco and Warburg, respectively, were terminated and (ii) PX Holding agreed to purchase and Warburg agreed to sell the Warburg Shares at a price of $23.34 per share for an aggregate price of approximately $35.6 million. The transaction closed on February 1, 1999. As of the close of this transaction, Mafco beneficially owned approximately 91% of the shares of Panavision Common Stock outstanding.

     Concurrently with the Merger, (i) the certificate of incorporation of the Company was amended and restated in accordance with the terms of the Recapitalization Agreement and (ii) the bylaws of PX Merger as in effect at the effective time of the Merger became the bylaws of the Company.

     In connection with the Merger, the Company entered into a new credit agreement with The Chase Manhattan Bank for a maximum commitment amount of $340.0 million (the "New Credit Agreement"). In addition, the Company assumed the obligations of PX Escrow Corp. ("PX Escrow"), a wholly owned subsidiary of PX Holding, under the 95/8% Senior Subordinated Discount Notes due 2006 (the "Notes") issued by PX Escrow for gross proceeds of $150.0 million in an offering which was exempt from registration under the Securities Act of 1933, as amended. The Company has used the net proceeds from the PX Stock Purchase, borrowings under the New Credit Agreement and the net proceeds from the issuance of the Notes to retire existing indebtedness, fund the payment of the cash consideration and the fees and expenses in connection with the Merger and to provide working capital for the Company.

     As a result of the Merger, PX Holding, a wholly owned subsidiary of Mafco, the sole stockholder of which is Ronald O. Perelman, has acquired an approximately 91% controlling interest in the Company. Other stockholders own approximately 9% of Panavision Common Stock.

     The Merger has been accounted for as a leveraged recapitalization as there has been a significant continuation of stockholder ownership.

     In the second quarter of 1998, in conjunction with the Panavision Recapitalization transaction, the Company recorded a compensation charge of $48.6 million of which $19.0 million related to the purchase of shares exercised by management and $29.6 million related to the cash settlement of options. The Company also recorded $10.1 million of transaction expense related to the Panavision Recapitalization.


THE FILM SERVICES GROUP ACQUISITION

     On June 5, 1997, the Company completed its acquisition (the "FSG Acquisition") of Visual Action Holdings plc's Film Services Group ("Film Services Group" or "FSG") for approximately $61.0 million. FSG includes camera rental operations that rent primarily non-Panavision manufactured equipment in the United Kingdom, France, Australia and two U.S. cities, Chicago and Dallas, as well as smaller rental operations in New Zealand, Malaysia and Indonesia. Management intends to augment the existing FSG equipment inventory base with Panavision camera systems over time. Management believes that the FSG Acquisition has substantially improved its competitive position internationally as well as in the mid-western U.S. commercial market.

     Panavision was incorporated in Delaware in 1990. Predecessors of Panavision have been engaged in the design and manufacturing of cinematography equipment since 1954. The Company's principal executive office is located at 6219 De Soto Avenue, Woodland Hills, California 91367 and its telephone number is (818) 316-1000.


COMPETITIVE STRENGTHS

     Panavision's leading market position is demonstrated by its premier brand name recognition and its market share of over 75% of the major studio feature films and episodic television programs produced in North America in 1998. The Company's leading position results from the following competitive strengths, which provide substantial barriers to entry for new competitors.

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

     REPUTATION FOR QUALITY AND TECHNOLOGICALLY ADVANCED PRODUCTS. Panavision is recognized as the industry leader in the development of high quality, technologically advanced camera systems and its products have become industry standards. Panavision has received two OSCARS and 20 other Academy Awards granted for Scientific and Technical Achievement, including a 1999 award for the development of the PRIMO(Registered Trademark) lens series and a 1998 award for the Panavision/Frazier Lens System. In addition to the development of new products, Panavision is also better able to upgrade its existing inventory to meet continually changing market demands, thereby reducing obsolescence, achieving better control of inventory and product availability, and providing its customers with access to the latest technological advances.

     CLOSE RELATIONS WITH FILMMAKERS. As a result of Panavision's significant relationships with cinematographers, directors and producers and its leading market position, Panavision gains early access to productions and is able to influence the selection of camera systems. Additionally, Panavision offers instruction and training in the handling of Panavision equipment to young directors and cinematographers while they are still in film school and thereafter, thereby developing loyalty to Panavision and providing a foundation for Panavision to sustain its strong market position. Panavision is the only major manufacturer of cameras and lenses located in the Hollywood area, enabling the Company to develop close relationships with filmmakers as well as enabling the Company to respond rapidly to its customers' needs.

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

     DEDICATION TO CUSTOMER SERVICE. Panavision places special emphasis on customer service. The Company's customer service, repair and maintenance personnel are "on call" and available to assist customers 24 hours a day. In order to provide filmmakers with a high level of support, the Company sends marketing representatives and technicians to film production sets to provide advice or immediate assistance with any equipment needs or questions. The Company assigns to each production a sales representative who possesses skills and experience appropriate to the needs of that production in an attempt to foster a strong and lasting working relationship with the customer. In addition, as part of its customer service, the Company often develops, customizes or procures equipment for specific customers or projects.

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

     EXPAND NEW PRODUCT DEVELOPMENT. The Company intends to continue developing and manufacturing the next generation of technologically superior cameras, lenses and accessories. The Company is currently rolling out its Millennium camera system and focusing its development efforts on value-added accessories that increase the overall size and rental price of a camera package. The Company's move into a larger manufacturing facility enabled the Company to hire additional personnel and significantly increase its research and development of new products in an effort to extend its leadership in technology and product development and to further facilitate collaborative efforts with filmmakers. For example, the Company has recently introduced a new close focus macro-zoom lens and in 1999, will introduce a new series of PRIMO PRIME (Registered Trademark) lenses.

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

CAMERA RENTAL MARKETS

     Panavision supplies cinematographic equipment, such as cameras, lenses and accessories to its customers on a project-by-project basis. The Company has a rental inventory of over 1,000 cameras (including non-Panavision manufactured equipment) and 5,000 lenses, as well as associated accessories. The Company rents its equipment through 20 owned-and-operated rental facilities which are strategically located in cities where the most feature films are produced, including Los Angeles, Toronto, London and Paris. The Company also rents its equipment through 13 independent agents, including agents located in New York, Tokyo and Hong Kong. Panavision's network of owned-and-operated rental offices and independent agents provides it with a competitive advantage as it is the only rental company that offers clients equipment and service on a national and worldwide basis.


     FEATURE FILMS

     The rental process for feature films takes about four to seven months from the time the producer approves the project until filming is completed and the equipment package is returned to Panavision for servicing. The decision-makers for the various markets are the producers, directors and cinematographers. In general, after production is approved, the decision-makers discuss the requirements with their Panavision sales representative and then finalize the equipment package. The equipment is subsequently prepped at the Panavision rental facility and shipped to the studio or location to commence principal photography. Once the equipment is returned, the Company services its equipment in preparation for the next rental. The average feature film rental is for 10 to 12 weeks. Panavision rents camera packages that include cameras, lenses and accessories. The average weekly rental package price for feature films has increased since 1992 due to the addition of value-added proprietary lenses and accessories as well as modest price increases on existing inventory.

     The number of feature films produced in North America increased from approximately 350 in 1992 to 443 in 1998. Major studio feature film productions increased to approximately 133 in 1998 from approximately 104 in 1992. Additionally, the number of independent feature films produced in North America increased from approximately 246 in 1992 to approximately 332 in 1998. Major studio feature films are typically large-budget productions with camera rental budgets that require greater depth of product and experienced customer service personnel. The Company expects that the production of large-budget action films will continue due in part to their success in the international theater, television and home video markets. In 1998, approximately 35% of the Company's camera rental revenue was generated from feature films. In addition, the Company estimates that its camera rental revenue from feature films has grown 80% since 1992. The Company believes the feature film market, particularly independent productions, offers significant growth opportunities.


     COMMERCIALS

     Although commercial productions generally last for only one to seven days, daily rental rates for camera systems are equivalent to feature film rental rates and represent a significant part of the camera equipment rental market. Many of the creative people involved in the filming of commercials seek to distinguish their products by using innovative techniques requiring technologically advanced equipment--the ability to achieve a unique "look," which the Company believes can, in many cases, be achieved best by using Panavision products. By pursuing opportunities to expand its presence in the television commercial market, the Company believes that it can develop brand loyalty to Panavision products and beneficial long-term relationships with directors and cinematographers, many of whom begin their careers filming television commercials. In 1998, approximately 28% of the Company's camera rental revenue was generated from commercials. The Company estimates that its camera rental revenue from commercials has grown 272% since 1992. The Company believes this market offers significant opportunities for growth.


     EPISODIC TELEVISION

     The episodic or "series" television market in North America is comprised primarily of dramas, situation comedies and action programs produced on film which are aired in both prime and non-prime time slots. These programs are broadcast on the four major television networks as well as on the WB, UPN and cable networks. The number of worldwide episodic shows produced on film has increased by approximately 189% since 1992, resulting primarily from the advent of new broadcast networks and increased original programming on cable networks. Over the same period, the Company believes that the use of film rather than videotape in episodic television has increased because of a number of factors. Film is an excellent storage or archival medium and may be digitally transferred to other media, such as the evolving high definition television technologies, with greater resolution than videotape. The image quality that film offers is very important to television programs that will be syndicated into many markets. In contrast, videotape may not be fully compatible with high definition television and may deteriorate more rapidly over time.

     In 1998, approximately 24% of the Company's camera rental revenue was generated from episodic television. The Company estimates that its camera rental revenue for 1998 from episodic television has grown 315% since 1992. The Company believes it will continue to make inroads in this market as a result of new network programming requirements and innovative Panavision products such as the 3-Perf (Registered Trademark) System, the Pedestal Camera System and a 2,000-foot film magazine.


     MOVIES OF THE WEEK

     In addition to episodic television, there are also movies of the week shot specifically for network and cable television. The number of movies of the week productions in North America has increased from approximately 185 in 1992 to approximately 225 in 1998. However, due to the relatively low budgets associated with these productions, overall cost is a major factor in the selection of the camera equipment that is used and, accordingly, the dollar size of this market is relatively small.

     In 1998, approximately 4% of the Company's camera rental revenue was generated from movies of the week. The Company estimates that its camera rental revenue from movies of the week has grown 17% since 1992. While the Company will continue to serve this market, given its size and price sensitivity, the Company expects to focus on higher-budget productions.


PRODUCTS


     RESEARCH AND PRODUCT DEVELOPMENT

     The Company is in the process of expanding its research and development group, which currently comprises approximately 40 mechanical, software, electronic and optical engineers, draftsmen and machinists. Additionally, the research and development group has a dedicated machine shop that manufactures prototype equipment. These internal capabilities enable the Company to develop proprietary technology in collaboration with filmmakers to address their unique requirements. Panavision also operates another research and development facility in Cambridge, Massachusetts.

     The Company has long been a leader in the research and development of film camera lenses. Since the first Panavision lens was introduced in 1957, the Company has introduced many innovative spherical and anamorphic lenses, including the PRIMO (Registered Trademark) series which won Academy Awards in 1990, 1991, 1994, 1995 and 1999. During 1997, the Company completed the development of a new macro close-focus, wide-angle zoom lens. This addresses the need within the commercial market for a compact lens with the ability to operate in low light environments and maintain focus at extremely close ranges (e.g., tabletop or other close-up work). In 1997, the Company introduced a new sync-sound camera that is lighter and quieter than current Panavision cameras and incorporates enhanced view finding and video monitoring capabilities. In addition, the Company is in the process of developing a digital video assist device that will enable the director and cinematographer to perform certain immediate on-set digital editing functions. During 1999, the Company will launch a new series of soft focus PRIMO PRIME (Registered Trademark) series lenses and a new lightweight camera. In 1999, Panavision will add an advanced digital imaging development group in order to deal with client requests in the future related to digital technology.

     Research and development expenses for the years ended 1998, 1997 and 1996 were $4.5 million, $4.5 million and $4.3 million, respectively.

 CAMERA SYSTEMS

     The Company is the only provider of camera systems with an integrated design that provides customers with compatible products that are available worldwide. Each camera package rented for a project is comprised of a number of camera systems, each of which includes a camera, lenses and accessories. A cinematographer's needs may include a sync-sound camera, such as the Platinum Panaflex (Registered Trademark) and a high-speed Panastar (Registered Trademark) camera. Each camera's rental price includes a variety of accessories such as eyepieces, viewfinders, cables, brackets and grips.

     Cameras. There are two basic types of motion picture cameras--Synchronous, or "sync-sound," and Mit Out Sound (MOS). Sync-sound cameras are used to shoot pictures while recording dialogue. MOS cameras are used primarily to shoot high-speed footage and special effects and may also be used as backup cameras in situations where dialogue is not being recorded. The Company's camera inventory consists of both sync-sound and MOS cameras with various features and at a range of prices. While the majority of the Company's sync-sound cameras are 35mm cameras, the Company also manufactures 16mm cameras, which are used primarily on episodic television shows, and 65mm cameras, which are used primarily for special effects and special venue presentations.

     The Company's inventory also includes a number of non-Panavision cameras that are used to supplement the Company's product line. Due to its ability to purchase non-Panavision cameras if there is a business need to do so, the Company is able to compete with independent renters of cinematography equipment on the same level and with the same equipment. Its competitors, on the other hand, do not have the corresponding ability to purchase Panavision equipment, as Panavision equipment is not available to rental companies other than the Company's agents.

     Lenses. Panavision develops, designs and manufactures its own prime (fixed focal length) and zoom lenses, the most critical component affecting picture quality and an important consideration for the filmmaker. For many years, the Company specialized in anamorphic lenses, which are used for the wide-screen movie format. While the Company remains the world's leading supplier of these lenses, in 1985 a strategic decision was made to design and develop a new series of prime and zoom lenses specifically for cinematography applications. Accordingly, the Company created a line of advanced spherical lenses for the non-wide screen format, producing its proprietary PRIMO PRIME (Registered Trademark) and PRIMO ZOOM (Registered Trademark) lenses. The PRIMO (Registered Trademark) lenses have performance characteristics that exceed the other lenses available in the marketplace.

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


MANUFACTURING AND ASSEMBLY

     The Company manufactures cameras, lenses and accessories designed by the Company's in-house research and development staff. The Company has over 300 non-union employees at its 150,000 square foot manufacturing facility in Woodland Hills, California, located near Hollywood. While the breadth of the Company's rental inventory has allowed it to adequately service certain segments of the feature film and television industries, until mid-1996 capital constraints precluded Panavision from investing in additional rental equipment to expand its market share in other attractive markets, including both North American and international independent feature films and commercials. In 1998 the Company continued to increase its camera manufacturing production to take advantage of what it believes to be favorable rates of return as well as high demand for its equipment, increasing the number of new camera systems manufactured in 1998 to 62 from 35 in 1996. The Company expects to manufacture a lesser number of camera systems in 1999, as the Company believes that its current worldwide inventory of cameras will be sufficient to manage projected demand. However, the Company will continue to manufacture additional value added accessories in order to grow revenue from the base of existing jobs.

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


MARKETING AND CUSTOMER SERVICE

     The principal decision-makers in the selection of the camera packages are cinematographers, directors and producers, who view their cameras and related equipment as critical artistic tools. Camera packages typically comprise a very small percentage of a production budget. Accordingly, absent budget constraints, the selection of equipment is driven by its suitability, technological capabilities and reliability, as well as by the degree to which the manufacturer or renter is able to rapidly service the technical needs of the filmmaker, both before and during film production.

     The Company's skilled sales representatives have established close working relationships with numerous filmmakers. To cultivate these relationships, the Company assigns to each production a sales representative who possesses skills and experience appropriate to the needs of that production. Based on discussions with the filmmaker, the sales representative recommends a camera package tailored to achieve the filmmaker's desired visual effect and meet the production budget. In addition, sales representatives provide further advice and support by visiting film production sites throughout the production. As a result of providing high-quality customer service, many of the Company's representatives have been working with the same filmmakers throughout their careers and in many instances the collaborative effort with the filmmaker has prompted the design of innovative camera systems and accessories.

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


DISTRIBUTION

     Camera packages are rented to the motion picture and television industries through rental houses owned and operated by Panavision as well as by independent agents. These rental houses serve as a single point of contact for the cinematographers and often provide services including maintenance and technical advice. Panavision is the only manufacturer to have a significant portion of its revenue generated through owned-and-operated rental houses, primarily because of the Company's choice not to sell its equipment. The Company does not currently intend to begin selling its camera systems.

     Panavision owns and operates camera rental facilities domestically in Woodland Hills, Hollywood, Chicago, Dallas, Orlando and Wilmington, and internationally in Toronto and Vancouver, Canada, Dublin, Ireland, London (three) and Manchester, England, Paris, France (two), Sydney, Brisbane, and Melbourne, Australia, Auckland and Wellington, New Zealand, Jakarta, Indonesia, and Kuala Lumpur,

Malaysia. The Chicago, Dallas, Orlando, Toronto and Australia facilities also provide lighting, lighting grip and power distribution and generation equipment.

     In addition to its owned-and-operated facilities, the Company serves its customers through a network of domestic and international third-party agents who are responsible for the rental of the Company's equipment in locations that are not serviced by the owned-and-operated facilities. Agents pay approximately 60% of their rental revenue to the Company and retain the balance, which is charged as a commission expense in the Company's statement of operations. The Company uses 13 third-party agents to facilitate the rental of its products, accounting for approximately 6% of the Company's revenue in 1998 and 1997. All of the Company's agents are well trained in the use of Panavision equipment and are supported by the Company's technical staff.

     The Company's domestic third-party agent network includes agents in New York and San Francisco, and internationally, agents are located in Canada, Mexico, Italy, Spain, Sweden, Hong Kong, Japan, South Africa, Brazil, Poland and Germany. The Hong Kong agent has offices in mainland China.

     For information as to the Company's operations in different business segments and geographical areas, see Note 11 of Notes to the Consolidated Financial Statements of the Company included elsewhere in this Form 10-K.


COMPETITION

     The market for high-precision cinematography equipment is highly competitive, primarily driven by technology, customer service and, to a lesser extent, price. As a manufacturer of cinematography equipment, the Company has two primary competitors, Arriflex, based in Munich, Germany, and Moviecam, based in Vienna, Austria. Both of these companies manufacture only cameras and certain accessories, primarily for sale to rental houses and individuals who are not the end users. Because Panavision manufactures lenses, cameras, and a full range of accessories, has close relationships with filmmakers and has in-house design and manufacturing capabilities, the Company believes that it is better able to develop the innovative camera systems demanded by its customers.


     As a renter of cinematography equipment, the Company competes with numerous rental facilities, which must purchase their equipment from other manufacturers and then rent that equipment to their customers. While the overall rental business is price competitive and subject to discounting, the Company has chosen to compete on the basis of its large inventory base, technologically advanced proprietary products, broad product line, extensive sales and marketing force and commitment to customer service. The Company believes that it, as both the manufacturer and rental house, is able to respond to many user requests on shorter notice and more effectively than its rental competitors. In addition to its existing competitors, the Company may encounter competition from new competitors, as well as from new types of equipment.


LIGHTING RENTAL

     In addition to manufacturing and renting camera systems, the Company rents lighting, lighting grip, transportation and distribution equipment and mobile generators used in the production of feature films, television programs and commercials, outside broadcasts and other events from its owned-and-operated facilities located in the United Kingdom, Chicago, Dallas, Orlando, Toronto and Australia. In addition, the Company sells consumable products including lighting filters, light bulbs and gaffer tape, which are used in all types of production. Effective July 1, 1996, the Company acquired Lee Lighting, which for 1998 and 1997 had lighting rental revenue of approximately $20.5 million and $23.4 million, respectively. The Company's other lighting rental operations had combined revenue of approximately $6.8 million and $7.2 million for 1998 and 1997, respectively.


     LEE LIGHTING

     Lee Lighting is the largest lighting rental operation in the United Kingdom. Lee Lighting purchases lighting equipment, lighting grip equipment and generators from independent manufacturers to maintain and build its rental asset base. Lee Lighting currently has the largest inventory of lampheads, the core element of lighting equipment used by filmmakers in all areas of the industry, in the United Kingdom. This large rental asset base and Lee Lighting's experienced management and electricians allow it to service a number of films that may be shooting concurrently. Lee Lighting operates lighting rental operations in London, Bristol, Manchester and Glasgow, each of which has its own rental inventories. From these four locations, Lee Lighting is able to service any production in England, Wales or Scotland. In addition, Lee Lighting maintains a rental base at Shepperton Studios, the second largest studio complex in the United Kingdom for the production of feature films.

     Lee Lighting also supplies equipment to any U.K.-based production crew for shoots in Europe, South America or Africa. Typically, Lee Lighting does not service productions based outside of the United Kingdom, except occasionally in Ireland. Recently, Lee Lighting has supplied the entire lighting needs of such major feature films as THE AVENGERS, LOST IN SPACE, SLEEPY HOLLOW, MISSION:
IMPOSSIBLE, 101 DALMATIONS, GLADIATORS and CINDERELLA.

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

     COMPETITIVE STRENGTHS. The Company believes Lee Lighting is well positioned in the U.K. lighting rental industry because of the following competitive strengths:

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

LEE FILTERS

     Lee Filters is a manufacturer of light control media for the motion picture, television and theater industries. Sales of filters or gels used by lighting directors to control or correct lighting conditions during productions comprise 80% of Lee Filters' business. The balance consists of the sale of photographic filters and related products. Lee Filters' revenue was approximately $12.6 million, $12.8 million and $12.3 million in 1998, 1997 and 1996, respectively.

     Lee Filters' lighting filters are available in a wide range of colors and applications. These lighting filters are made either from polyester or polycarbonate film purchased from U.K. and European petrochemical companies. Lee Filters' range of light control filters includes tungsten conversion, daylight conversion, arc correction, fluorescent, diffusion and ultraviolet grades. The film base is impervious to water, is totally transparent and has a high melting point, making it ideal for the manufacture of filter systems. Rolls of film are coated on both sides with specially prepared lacquers, which give them exactly the color or light management properties demanded by the user. The color formulas are proprietary to Lee Filters and are computer filed to ensure exact reproduction from one batch to the next. Lee Filters also makes stills photographic resin and polyester filters and a camera filter holder system for amateur stills photographers, and produces bellows for stills camera manufacturers.

     Lighting filter distribution is handled primarily through a network of third-party dealers who have been selected because of their specific knowledge of the filters' market in their respective countries. For 1998, approximately 52% of Lee Filters' sales were in the United Kingdom and Europe. In the United Kingdom, Lee Filters sells on a direct basis to end users and rental houses as well as to distributors and dealers. In Europe, Lee Filters has distributors in France, Germany, Italy, Spain, Benelux, Portugal, Scandinavia and Switzerland.

     For 1998, approximately 38% of Lee Filters' sales were generated in North America where it has established distribution operations in Los Angeles, California and the New York metropolitan area to service U.S. dealers. A third-party distributor has been established in Toronto to serve the Canadian market. The remaining 10% of sales were generated primarily in Japan, Hong Kong, Singapore and Australia.


     COMPETITION

     Lee Filters has one principal competitor and several smaller competitors. Some of these competitors are contract processors or coaters who supply the end user through other distributors, and some are sales companies, which usually purchase and resell filters. Its principal competitor offers a full range of filters, some of which are made in-house and some of which are purchased.


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


INTELLECTUAL PROPERTY

     The Company relies on a combination of patents, licensing arrangements, trade names, trademarks, service marks, trade secrets know-how and proprietary technology to protect its intellectual property rights. The Company owns or has been assigned or licensed under several domestic and foreign patents and patent applications relating to its cameras, lenses and accessories. The Company also owns or has been assigned several domestic and foreign trademark or service mark registrations including Panavision (Registered Trademark) , Panaflex (Registered Trademark) , Panahead (Registered Trademark) , Panalite (Registered Trademark) , Panavid (Registered Trademark) , Panastar (Registered Trademark) , Primo Zoom (Registered Trademark) , Primo-L (Registered
Trademark) and 3-Perf (Registered Trademark) which are material to its business.


ENVIRONMENTAL MATTERS


     The Company is subject to foreign, federal, state and local environmental laws and regulations relating to the use, storage, handling, generation, transportation, emission, discharge, disposal and remediation of hazardous and non-hazardous substances, materials and wastes ("Environmental Laws"). The Company also is subject to laws and regulations relating to worker health and safety. The Company believes that its operations are in substantial compliance with all applicable Environmental Laws. The Company expects to spend approximately $1.0 million at its Lee Filters' Andover, England facility during 1999 and 2000 to comply with anticipated air emissions requirements in the United Kingdom. Although no other material capital or operating expenditures relating to environmental controls or other environmental matters are currently anticipated, there can be no assurance that the Company will not incur costs in the future relating to environmental matters that would have a material adverse effect on the Company's business or financial condition.


EMPLOYEES


     As of December 31, 1998, the Company had a total of approximately 1,193 full-time employees, consisting of 489 employees based in the United States, 67 employees based in Canada, 456 employees based in the United Kingdom, 66 employees based in France, 87 employees based in Australia and 28 employees based in New Zealand. The Company is not a party to any collective bargaining agreements. The Company believes that its relationships with its employees are good.


ITEM 2. PROPERTIES


     The Company's headquarters and principal manufacturing facility are located at its 150,000 square-foot facility in Woodland Hills, California. The Company also operates domestic rental facilities in Woodland Hills, Hollywood, Chicago, Dallas, Orlando and Wilmington. To service its international markets, Panavision operates rental facilities in Toronto and Vancouver, Canada, Dublin, Ireland, London (three) and Manchester, England, Paris, France (two), Sydney, Brisbane and Melbourne, Australia, Auckland and Wellington, New Zealand, Jakarta, Indonesia, and Kuala Lumpur, Malaysia. Lee Lighting operates rental facilities in London, Bristol and Manchester, England and Glasgow, Scotland. Lee Filters has operations in Burbank, California and Teterboro, New Jersey as well as a manufacturing facility located in Andover, England. All of the Company's facilities are leased, with the exception of a small fabricating facility in Sydney, Australia and its facility located in Glasgow, Scotland, which are owned.


ITEM 3. LEGAL PROCEEDINGS


     The Company is not engaged in any legal proceeding other than ordinary routine litigation incidental to its business. Panavision does not believe that any such proceedings currently pending will have a material adverse effect on its business or financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     Panavision Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "PVI." As of March 17, 1999, there were approximately 682 holders of Panavision Common Stock comprised of 32 record holders and 650 beneficial holders.




                                          STOCK SALES PRICES
                                  -----------------------------------
                                     HIGH         LOW        CLOSING
                                  ---------   ----------   ----------
   1998
     First Quarter ..........     $ 26 3/4     $ 24 7/8     $ 26 5/16
     Second Quarter .........       28           25 11/16     26 1/4
     Third Quarter ..........       26 1/4       16 11/16     17 1/4
     Fourth Quarter .........       17 5/16      11 7/8       12 3/8
   1997
     First Quarter ..........     $ 21 3/8     $ 16 3/8     $ 17 3/8
     Second Quarter .........       20 1/2       16           19 15/16
     Third Quarter ..........       22 1/4       18           20 7/8
     Fourth Quarter .........       28 1/4       20 7/8       25 13/16

     The Company has never paid a cash dividend on Panavision Common Stock and does not anticipate paying any cash dividends on Panavision Common Stock in the foreseeable future. The current policy of the Company's Board of Directors is to retain earnings to finance the operations and expansion of the Company's business. In addition, the Company's existing credit agreement restricts the Company's ability to pay dividends to its stockholders (see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 of Notes to the Consolidated Financial Statements of the Company).

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




                                                                     YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------------------------
                                                   1998         1997(1)       1996(2)       1995(3)         1994
                                              -------------   -----------   -----------   -----------   ------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenue ...................................    $  192,886      $176,863      $124,638      $ 95,328       $ 77,100
Cost of revenue ...........................       105,068        90,879        59,473        44,369         40,995
                                               ----------      --------      --------      --------       --------
Gross margin ..............................        87,818        85,984        65,165        50,959         36,105
Selling, general and administrative
 expenses(4) ..............................        54,405        47,575        30,688        28,486         19,210
Research and development expenses .........         4,539         4,494         4,310         2,986          2,442
Charges in connection with the
 Panavision Recapitalization (5) ..........        58,726            --            --            --             --
                                               ----------      --------      --------      --------       --------
Operating income (loss) ...................       (29,852)       33,915        30,167        19,487         14,453
Net interest expense (5) ..................       (28,316)       (6,385)       (7,435)       (5,616)        (5,318)
Net other income (expense) (6) ............         3,369         1,210        (1,425)          415            665
                                               ----------      --------      --------      --------       --------
Income (loss) before non-controlling
 partners' interest in PILP and
 income taxes .............................       (54,799)       28,740        21,307        14,286          9,800
Non-controlling partners' interest in
 PILP(7) ..................................            --            --        (4,500)       (7,348)          (879)
                                               ----------      --------      --------      --------       --------
Income (loss) before income taxes .........       (54,799)       28,740        16,807         6,938          8,921
Income tax provision ......................          (322)       (9,252)       (3,536)       (1,375)        (1,843)
                                               ----------      --------      --------      --------       --------
Net income (loss) .........................    $  (55,121)     $ 19,488      $ 13,271      $  5,563       $  7,078
                                               ==========      ========      ========      ========       ========
Basic earnings (loss) per share ...........    $    (4.35)     $   1.07      $    .94      $    .41       $    .52
                                               ==========      ========      ========      ========       ========
Diluted earnings (loss) per share .........    $    (4.35)     $   1.03      $    .84      $    .36       $    .46
                                               ==========      ========      ========      ========       ========
Shares used in computation--Basic .........        12,673        18,174        14,130        13,706         13,706
Shares used in computation--Diluted .......        12,673        19,012        15,733        15,277         15,277

                                                                            DECEMBER 31,
                                              --------------------------------------------------------------------
                                                  1998           1997          1996          1995           1994
                                              -----------      --------      --------      --------       --------
BALANCE SHEET DATA:
Total assets ..............................    $  291,757      $281,937      $176,746      $165,751       $149,707
Total current liabilities .................        33,078        44,334        27,214        25,162         18,230
Long-term debt (5) ........................       463,605       119,999        55,000       124,678        127,000
Stockholders' equity/(deficiency) (5) .....      (213,765)      109,444        93,018         6,456            922

----------
(1) Includes operating results of the Film Services Group since June 5, 1997, the date of its acquisition.

(2) Includes operating results of Lee Lighting Limited since its acquisition effective July 1, 1996.

(3) Includes operating results of Panavision Canada Corporation, a former agent, since January 20, 1995, the date of its acquisition.

(4) The fourth quarter of 1997 includes approximately $300,000 of legal fees related to the Panavision Recapitalization and approximately $279,000 for a payroll tax charge related to the exercise of options.

(5) In connection with the Panavision Recapitalization transaction, the Company recorded $10.1 million of transaction-related expense and a compensation charge of $48.6 million, related to the purchase of shares and retirement of options. Additionally, the Company increased long-term borrowings outstanding and related interest expense as part of the Panavision Recapitalization transaction. See Note 2 of Notes to the Consolidated Financial Statements of the Company included elsewhere in this Form 10-K.

(6) In the fourth quarter of 1996, deferred financing costs in the amount of $1.8 million were written off.

(7) In the 1996 Recapitalization, the Company acquired the non-controlling partners' interest in PILP effective May 8, 1996. Accordingly, there will be no further allocation of PILP's income to non-controlling partners.

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

     In connection with the Merger, holders of in excess of 88% of the shares of Panavision Common Stock held by shareholders other than Warburg elected to receive cash for their shares. As a result of the Merger, (i) 5,466,142 shares of Panavision Common Stock were exchanged for $27.00 per share, or $147.6 million, and (ii) 745,380 shares of Panavision Common Stock were retained by holders either through election or proration. In addition, as part of the recapitalization of the Company, Warburg exchanged 88% or 11,190,960 shares, of the shares of Panavision Common Stock it beneficially owned for Series A redeemable preferred stock of the Company, which was redeemed immediately after consummation of the Merger at a price equivalent to $26.50 per share of Panavision Common Stock.

     In addition, pursuant to the Stockholders Agreement, Warburg granted to Mafco an option to purchase at $30.00 per share of Panavision Common Stock, and Mafco granted to Warburg an option to sell at $25.00 per share of Panavision Common Stock, the remaining 1,526,040 Warburg shares ("Warburg Shares") not exchanged for redeemable preferred stock as described above. On February 1, 1999, PX Holding and Warburg entered into a Stock Purchase Agreement, pursuant to which (i) the provisions of the Stockholders Agreement relating to the options in favor of Mafco and Warburg, respectively, were terminated and (ii) PX Holding agreed to purchase and Warburg agreed to sell the Warburg Shares at a price of $23.34 per share for an aggregate price of approximately $35.6 million. The transaction closed on February 1, 1999. As of the close of this transaction, Mafco beneficially owned approximately 91% of the shares of Panavision Common Stock outstanding.

     Concurrently with the Merger, (i) the certificate of incorporation of the Company was amended and restated in accordance with the terms of the Recapitalization Agreement and (ii) the bylaws of PX Merger as in effect at the effective time of the Merger became the bylaws of the Company.

     In connection with the Merger, the Company entered into a new credit agreement with The Chase Manhattan Bank for a maximum commitment amount of $340.0 million (the "New Credit Agreement"). In addition, the Company assumed the obligations of PX Escrow Corp. ("PX Escrow"), a wholly owned subsidiary of PX Holding, under the 95/8% Senior Subordinated Discount Notes due 2006 (the "Notes") issued by PX Escrow for gross proceeds of $150.0 million in an offering which was exempt from registration under the Securities Act of 1933, as amended. The Company has used the net proceeds from the PX Stock Purchase, borrowings under the New Credit Agreement and the net proceeds from the issuance of the Notes to retire existing indebtedness, fund the payment of the cash consideration and the fees and expenses in connection with the Merger and to provide working capital for the Company.

     As a result of the Merger, PX Holding, a wholly owned subsidiary of Mafco, the sole stockholder of which is Ronald O. Perelman, has acquired an approximately 91% controlling interest in the Company. Other stockholders own approximately 9% of Panavision Common Stock.

     The Merger has been accounted for as a leveraged recapitalization as there has been a significant continuation of stockholder ownership.

     In the second quarter of 1998, in conjunction with the Panavision Recapitalization transaction, the Company recorded a compensation charge of $48.6 million of which $19.0 million related to the purchase of shares exercised by management and $29.6 million related to the cash settlement of options. The Company also recorded $10.1 million of transaction expense related to the Panavision Recapitalization.

     Following the Merger pursuant to the Recapitalization Agreement, the Company and PX Holding entered into a Registration Rights Agreement dated as of June 5, 1998 (the "Registration Rights Agreement") pursuant to which PX Holding and certain transferees of Panavision Common Stock held by PX Holding (the "Holders") have the right to require the Company to register all or part of the Panavision Common Stock owned by such Holders under the Securities Act of 1933 (a "Demand Registration"). The Company may postpone giving effect to a Demand Registration for up to a period of 30 days if the Company believes such registration might have a material adverse effect on any plan or proposal by the Company with respect to any financing, acquisition, recapitalization, reorganization or other material transaction, or the Company is in possession of material non-public information that, if publicly disclosed, could result in a material disruption of a major corporate development or transaction then pending or in progress or in other material adverse consequences to the Company. In addition, the Holders will have the right to participate in registrations by the Company of its Panavision Common Stock (an "Incidental Registration") subject, however, to certain rights in favor of the Company to reduce, or eliminate entirely, the number of shares of Panavision Common Stock the Holders may have registered in an Incidental Registration. The Company will pay all out-of-pocket expenses incurred in connection with a Demand Registration or an Incidental Registration, except for underwriting discounts, commissions and related expenses attributable to the shares of Panavision Common Stock sold by such Holders.


THE 1996 RECAPITALIZATION

     Panavision is a holding company that owns 100% of the non-voting Class A and voting Class B limited partnership units of Panavision International, L.P. ("PILP"). All business operations of the Company are conducted within PILP and other subsidiaries of Panavision. In May 1996, the Company effected a recapitalization (the "1996 Recapitalization"), pursuant to which, for a total of $126.1 million in cash, the Company acquired all of the equity interests in PILP it did not previously own and retired all of PILP's outstanding debt securities. Prior to the 1996 Recapitalization, certain non-controlling partners owned 70% of the non-voting Class A and 30% of the voting Class B limited partnership units of PILP. The non-controlling partners consisted of members of the bank group that provided PILP's prior credit facility and were not otherwise affiliated with the Company, PILP or Warburg. The non-controlling partners acquired their interest in PILP in connection with PILP's prior credit facility. As a result of the 1996 Recapitalization, the Company owns 100% of the outstanding interests of PILP and Warburg and management owned 90% and 10%, respectively, of the common stock of the Company prior to the initial public offering, described below.

     The 1996 Recapitalization was financed by (i) borrowings of $110.0 million under a new credit facility, (ii) funds from working capital and (iii) loans from Warburg and management. The loans consisted of subordinated demand notes of $11,608,000, $580,400, $165,829 and $82,914 issued to Warburg and Messrs.
Scott, Farrand and Marcketta, respectively. These notes were repaid subsequent to the initial public offering. In addition, effective July 1, 1996, Warburg contributed substantially all of the assets of Lee Lighting to the Company as a capital contribution in the amount of $8.0 million and made an additional capital contribution of $0.8 million in cash.

     Prior to the 1996 Recapitalization, the non-controlling partners owned 70% of the non-voting Class A and 30% of the voting Class B limited partnership units. However, since the non-controlling partners had a deficit in their capital accounts at the formation of PILP, such deficit was allocated entirely to the Company as the general partner of PILP. In addition, PILP's losses for 1991 and 1992 and distributions made by PILP to various taxing authorities on behalf of the non-controlling partners were charged to the Company's capital account. In 1993, 1994 and 1995, as PILP generated earnings before the non-controlling partners' interest, a portion of their interest in those earnings was allocated to the Company's capital account to restore the proportionate amount of the non-controlling partners' deficits and distributions for taxes previously charged to the Company's capital account. The significant increase in the non-controlling partners' interest in PILP from $0.9 million in 1994 to $7.3 million in 1995 reflects the substantial completion of the restoration of the Company's capital account. Since the 1996 Recapitalization, no additional provision for non-controlling partners' interest in PILP has been made in the Company's statement of operations.


INITIAL PUBLIC OFFERING

     On November 20, 1996, the Company completed its initial public offering of 4,025,000 shares of Panavision Common Stock at a price of $17 per share which raised net proceeds of $61.6 million. Of the net proceeds from the offering, $47.0 million were used to repay bank debt and approximately $12.9 million were used to repay subordinated notes and accrued interest payable to Warburg and Messrs. Scott, Farrand and Marcketta. The balance of the net proceeds was maintained as working capital for ongoing operations.


RECENT ACQUISITIONS

     On June 5, 1997, the Company completed its acquisition of the Film Services Group ("FSG") from Visual Action Holdings plc (the "FSG Acquisition"). FSG includes camera rental operations that rent primarily non-Panavision manufactured equipment in the United Kingdom, France, Australia and two U.S. cities, Chicago and Dallas, as well as smaller rental operations in New Zealand, Malaysia and Indonesia. The majority of the equipment acquired as a result of these transactions included film cameras, lenses and complementary product accessories which rent to the film production community. The purchase price was approximately $61.0 million and was reduced by the amount of certain debt assumed by the Company.

     The acquisition has been recorded under the purchase method of accounting and the operating results of FSG have been included in the Company's Consolidated Financial Statements since the acquisition date of June 5, 1997. The purchase price and direct acquisition costs have been allocated to the acquired assets and assumed liabilities based on their relative fair values. The Company provided approximately $6.3 million primarily to cover the estimated transaction costs, lease cancellations and severance pay related to the FSG Acquisition. Goodwill of approximately $9.7 million was recognized as part of the transaction and is being amortized over 30 years.

     In July 1996, the Company acquired Lee Lighting, the largest lighting rental company in the United Kingdom. The acquisition was accounted for using the purchase method of accounting and therefore, the results of operations of Lee Lighting since the acquisition date are included in the consolidated results of operations of the Company.


RESULTS OF OPERATIONS

     The following discussion and analysis includes the Company's consolidated historical results of operations for 1998, 1997 and 1996.


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Camera rental revenue increased $13.0 million, or 11.1%, to $130.0 million for the year ended December 31, 1998 from $117.0 million for the year ended December 31, 1997. The increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased camera rental revenue of $14.3 million offset by reduced camera rental revenue at Panavision U.K. of $3.1 million. Camera rental revenue also increased at Panavision Canada by $0.7 million and at Panavision Australia by $1.1 million.

     Lighting rental revenue decreased $3.3 million, or 10.8%, to $27.3 million for the year ended December 31, 1998 from $30.6 million for the year ended December 31, 1997. The decrease was primarily due to decreased lighting rental revenue at Lee Lighting in the U.K. of $2.9 million, Panavision Canada of $0.4 million, Panavision Australia of $0.2 million and Panavision Florida of $0.6 million, offset by an increase in lighting rental revenue of $0.8 million which resulted from the FSG Acquisition in June 1997.

     Sales and other revenue increased $6.3 million, or 21.5%, to $35.6 million for the year ended December 31, 1998 from $29.3 million for the year ended December 31, 1997. This increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased sales and other revenue of $4.8 million, and increased sales and other revenue at Panavision Australia of $0.9 million, Lee Filters of $0.8 million and other small increases throughout the Company, offset by a decrease in sales and other revenue at the Panavision Dallas, Panavision Chicago and Panavision Florida operations of $0.6 million.

     Cost of camera rental increased $10.8 million, or 21.1%, to $62.1 million for the year ended December 31, 1998 from $51.3 million for the year ended December 31, 1997. This increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased cost of camera rental of $6.6 million and an increase in depreciation cost of $4.1 million related to the addition of newly manufactured equipment.

     Cost of lighting rental decreased $0.7 million, or 3.2 %, to $21.5 million for the year ended December 31, 1998 from $22.2 million for the year ended December 31, 1997. This decrease was due to decreased cost of lighting rental at Lee Lighting in the U.K. of $1.0 million, Panavision Canada of $0.1 million and other small decreases of $0.3 million, offset by an increase in cost of lighting rental due to the FSG Acquisition in June 1997, which resulted in increased cost of lighting rental of $0.7 million.

     Cost of sales and other increased $4.0 million, or 23.0%, to $21.4 million for the year ended December 31, 1998 from $17.4 million for the year ended December 31, 1997. This increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased cost of sales and other of $3.1 million and increased cost of sales and other of $0.7 million at the Lee Filters operations, and by other slight increases throughout the Company.

     Gross margin increased $1.8 million, or 2.1%, to $87.8 million for the year ended December 31, 1998 from $86.0 million for the year ended December 31, 1997. The increase was primarily due to the factors discussed above. Total gross margin percentage decreased to 46% in 1998 from 49% in 1997. Camera rental gross margin percentage decreased to 52% in 1998 from 56% in 1997 due to the inclusion of twelve months results of the FSG companies in 1998 as compared to the inclusion of six months results of the FSG companies in 1997. The gross margin percentage for camera rental revenue for the FSG companies is lower than that of the Panavision companies. Lighting rental gross margin percentage decreased to 21% in 1998 from 27% in 1997 due to reduced lighting rental activity at Lee Lighting in the U.K. Sales and other gross margin percentage remained constant at 40% for 1998 and 1997.

     Selling, general and administrative expenses increased $6.8 million, or 14.3%, to $54.4 million for the year ended December 31, 1998 from $47.6 million for the year ended December 31, 1997. This increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased selling, general and administrative expenses of $6.7 million. The remaining increase was due to small increases in operating and personnel costs throughout the Company.

     Research and development expenses were $4.5 million for the years ended December 31, 1998 and 1997.

     Charges in connection with the Panavision Recapitalization of $58.7 million consist of a compensation charge of $48.6 million and a transaction expense charge of $10.1 million recorded in the quarter ended June 30, 1998. The compensation charge resulted from the retirement of options and purchase of converted stock held by directors, officers and other key management upon consummation of the Panavision Recapitalization.

     Net interest expense increased $21.9 million to $28.3 million for the year ended December 31, 1998 from $6.4 million for the year ended December 31, 1997. The increase was due to additional borrowings under the New Credit Agreement and the Notes in connection with the Panavision Recapitalization.

     Net other income and foreign exchange gain (loss) increased $2.2 million to $3.4 million for the year ended December 31, 1998 from $1.2 million for the year ended December 31, 1997. The increase was primarily due to the net gain from the sale of two buildings in the U.K. of $0.8 million, the disposal of equipment in the ordinary course of business and foreign exchange gain of $0.5 million.

     Due to the factors discussed above, the Company had a loss before income taxes of $54.8 million for the year ended December 31, 1998 compared to income before income taxes of $28.7 million for the year ended December 31, 1997.

     The effective tax rates for the years ended December 31, 1998 and 1997 were 0.6% and 32.2%, respectively. The change in the effective tax rate for December 31, 1998 was primarily due to the elimination of federal and state income taxes (other than certain state minimum taxes) as a result of additional interest expense and amortization of deferred charges related to the Panavision Recapitalization. The Company has not reflected a federal tax benefit relating to its losses as it is more likely than not that it will not be able to realize benefit for such losses in the future. In 1997, the effective tax rate was lower than the statutory rate principally due to the reduction in the valuation allowance for deferred tax assets.

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

     Selling, general and administrative expenses increased $16.9 million, or 55.0%, to $47.6 million for the year ended December 31, 1997 from $30.7 million for the year ended December 31, 1996. This increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased selling, general and administrative expenses of $12.7 million, and increased selling, general and administrative expenses at Lee Lighting of $1.7 million, which was primarily related to the comparison of twelve months of Lee Lighting results included in 1997 as compared to six months results in 1996. The remaining increase was also due to small increases in operating and personnel costs throughout the Company and the expensing of $0.3 million for a payroll tax charge related to the exercise of options in December 1997 and the expensing of $0.3 million for legal fees related to the Panavision Recapitalization.

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

     Net interest expense decreased $1.0 million, or 13.5%, to $6.4 million for the year ended December 31, 1997 from $7.4 million for the year ended December 31, 1996. The decrease was primarily due to reduced borrowing during the first six months of 1997 and the difference in rates during 1997 as compared to 1996. The Company's interest expense will increase significantly as a result of the additional debt to be incurred in connection with the successful completion of the Panavision Recapitalization.

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

LIQUIDITY AND CAPITAL RESOURCES

     In connection with the Panavision Recapitalization, the Company entered into a new credit agreement (the "New Credit Agreement"). Borrowings under the New Credit Agreement were used to, among other things, repay existing borrowings under the Old Credit Agreement and finance a portion of the Panavision Recapitalization.

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

     Borrowings under the New Credit Agreement bear interest at a rate per annum equal to the Alternate Base Rate (as defined in the New Credit Agreement) or the Eurodollar Rate (as defined in the New Credit Agreement) plus, in each case, a margin that will be based on the performance of the Company at agreed upon levels. The initial margin on loans under the Revolving Facility and the Tranche A Term Facility is 2.75% for Eurodollar Loans (as defined in the New Credit Agreement) and 1.75% for ABR Loans (as defined in the New Credit Agreement). The initial margin on loans under the Tranche B Term Facility is 3.00% for Eurodollar Loans and 2.00% for ABR Loans. The Company may select interest periods of one, two, three or six months for Eurodollar Loans. At any time when the Company is in default in the payment of any amount of principal due under the New Credit Agreement, such amount will bear interest at 2.00% above the rate otherwise applicable. Overdue interest, fees and other amounts will bear interest at 2.00% above the rate applicable to ABR Loans.

     At December 31, 1998, borrowings under the New Credit Agreement were $240.0 million and $65.0 million for the term facilities and the revolving facility, respectively. The Company's obligations under the New Credit Agreement are secured by substantially all of the Company's assets. The New Credit Agreement requires that the Company meet certain financial tests and other restrictive covenants including maintaining certain total debt, fixed charge and interest coverage ratio levels. As of December 31, 1998, the Company was in compliance with all financial covenants of the New Credit Agreement. The Company's ability to pay dividends to its stockholders is restricted by this agreement.

     In addition to the New Credit Agreement, the Company assumed the obligations of PX Escrow Corp. ("PX Escrow"), a wholly owned subsidiary of PX Holding, under the 95/8% Senior Subordinated Discount Notes due 2006 (the "Notes") issued by PX Escrow for gross proceeds of $150.0 million in an offering which was exempt from registration under the Securities Act of 1933, as amended.

     The Notes, which have a principal amount at maturity of $217.9 million, were issued at a discount representing a yield to maturity of 95/8%. Except as described below, there are no periodic payments or interest on the Notes through February 1, 2002. Thereafter, the Notes will bear interest at a rate of 95/8% per annum, payable semi-annually on February 1 and August 1 of each year, commencing August 1, 2002.

     On October 8, 1998, the Company filed a registration statement under the Securities Act of 1933, as amended, related to an offer to exchange (the "Exchange Offer") the Notes for a like principal amount of notes (the "New Notes") with substantially identical terms. The Exchange Offer was consummated on November 13, 1998.

     The Company has used the net proceeds from the PX Stock Purchase, borrowings under the New Credit Agreement and the net proceeds from the issuance of the Notes to retire existing indebtedness, fund the payment of the cash consideration and the fees and expenses in connection with the Panavision Recapitalization transaction and to provide working capital for the Company.

     In conjunction with the purchase of the Film Services Group of Visual Action Holdings plc on June 5, 1997, the Company entered into a credit agreement (the "Old Credit Agreement") with Chase Manhattan Bank for a maximum aggregate amount of $150.0 million. The Credit Agreement provided for a term loan in the amount of $60.0 million and a revolving credit commitment of up to $90.0 million. Borrowings under this agreement were used to fund the FSG Acquisition, refinance loans outstanding under the previous credit agreement and provide funds for general corporate purposes. On June 4, 1998, all outstanding debt under the Old Credit Agreement was repaid as part of the Panavision Recapitalization. In conjunction with the repayment, the Company recorded a non-cash charge of $1.7 million to write off unamortized deferred financing costs related to the Old Credit Agreement.

     The following table sets forth certain information from the Company's Consolidated Statements of Cash Flows for the years indicated (in thousands):

                                            YEAR ENDED DECEMBER 31,
                                  -------------------------------------------
                                      1998            1997           1996
                                  ------------   -------------   ------------
Net cash provided by (used in):
Operating activities ..........    $  40,705      $   50,500      $  26,432
Investing activities ..........      (43,613)       (107,506)       (33,472)
Financing activities ..........        1,934          57,589        (14,296)

     For the year ended December 31, 1998, cash provided by operating activities was $40.7 million. Net loss of $55.1 million, adjusted for depreciation and amortization of $46.3 million, and adjusted for charges in connection with the Panavision Recapitalization of $58.7 million, provided $49.9 million, which was decreased by $9.2 million from the net change in non-cash working capital and miscellaneous items. Total investing activities of $43.6 million were comprised of capital expenditures of $50.0 million, offset by $6.4 million of proceeds received from the disposition of fixed assets. The majority of the capital expenditures were used to manufacture camera rental systems. Cash provided by financing activities was $1.9 million. Borrowings of $463.2 million and the contribution by Mafco of $154.4 million were used to repay outstanding borrowings under the Old Credit Agreement of $129.2 million in the second quarter and to redeem and retire stock options (net of the proceeds from the exercise of options) of $481.5 million. In addition, $3.9 million was used to re-pay a portion of borrowings under the Old Credit Agreement during the first quarter of 1998.

     For the year ended December 31, 1997, cash provided by operating activities was $50.5 million. Net income of $19.5 million, adjusted for depreciation and amortization of $26.6 million, provided $46.1 million, which was partially offset by a use of $4.4 million from the net change in non-cash working capital and miscellaneous items. Total cash used in investing activities of $107.5 million was comprised of capital expenditures of $46.7 million, offset by $1.7 million of proceeds received from the disposition of certain equipment. The majority of the capital expenditures were used to manufacture camera rental systems and to purchase other rental equipment. The net investing activities also reflect a use of $58.7 million for business acquisitions, a use of $5.1 million due to changes in other long-term assets and a source of $1.3 million from the disposition of the Company's investment in Aaton, a French camera manufacturing company. Cash provided in financing activities of $57.6 million was comprised of additional net borrowings of $63.8 million, primarily related to the FSG Acquisition, offset by loans due from officers and key employees of $7.1 million, and proceeds from the exercise of options of $0.9 million.

     For the year ended December 31, 1996, cash provided by operating activities was $26.4 million. Net income of $13.3 million, adjusted for depreciation and amortization of $19.2 million and the non-controlling partners' interest in PILP of $4.5 million, provided $37.0 million, which was partially offset by a use of $10.6 million from the net change in non-cash working capital and miscellaneous items. Total investing activities of $33.5 million were comprised of capital expenditures of $27.8 million, offset by $1.4 million of proceeds received from the disposition of certain equipment. The majority of the capital expenditures were used to manufacture camera rental systems and to purchase other rental equipment, with approximately $1.2 million incurred to complete the leasehold improvements at the new facility in Woodland Hills. The net investing activities also reflect a benefit of $1.0 million for cash on the balance sheet of Lee Lighting, which was acquired in July 1996. In addition, $8.1 million was used to acquire the non-controlling partners' interest in PILP in connection with the 1996 Recapitalization. Cash used in financing activities of $14.3 million was comprised of the reduction in outstanding borrowings in connection with the 1996 Recapitalization and $1.5 million of distributions to taxing authorities on behalf of the partners in PILP.

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

     Panavision is a holding company whose only material asset is the capital stock of and partnership interests in its subsidiaries. Panavision's principal business operations are conducted by its subsidiaries, and Panavision has no operations of its own. Accordingly, Panavision's only source of cash to pay its obligations is expected to be distributions with respect to its ownership interests in its subsidiaries. There can be no assurance that Panavision's subsidiaries will generate sufficient cash flow to pay dividends or distribute funds to Panavision or that applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, will permit such dividends or distributions.


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


MARKET RISK

     Panavision is exposed to market risk from changes in foreign currency exchange rates and interest rates, which could impact its business, results of operations and financial condition. The Company manages its exposure to these market risks through its regular operating and financing activities.

     As of December 31, 1998 and 1997, Panavision's primary net foreign currency market exposures include the British pound, French franc, Canadian dollar, Australian dollar and the New Zealand dollar.

At the present time, the Company does not generally hedge against foreign currency fluctuation. Management does not foresee nor expect any significant changes in foreign currency exposure in the near future. However, with the introduction of the Euro as a common currency for members of the European Monetary Union scheduled to take place in the Company's fiscal year 1999, the Company has been unable to determine what impact, if any, the Euro will have on foreign exchange exposure.


     The Company continues to monitor the effects of weakened financial conditions in the Asia Pacific and other regions and the impact that such conditions may have on revenue, operating expenses, the valuation of intercompany balances and on the worldwide economy. Although the Company has not experienced significant losses to date, such losses, if incurred, could have a material adverse impact on the Company's business, operating results, and financial position.


     As of December 31, 1998 and 1997, a 10% appreciation in foreign currency exchange rates from the prevailing market rates would increase the related net unrealized gain by $1.6 million and $1.2 million, respectively. Conversely, a 10% depreciation in these currencies from the prevailing market rates would decrease the related net unrealized gain by $1.7 million and $1.3 million, as of December 31, 1998 and 1997, respectively.


     The Company is exposed to changes in interest rates on its variable rate debt. A hypothetical 10% increase in the interest rates applicable to 1998 and 1997 would have resulted in an increase to interest expense of approximately $1.8 million and $0.7 million, respectively. Conversely, a hypothetical 10% decrease in the interest rates applicable to 1998 and 1997 would have decreased interest expense by approximately $1.8 million and $0.7 million, respectively. At December 31, 1998, the Company believes that the carrying value of its amounts payable under the New Credit Agreement approximate fair value based upon current yields for debt issues of similar quality and terms.


     The fair value of Panavision's fixed rate long-term debt is sensitive to changes in interest rates. Based upon a hypothetical 10% increase in the interest rate, the market value of the Company's fixed rate debt would be impacted by a decrease of approximately $4.5 million at December 31, 1998. Conversely, a 10% decrease in the interest rate would result in an increase in market value of approximately $4.7 million. Management does not foresee nor expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed in the future.


     Panavision manages its fixed and floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost-effective manner, the Company, from time to time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based upon agreed upon notional amounts. Panavision had no interest rate swap agreements in effect at December 31, 1998. Management does not foresee nor expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed.


     Under the Old Credit Agreement, the Company had an interest rate protection agreement to protect the Company from LIBOR increases. The agreement covered a notional amount of $50.0 million, which expired on June 10, 1998 and protected the Company from LIBOR increases above 7.37%. Since the floor for this agreement was 5.50%, in the event of a LIBOR reduction below this floor, there would have been no benefit to the Company. At December 31, 1997, the interest rate under the Old Credit Agreement was 7.25%. This interest rate protection agreement was terminated when the related obligation was repaid on June 4, 1998, as part of the Panavision Recapitalization.

YEAR 2000 COMPLIANCE

     The Year 2000 problem is the result of computer programs that were written using two digits rather than four to define the applicable year. Accordingly, computer programs that have time-sensitive software may recognize a date using '00' as the year 1900 rather than the year 2000. This could result in complete system failure or improper operation of systems, such as miscalculations. Potential problems of this nature could cause disruptions to operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar activities. To address the Year 2000 issues, the Company is using a multi-phased concurrent approach. The phases include awareness, assessment, remediation, validation and implementation.

     The Company has completed its awareness and assessment phases of the Year 2000 project at all owned-and-operated locations. These phases centered on the collection of information worldwide relative to system hardware, software and programming issues which would need modification or replacement to ensure Year 2000 compliance. The assessment phase of the project with respect to the Company's major customers and vendors is viewed as an ongoing process. The Company has received a majority of the responses to its original information requests circulated in 1998. However, the Company continues to request and review updated information from certain key vendors and customers regarding the continuing progress of their Year 2000 projects. At this time, the Company does not believe that the costs associated with the Year 2000 issues applicable to our vendors and customers will be material.

     The remediation and validation phases of the project are complete as they relate to the main computer system and programs in operation at the Company's headquarters in Woodland Hills, California. The main accounting software and proprietary rental tracking software have been corrected to allow for the Year 2000 issues. At most other entities, the remediation phase is substantially complete and we are well into the validation phase. Both of these phases are expected to be complete prior to June 30, 1999. The Company also anticipates completing the validation phase relative to its major vendors and customers prior to June 30, 1999. At that time, if there are key vendors who are not Year 2000 compliant, the Company's contingency plan is to locate replacement vendors whose operations are Year 2000 compliant.

     The Company estimates that it will have completed the implementation phase relative to its internal systems and computer programs prior to June 30, 1999. The Company currently believes that it will be able to modify, replace or mitigate its affected systems in time to avoid any material detrimental impact on its operations.

     The Company has incurred immaterial costs to date relative to Year 2000 issues. At this time, the Company does not believe that the upgrade costs necessary for equipment and software will be material. The Company estimates that future costs associated with Year 2000 issues may be approximately $500,000.

     While the Company is not presently aware of any significant exposure relative to its systems not being properly remediated in a timely manner, there can be no assurance that all Year 2000 remediation processes will be completed and properly tested before the Year 2000, or that contingency plans will sufficiently mitigate the risk of a Year 2000 readiness problem. If the Company determines that it may be unable to remediate and properly test affected systems in a timely manner, the Company intends to develop appropriate contingency plans for any critical systems at the time such determination is made. An interruption of the Company's ability to conduct its business, due to a Year 2000 readiness problem, could have a material adverse effect on the Company. However, the amount of potential liability and lost revenue, if any, cannot be reasonably estimated at this time nor can the Company identify specifically the most likely worst-case scenario.


FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K for the year ended December 31, 1998, as well as certain of the Company's other public documents and statements and oral statements, contain forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon safe harbor provisions of Private

Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements.


     In addition to factors described in the Company's Securities and Exchange Commission filings and others, the following factors could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (i) fewer than anticipated film starts in North America and Europe; (ii) more film starts using smaller, less expensive camera packages; (iii) an inability to execute the Company's growth strategy of increasing available equipment, developing technologically superior equipment and expanding its market share; and (iv) difficulties, delays or unanticipated costs in achieving Year 2000 compliance or unanticipated consequences from non-compliance by the Company or one or more of its customers, suppliers or other strategic business partners. The Company assumes no responsibility to update the forward-looking statements contained in this release.


     Panavision Inc. is a leading designer and manufacturer of high-precision film camera systems, comprising cameras, lenses and accessories for the motion picture and television industries. Panavision systems are rented through its domestic and international owned-and-operated facilities and agent network.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     An index to financial statements and required financial statement schedules is set forth in Item 14(a).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     None.


                                   PART III


     The information required by Items 10, 11, 12 and 13 are included in the Company's 1999 definitive proxy statement under the captions "Director Nominees," "Executive Compensation," "Security Ownership of Certain Beneficial Holders," and "Certain Relationships and Related Transactions." Such information is incorporated herein by reference, pursuant to General Instruction G (3).

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


   EXHIBIT
    NUMBER          DESCRIPTION
   --------         -----------
  (a)(1) & (2)      The consolidated financial statements and consolidated financial statement schedule filed as part of this Annual Report on Form 10-K can be found beginning on page F-1.

  (a)(3)            See below

     (b)            Reports on Form 8-K
                    During the fourth quarter of 1998, the Company did not file any Current Reports on
                    Form 8-K.

     (c)            Exhibits

      3.            CERTIFICATE OF INCORPORATION AND BY-LAWS

      3.1*          Restated Certificate of Incorporation of the Company.

      3.2*          Restated By-Laws of the Company.

                    INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES.

      4.1**         Indenture, dated as of February 11, 1998, between PX Escrow and The Bank of New
                    York, as Trustee, relating to the Company's 95/8% Senior Subordinated Discount Notes
                    Due 2006 (the "Indenture").

      4.2**         First Supplemental Indenture dated June 4, 1998, among PX Escrow, the Company and the Trustee, amending the Indenture.

      4.3           Credit Agreement, dated June 4, 1998, among Panavision Inc., the several lenders named therein, Chase Securities Inc., as Advisor and Arranger, and The Chase
                    Manhattan Bank, as Administrative Agent (incorporated herein by reference to the identically numbered exhibit from the Company's Current Report on Form 8-K dated
                    June 4, 1998 and filed with the Securities and Exchange Commission on June 19, 1998).

      4.4           Assumption Agreement, dated as of June 4, 1998, between PX Escrow Corporation and Panavision Inc. (incorporated herein by reference to the identically numbered exhibit from the Company's Current Report on Form 8-K dated June 4, 1998 and filed with the Securities and Exchange Commission on June 19, 1998).

      4.5           Registration Rights Agreement, dated as of June 5, 1998, between Panavision Inc. and
                    PX Holding Corporation.

      4.6           First Amendment, dated as of September 30, 1998, to the Credit Agreement among
                    Panavision Inc., the several lenders named therein, Chase Securities Inc., as Advisor and Arranger, and The Chase Manhattan Bank, as Administrative Agent.

     10.            MATERIAL CONTRACTS.

     10.1           Panavision Inc. 1999 Stock Option Plan (incorporated herein by reference from the
                    Company's 1999 Definitive Proxy Statement).

     10.2           Panavision Inc. 1999 Executive Incentive Compensation Plan (incorporated herein by reference from the Company's 1999 Definitive Proxy Statement).

     10.3           Employment Agreement, dated as of January 1, 1999, between Panavision Inc. and
                    John S. Farrand.

     10.4*          Lease, dated June 13, 1995, between the Company and Trizec Warner Inc.

     10.5           Employment Agreement, dated as of January 1, 1999, between Panavision Inc. and
                    Joseph P. Page.

 EXHIBIT
  NUMBER       DESCRIPTION
 --------      -----------
   10.7        Agreement, dated May 18, 1997, among Visual Action Holdings plc, Panavision Europe
               Limited and the Company (incorporated herein by reference to Exhibit 2.1 to the
               Company's Current Report on Form 8-K/A Amendment No. 1 to Form 8-K dated
               June 5, 1997).

   10.8        Agreement, dated May 18, 1997, between Visual Action Holdings plc and the Company
               (incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on
               Form 8-K/A Amendment No. 1 to Form 8-K dated June 5, 1997).

   10.9        Stock Purchase Agreement, dated May 18, 1997, among Visual Action Holdings, Inc.,
               Visual Action Holdings plc and the Company (incorporated herein by reference to
               Exhibit 2.3 to the Company's Current Report on Form 8-K/A Amendment No. 1 to
               Form 8-K dated June 5, 1997).

   10.10       Credit Agreement, dated June 5, 1997, among Panavision International, L.P., the subsidiary guarantors and the lenders listed therein, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the
               Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

   10.11       Agreement of Recapitalization and Merger, dated as of December 18, 1997, by and among PX Holding Corporation, PX Merger Corporation and the Company
               (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on
               Form 8-K dated December 18, 1997).

   10.12       Voting and Stockholders Agreement, dated as of December 18, 1997, by and among
               Warburg Pincus Capital Company, L.P., the Company and Mafco Holdings Inc.
               (incorporated by reference to Exhibit 10.2 to the Company's Current Report of Form
               8-K dated December 18, 1997).

   10.13**     Registration Agreement dated as of February 11, 1998 by and among PX Escrow and
               Credit Suisse First Boston Corporation and Schroder & Co. Inc.

   10.14       Amended and Restated Voting and Stockholders Agreement dated as of April 16,
               1998, by and among Warburg Pincus Capital Company, L.P., Panavision Inc., and Mafco
               Holdings Inc. (incorporated herein by reference from the Company's Definitive Proxy
               Statement filed with the Securities and Exchange Commission on May 6, 1998).

   10.15       Stock Purchase Agreement, dated as of February 1, 1999, between PX Holding
               Corporation and Warburg, Pincus Capital Company, L.P.

   10.16       Tax Sharing Agreement, dated as of February 1, 1999, between Mafco Holdings Inc.
               and Panavision Inc.

   21.         SUBSIDIARIES.

   21.1        Subsidiaries of the Company.

   23.         CONSENTS

   23.1        Consent of Ernst & Young LLP

   24.         POWERS OF ATTORNEY.

   24.1        Power of Attorney executed by Ronald O. Perelman

   24.2        Power of Attorney executed by William C. Scott

   24.3        Power of Attorney executed by Martin D. Payson

   24.4        Power of Attorney executed by Howard Gittis

   24.5        Power of Attorney executed by James R. Maher

   24.6        Power of Attorney executed by Kenneth Ziffren

   EXHIBIT
    NUMBER    DESCRIPTION
  ---------   -----------
     27.      Financial Data Schedule.

     99.      MISCELLANEOUS.

     99.1*    Press Release of Panavision Inc. dated June 4, 1998 (incorporated herein by reference to the identically numbered exhibit from the Company's Current Report on Form 8-K dated June 4, 1998 and filed with the Securities and Exchange Commission on June 19,
              1998).

----------
 * Incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, Registration No. 333-12235.

** Incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, Registration No. 333-59363.

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                            PANAVISION INC.


                                            By:  /S/     JOHN S. FARRAND
Date: March 19, 1999                           --------------------------------
                                                         John S. Farrand
                                                  President and Chief Executive
                                                      Officer and Director


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


            SIGNATURE                            TITLE                      DATE
           -----------                          -------                    ------
/s/           *                    Chairman of the Board and          March 19, 1999
-----------------------------      Director
      Ronald O. Perelman

/s/     JOSEPH P. PAGE             Vice Chairman, Director, Chief     March 19, 1999
-----------------------------      Administrative Officer and
        Joseph P. Page             acting Chief Financial Officer

/s/ CHRISTOPHER M.R. PHILLIPS      Vice President -- Finance and      March 19, 1999
-----------------------------      Secretary and Principal
    Christopher M.R. Phillips      Accounting Officer

/s/           *                    Director                           March 19, 1999
-----------------------------
      William C. Scott

/s/           *                    Director                           March 19, 1999
-----------------------------
      Martin D. Payson

/s/           *                    Director                           March 19, 1999
-----------------------------
        Howard Gittis

/s/           *                    Director                           March 19, 1999
-----------------------------
       James R. Maher

/s/           *                    Director                           March 19, 1999
-----------------------------
       Kenneth Ziffren

* Christopher M. R. Phillips, by signing his name hereto, does hereby execute this Form 10-K on behalf of the directors of the Registrant indicated above by asterisks, pursuant to powers of attorney duly executed by such directors and filed as exhibits to the Form 10-K.


                                         By:  /S/  CHRISTOPHER M. R. PHILLIPS
                                            -----------------------------------
                                                 Christopher M. R. Phillips
                                                      Attorney-in-fact

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE

                                                                                          PAGE
                                                                                          ----
Report of Ernst & Young LLP, Independent Auditors ........................................ F-2

Consolidated Statements of Operations--Years Ended December 31, 1998, 1997 and 1996 ...... F-3

Consolidated Balance Sheets--December 31, 1998 and 1997 .................................. F-4

Consolidated Statements of Stockholders' Equity/(Deficiency)--Years Ended December 31,
  1998, 1997 and 1996 .................................................................... F-5

Consolidated Statements of Cash Flows--Years Ended December 31, 1998, 1997 and 1996 ...... F-6

Notes to Consolidated Financial Statements ............................................... F-7


Financial Statement Schedule:

   Schedule II--Valuation and Qualifying Accounts and Reserves ........................... S-1

     All other schedules are omitted because they are not required by the regulations or related instructions or are not applicable.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Panavision Inc.


     We have audited the accompanying consolidated balance sheets of Panavision Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity/(deficiency), and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.


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


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Panavision Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.








                                                              ERNST & YOUNG LLP


Los Angeles, California
February 16, 1999

                                PANAVISION INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------------
                                                                             1998          1997        1996
                                                                        -------------- ----------- ------------
Camera rental .........................................................   $  130,019    $117,028     $ 89,785
Lighting rental .......................................................       27,270      30,562       14,917
Sales and other .......................................................       35,597      29,273       19,936
                                                                          ----------    --------     --------
Total rental revenue and sales ........................................      192,886     176,863      124,638
Cost of camera rental .................................................       62,128      51,271       37,276
Cost of lighting rental ...............................................       21,505      22,169        9,847
Cost of sales and other ...............................................       21,435      17,439       12,350
                                                                          ----------    --------     --------
Gross margin ..........................................................       87,818      85,984       65,165
Selling, general and administrative expenses ..........................       54,405      47,575       30,688
Research and development expenses .....................................        4,539       4,494        4,310
Charges in connection with the Panavision Recapitalization
 (see Note 2) .........................................................       58,726          --           --
                                                                          ----------    --------     --------
Operating income (loss) ...............................................      (29,852)     33,915       30,167
Interest income .......................................................        3,234         484          747
Interest expense ......................................................      (31,550)     (6,869)      (8,182)
Foreign exchange gain (loss) ..........................................          439        (105)         368
Other, net ............................................................        2,930       1,315       (1,793)
                                                                          ----------    --------     --------
Income (loss) before non-controlling partners' interest in PILP and
 income taxes .........................................................      (54,799)     28,740       21,307
Non-controlling partners' interest in PILP ............................           --          --       (4,500)
                                                                          ----------    --------     --------
Income (loss) before income taxes .....................................      (54,799)     28,740       16,807
Income tax provision ..................................................         (322)     (9,252)      (3,536)
                                                                          ----------    --------     --------
Net income (loss) .....................................................   $  (55,121)   $ 19,488     $ 13,271
                                                                          ==========    ========     ========
Basic earnings (loss) per share .......................................   $    (4.35)   $   1.07     $    .94
                                                                          ==========    ========     ========
Diluted earnings (loss) per share .....................................   $    (4.35)   $   1.03     $    .84
                                                                          ==========    ========     ========
Shares used in computation--Basic .....................................       12,673      18,174       14,130
Shares used in computation--Diluted ...................................       12,673      19,012       15,733

                            See accompanying notes.

                                PANAVISION INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                             DECEMBER 31,
                                                                     -----------------------------
                                                                          1998            1997
                                                                     -------------   -------------
                             ASSETS
Current assets:
 Cash and cash equivalents .......................................    $    9,772       $  11,020
 Accounts receivable (net of allowance of $3,391 in 1998 and
   $3,959 in 1997) ...............................................        28,716          25,645
 Inventories .....................................................         9,648           8,540
 Prepaid expenses ................................................         3,142           2,968
 Notes receivable from officers and key employees ................            --           7,115
 Income tax receivable ...........................................         1,678           3,423
 Other current assets ............................................           415           2,566
                                                                      ----------       ---------
Total current assets .............................................        53,371          61,277
Property, plant and equipment, net ...............................       213,306         199,038
Deferred tax assets ..............................................            --           2,329
Goodwill .........................................................         9,858           9,859
Other ............................................................        15,222           9,434
                                                                      ----------       ---------
Total assets .....................................................    $  291,757       $ 281,937
                                                                      ==========       =========
        LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)
Current liabilities:
 Accounts payable ................................................    $    7,470       $   9,819
 Accrued liabilities .............................................        20,794          23,745
 Deferred tax liabilities ........................................            --           5,387
 Current maturities of long-term debt ............................         4,814           5,383
                                                                      ----------       ---------
Total current liabilities ........................................        33,078          44,334

Long-term debt ...................................................       463,605         119,999
Deferred tax liabilities .........................................         6,862           6,217
Other liabilities ................................................         1,977           1,943

Commitments and contingencies
Stockholders' equity/(deficiency):
 Preferred stock, $.01 par value; 2,000 shares authorized; no
   shares issued and outstanding .................................            --              --
 Common stock, $.01 par value; 50,000 shares authorized; 8,056 shares issued and outstanding at December 31, 1998, and
   18,929 shares issued and outstanding at December 31, 1997 .....            81             189
 Additional paid-in capital ......................................       168,032          77,053
 Retained earnings (accumulated deficit) .........................      (379,264)         34,463
 Accumulated other comprehensive loss ............................        (2,614)         (2,261)
                                                                      ----------       ---------
Total stockholders' equity/(deficiency) ..........................      (213,765)        109,444
                                                                      ----------       ---------
Total liabilities and stockholders' equity/(deficiency) ..........    $  291,757       $ 281,937
                                                                      ==========       =========

                            See accompanying notes.

                                PANAVISION INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIENCY)
                                 (IN THOUSANDS)




                                             COMMON STOCK
                                       ------------------------
                                                                                RETAINED      ACCUMULATED
                                        SHARES ISSUED            ADDITIONAL     EARNINGS         OTHER       STOCKHOLDERS'
                                             AND                   PAID-IN    (ACCUMULATED   COMPREHENSIVE      EQUITY/
                                         OUTSTANDING    AMOUNT     CAPITAL      DEFICIT)     INCOME (LOSS)   (DEFICIENCY)
                                       --------------- -------- ------------ -------------- --------------- --------------
Balance at January 1, 1996 ...........      13,706      $  137   $   4,863     $    1,704      $   (248)      $    6,456
 Comprehensive income:
   Net income ........................          --          --          --         13,271            --           13,271
   Foreign currency translation
    adjustment, net of tax ...........          --          --          --             --         2,001            2,001
                                                                                                              ----------
 Comprehensive income ................                                                                            15,272
                                                                                                              ==========
 Compensation recorded in
   connection with shares issued
   to officers .......................         424           4         891             --            --              895
 Net proceeds from initial public
   offering ..........................       4,025          40      61,585             --            --           61,625
 Contribution of Lee Lighting
   assets ............................          --          --       8,000             --            --            8,000
 Contribution from Warburg ...........          --          --         770             --            --              770
                                            ------      ------   ---------     ----------      --------       ----------
Balance at December 31, 1996 .........      18,155         181      76,109         14,975         1,753           93,018
 Comprehensive income:
   Net income ........................          --          --          --         19,488            --           19,488
   Foreign currency translation
    adjustment, net of tax ...........          --          --          --             --        (4,014)          (4,014)
                                                                                                              ----------
 Comprehensive income ................                                                                            15,474
                                                                                                              ==========
 Exercise of options .................         774           8         944             --            --              952
                                            ------      ------   ---------     ----------      --------       ----------
Balance at December 31, 1997 .........      18,929         189      77,053         34,463        (2,261)         109,444
 Comprehensive loss:
   Net loss ..........................          --          --          --        (55,121)           --          (55,121)
   Foreign currency translation
    adjustment, net of tax ...........          --          --          --             --          (353)            (353)
                                                                                                              ----------
 Comprehensive loss ..................                                                                           (55,474)
                                                                                                              ==========
 Contribution from Mafco .............       5,784          58     154,319             --            --          154,377
 Contribution from Warburg ...........          --          --       3,041             --            --            3,041
 Purchase of shares and
   retirement of options .............     (16,657)       (166)    (66,381)      (358,606)           --         (425,153)
                                           -------      ------   ---------     ----------      --------       ----------
Balance at December 31, 1998 .........       8,056      $   81   $ 168,032     $ (379,264)     $ (2,614)      $ (213,765)
                                           =======      ======   =========     ==========      ========       ==========

                            See accompanying notes.

                                PANAVISION INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                   YEAR ENDED DECEMBER 31,
                                                                         -------------------------------------------
                                                                              1998           1997           1996
OPERATING ACTIVITIES                                                     -------------   ------------   ------------
Net income (loss) ....................................................    $  (55,121)     $   19,488     $   13,271
 Adjustments to derive net cash provided by operating activities:
  Depreciation and amortization ......................................        33,161          26,573         19,203
  Deferred income taxes ..............................................          (903)          6,701         (2,031)
  Amortization of discount on subordinated notes .....................        13,105              --             --
  Charges in connection with the Panavision Recapitalization .........        58,726              --             --
  Gain on sale of property and equipment .............................        (2,526)           (947)          (928)
  Gain from disposition of investment ................................            --            (328)            --
  Non-controlling partners' interest in PILP .........................            --              --          4,500
  Stock compensation expense .........................................            --              --            895
 Changes in operating assets and liabilities, net of the effect of acquisitions:
  Accounts receivable ................................................        (3,071)          7,305         (6,644)
  Inventories ........................................................        (1,108)           (692)          (147)
  Prepaid expenses and other current assets ..........................         2,212          (1,832)          (377)
  Accounts payable ...................................................        (2,349)         (2,030)        (4,004)
  Accrued liabilities ................................................        (3,179)         (4,539)           683
 Other, net ..........................................................         1,758             801          2,011
                                                                          ----------      ----------     ----------
Net cash provided by operating activities ............................        40,705          50,500         26,432

INVESTING ACTIVITIES
 Acquisition of non-controlling partners' interest in PILP ...........            --              --         (8,126)
 Capital expenditures ................................................       (49,992)        (46,732)       (27,816)
 Proceeds from dispositions of fixed assets ..........................         6,379           1,730          1,444
 Proceeds from disposition of investment .............................            --           1,253             --
 Business acquisitions, net of cash acquired .........................            --         (58,684)         1,026
 Change in other assets ..............................................            --          (5,073)            --
                                                                          ----------      ----------     ----------
Net cash used in investing activities ................................       (43,613)       (107,506)       (33,472)

FINANCING ACTIVITIES
 Distributions to non-controlling partners in PILP ...................            --              --         (1,523)
 Borrowings under notes payable and credit agreement .................       463,248          73,631        110,000
 Repayments of notes payable and credit agreement ....................      (133,141)         (9,014)      (176,166)
 Net proceeds from initial public offering ...........................            --              --         61,625
 Proceeds from exercise of options ...................................            --             952             --
 Contribution from Mafco .............................................       154,377              --             --
 Contribution from Warburg ...........................................         3,041              --            770
 Redemption and retirement of stock and stock options. ...............      (481,544)             --             --
 Deferred financing costs ............................................       (11,162)           (865)        (1,469)
 Notes receivable from officers and key employees ....................         7,115          (7,115)            --
 Repayment of notes payable to affiliates ............................            --              --         (7,533)
                                                                          ----------      ----------     ----------
Net cash provided by (used in) financing activities ..................         1,934          57,589        (14,296)
Effect of exchange rate changes on cash ..............................          (274)           (192)           280
                                                                          ----------      ----------     ----------
Net increase (decrease) in cash and cash equivalents .................        (1,248)            391        (21,056)
Cash and cash equivalents at beginning of period .....................        11,020          10,629         31,685
                                                                          ----------      ----------     ----------
Cash and cash equivalents at end of period ...........................    $    9,772      $   11,020     $   10,629
                                                                          ==========      ==========     ==========
SUPPLEMENTAL CASH FLOW INFORMATION
 Interest paid during the period .....................................    $   17,042      $    6,417     $    8,670
 Income taxes paid during the period .................................    $    2,369      $    2,874     $    4,267

                             See accompanying notes

                                PANAVISION INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


 Description of Business and Basis of Presentation

     Panavision Inc. ("Panavision" or the "Company"), a majority owned subsidiary of Mafco Holdings Inc. ("Mafco" or "Parent") commenced operations effective June 1, 1991. Prior to the Panavision Recapitalization (See Note 2) and the 1996 Recapitalization transaction described below, Panavision owned 100% of the general partnership interests, 30% of the non-voting Class A limited partnership interests and 70% of the voting Class B limited partnership interests in Panavision International, L.P. ("PILP"), a Delaware limited partnership. PILP was formed effective June 1, 1991 to own and operate the camera rental and lighting filters business previously owned by Lee International Inc. ("LII"), an affiliated company. This transaction was recorded on a historical cost basis. All of the Company's operations are conducted through PILP and its subsidiaries.

     The consolidated financial statements include the accounts of Panavision, PILP and PILP's majority-owned subsidiaries. All significant intercompany amounts and transactions have been eliminated.

     Certain amounts in previously issued financial statements have been reclassified to conform to the 1998 presentation.

     Panavision is a leading designer, manufacturer and supplier of high-precision film camera systems, comprising cameras, lenses and accessories, for the motion picture and television industries. The Company rents its products through its owned-and-operated facilities in North America, Europe, and the Asia Pacific region, as well as through a worldwide agent network. In addition to manufacturing and renting camera systems, the Company also rents lighting, lighting grip, power distribution, generation and related transportation equipment and sells lighting filters and other color correction and diffusion filters.


 The 1996 Recapitalization

     In May 1996, the Company effected a recapitalization (the "1996 Recapitalization"), pursuant to which it acquired all of PILP's limited partnership units it did not previously own and retired all of PILP's outstanding debt securities, other than those owned by Warburg, Pincus, Capital Company, L.P. ("Warburg"), for a total of $126.1 million in cash. As part of the 1996 Recapitalization, Warburg, and senior management loaned the Company $12.5 million in the form of subordinated debt, and the Company borrowed $110.0 million through a credit arrangement with a group of banks. The balance of the funds required came from the Company's cash on hand. As a result of the 1996 Recapitalization, the Company owns all of the general and limited partnership units in PILP. During November 1996, Panavision Inc. completed an initial public offering of its common stock. A portion of the offering proceeds were used to retire the loans from Warburg and senior management. The remainder was contributed to PILP and used to pay down a portion of the Company's bank borrowings.


 Non-controlling Partners' Interest in PILP

     The non-controlling partners' interest in PILP represents 70% of the non-voting Class A limited partnership units and the 30% voting Class B limited partnership units which Panavision did not own prior to the 1996 Recapitalization. The PILP partnership agreement included provisions for the allocation of the partnership earnings and losses between Panavision and the non-controlling partners. However, since the non-controlling partners had a deficit in their partnership capital accounts as of the inception of PILP, such deficit was allocated to Panavision, as were PILP's losses for 1991 and 1992. Certain other distributions made by PILP, in each year for tax payments, have all been charged against Panavision's interest in PILP and as a reduction of income in the accompanying consolidated financial statements. Accordingly, as required under generally accepted accounting principles, the non-controlling partners'

                                PANAVISION INC.

                               DECEMBER 31, 1998


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

share of PILP's income for 1993, 1994 and 1995 has been reduced to the extent of such deficit, losses and distributions. As previously described, in connection with the 1996 Recapitalization, Panavision has acquired the non-controlling partners' equity in PILP.


 Translation of Foreign Currencies

     The functional currency for the Company's foreign subsidiaries is the local currency. All assets and liabilities denominated in foreign functional currencies are translated into U.S. dollars at rates of exchange in effect at the balance sheet date. Statement of operations items are translated at the average rate of exchange prevailing during the period. Translation gains and losses are recorded as a component of accumulated other comprehensive income/(loss) on the Company's statement of stockholders' equity/(deficiency). Gains and losses resulting from transactions in other than functional currencies are reflected in operating results.


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

     Depreciation is provided principally over the following useful lives:



        Buildings and improvements ......... 10--30 years
        Rental assets ......................  5--20 years
        Machinery and equipment ............  5--10 years
        Furniture and fixtures .............  5--10 years

 Goodwill and Other Intangibles

     Goodwill recognized in business combinations accounted for as purchases is being amortized primarily over 30 years. As of December 31, 1998 and 1997 goodwill is $9.9 million and $9.9 million net of accumulated amortization of $0.5 million and $0.2 million, respectively. Goodwill amortization expense amounted to $0.3 million and $0.2 million for 1998 and 1997, respectively. Goodwill is primarily related to the FSG Acquisition on June 5, 1997.

                                PANAVISION INC.

                               DECEMBER 31, 1998


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Other intangibles such as patents and trademarks are included on the balance sheet as a component of other assets and are being amortized on a straight-line basis over their estimated useful lives ranging from 5 to 12 years. Amortization expense amounted to $0.1 million, $0.2 million and $0.3 million for 1998, 1997 and 1996, respectively. Accumulated amortization was $5.6 million and $5.5 million at December 31, 1998 and 1997, respectively.


 Accounting for Long-Lived Assets

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Long-lived assets, such as buildings, equipment and intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of these assets may not be recoverable.


 Accounting for the Costs of Computer Software

     In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained For Internal Use" ("SOP 98-1"). SOP 98-1 requires capitalization of certain costs incurred in connection with developing or obtaining internal use software. The Company adopted the provisions of SOP 98-1 as of 1998. In the prior year, the Company expensed such costs as incurred. The effect of this accounting change was to increase income for the year ended December 31, 1998 by approximately $570,000, or $0.04 per basic and diluted share.


 Income Taxes

     Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" ("SAFS 109") (see Note 6). Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. It is the Company's policy not to provide U.S. federal income taxes on undistributed earnings of foreign subsidiaries, as such earnings, if any, are intended to be permanently reinvested in those operations. As of December 31, 1998, the Company's accumulated foreign earnings were approximately $18,676,000.


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


 Comprehensive Income (Loss)

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact

                                PANAVISION INC.

                               DECEMBER 31, 1998


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

on the Company's net loss or stockholders' deficiency. SFAS 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity/ (deficiency), to be included in comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.


     For the year ended December 31, 1998, 1997 and 1996, comprehensive income
(loss) amounted to $(55,474,000), $15,474,000 and $15,272,000, respectively.
The difference between net income (loss) and comprehensive income (loss) relates to the Company's change in foreign currency translation adjustments, net of the related tax effect.


 Segment Information


     On December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their business segments in financial statements. The adoption of SFAS 131 did not have a material effect on the Company's primary financial statements, but did affect the disclosure of segment information contained in
Note 11 of the Notes to the Consolidated Financial Statements.


 Accounting for Derivative Instruments


     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management anticipates that the adoption of this new statement will not have a significant effect on earnings or the financial position of the Company.


 Earnings Per Share


     During the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128. "Earnings Per Share" ("SFAS 128") which required a change in the method used to compute earnings per share. Under this standard, primary and fully diluted earnings per share were replaced with "Basic" and "Diluted" earnings per share. Basic earnings per share amounts exclude the dilutive effect of potential common shares and are therefore higher than the primary earnings per share amounts previously presented. For Panavision, diluted earnings per share amounts under the standard are the same as primary earnings per share amounts previously presented. As required by SFAS 128, all prior period amounts have been restated to conform to the new presentation.


     Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Potential common shares are outstanding options under the Company's stock option plan, which are included under the treasury stock method.


     The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share information):

                                PANAVISION INC.

                               DECEMBER 31, 1998


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


                                                                            YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------
                                                                       1998            1997           1996
                                                                  --------------   ------------   ------------
Numerator for basic and diluted earnings (loss) per share-net
 income (loss) ................................................     $  (55,121)      $ 19,488       $ 13,271
                                                                    ----------       --------       --------
Denominator:
 Denominator for basic earnings (loss) per share-
   weighted-average shares ....................................         12,673         18,174         14,130
 Effect of dilutive securities-employee stock options .........             --            838          1,603
                                                                    ----------       --------       --------
 Denominator for diluted earnings (loss) per share-adjusted
   weighted-average shares ....................................         12,673         19,012         15,733
Basic earnings (loss) per share ...............................     $    (4.35)      $   1.07       $    .94
                                                                    ==========       ========       ========
Diluted earnings (loss) per share .............................     $    (4.35)      $   1.03       $    .84
                                                                    ==========       ========       ========

     In connection with the Panavision Recapitalization, all outstanding stock options were settled for cash and therefore, there were no outstanding options as of December 31, 1998. Options outstanding during the period January 1, 1998 to June 4, 1998 are not included in the 1998 denominator for diluted loss per share, as they would have been antidilutive. For the years ended December 31, 1997 and 1996, outstanding options to purchase 529,875 shares were excluded from the respective computations of diluted earnings per share. These options were excluded from prior year computations as they only vested if the Company achieved certain EBDIT targets (as defined) in future years.


 Stock-Based Benefits

     Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), recommends that stock awards granted subsequent to January 1, 1995 be recognized as compensation expense based on their fair value at the date of grant. Alternatively, a company may use APB 25 "Accounting for Stock Issued to Employees," and disclose the pro forma income amount which would have resulted from recognizing such awards at their fair value. The Company will continue to account for stock-based compensation expense under APB 25 and make the required pro forma disclosures for compensation.


 Use of Estimates and Assumptions

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.


2. THE PANAVISION RECAPITALIZATION

     On June 4, 1998, as contemplated by (i) an Agreement of Recapitalization and Merger, dated as of December 18, 1997 (the "Recapitalization Agreement"), by and among PX Holding Corporation ("PX Holding"), PX Merger Corporation (the "Merger Sub") and Panavision and (ii) an Amended and Restated Voting and Stockholders Agreement, dated as of April 16, 1998 (the "Stockholders Agreement"), by and among Warburg, a Delaware limited partnership, the Company and Mafco Holdings Inc. ("Mafco"), a Delaware corporation, the Company consummated a merger whereby Merger Sub was merged with and into the Company (the "Merger"), with the Company remaining as the surviving corporation.

                                PANAVISION INC.

                               DECEMBER 31, 1998


2. THE PANAVISION RECAPITALIZATION (CONTINUED)

     Immediately prior to the consummation of the Merger, PX Holding purchased 5,784,199 shares of the Company's common stock, par value $.01 per share ("Panavision Common Stock"), from the Company at a purchase price of $26.69 per share, or $154.4 million (the "PX Stock Purchase").

     In connection with the Merger, holders of in excess of 88% of the shares of Panavision Common Stock held by shareholders other than Warburg elected to receive cash for their shares. As a result of the Merger, (i) 5,466,142 shares of Panavision Common Stock were exchanged for $27.00 per share, or $147.6 million, and (ii) 745,380 shares of Panavision Common Stock were retained by holders either through election or proration. In addition, as part of the recapitalization of the Company, Warburg exchanged 88% or 11,190,960 shares, of the shares of Panavision Common Stock it beneficially owned for Series A redeemable preferred stock of the Company, which was redeemed immediately after consummation of the Merger at a price equivalent to $26.50 per share of Panavision Common Stock.

     In addition, pursuant to the Stockholders Agreement, Warburg granted to Mafco an option to purchase at $30.00 per share of Panavision Common Stock, and Mafco granted to Warburg an option to sell at $25.00 per share of Panavision Common Stock, the remaining 1,526,040 Warburg shares ("Warburg Shares") not exchanged for redeemable preferred stock as described above. On February 1, 1999, PX Holding and Warburg entered into a Stock Purchase Agreement, pursuant to which (i) the provisions of the Stockholders Agreement relating to the options in favor of Mafco and Warburg, respectively, were terminated and (ii) PX Holding agreed to purchase and Warburg agreed to sell the Warburg Shares at a price of $23.34 per share for an aggregate price of approximately $35.6 million. The transaction closed on February 1, 1999. As of the close of this transaction, Mafco beneficially owned approximately 91% of the shares of Panavision Common Stock outstanding.

     Concurrently with the Merger, (i) the certificate of incorporation of the Company was amended and restated in accordance with the terms of the Recapitalization Agreement and (ii) the bylaws of PX Merger as in effect at the effective time of the Merger became the bylaws of the Company.

     In connection with the Merger, the Company entered into a new credit agreement with The Chase Manhattan Bank for a maximum commitment amount of $340.0 million (the "New Credit Agreement"). In addition, the Company assumed the obligations of PX Escrow Corp. ("PX Escrow"), a wholly owned subsidiary of PX Holding, under the 95/8% Senior Subordinated Discount Notes due 2006 (the "Notes") issued by PX Escrow for gross proceeds of $150.0 million in an offering which was exempt from registration under the Securities Act of 1933, as amended. The Company has used the net proceeds from the PX Stock Purchase, borrowings under the New Credit Agreement and the net proceeds from the issuance of the Notes to retire existing indebtedness, fund the payment of the cash consideration and the fees and expenses in connection with the Merger and to provide working capital for the Company.

     As a result of the Merger, PX Holding, a wholly owned subsidiary of Mafco, the sole stockholder of which is Ronald O. Perelman, has acquired an approximately 91% controlling interest in the Company. Other stockholders own approximately 9% of Panavision Common Stock.

     The Merger has been accounted for as a leveraged recapitalization as there has been a significant continuation of stockholder ownership.

     In the second quarter of 1998, in conjunction with the Panavision Recapitalization transaction, the Company recorded a compensation charge of $48.6 million of which $19.0 million related to the purchase of shares exercised by management and $29.6 million related to the cash settlement of options. The Company also recorded $10.1 million of transaction expense related to the Panavision Recapitalization.

     Following the Merger pursuant to the Recapitalization Agreement, the Company and PX Holding entered into a Registration Rights Agreement dated as of June 5, 1998 (the "Registration Rights

                                PANAVISION INC.

                               DECEMBER 31, 1998


2. THE PANAVISION RECAPITALIZATION (CONTINUED)

Agreement") pursuant to which PX Holding and certain transferees of Panavision Common Stock held by PX Holding (the "Holders") have the right to require the Company to register all or part of the Panavision Common Stock owned by such Holders under the Securities Act of 1933 (a "Demand Registration"). The Company may postpone giving effect to a Demand Registration for up to a period of 30 days if the Company believes such registration might have a material adverse effect on any plan or proposal by the Company with respect to any financing, acquisition, recapitalization, reorganization or other material transaction, or the Company is in possession of material non-public information that, if publicly disclosed, could result in a material disruption of a major corporate development or transaction then pending or in progress or in other material adverse consequences to the Company. In addition, the Holders will have the right to participate in registrations by the Company of its Panavision Common Stock (an "Incidental Registration") subject, however, to certain rights in favor of the Company to reduce, or eliminate entirely, the number of shares of Panavision Common Stock the Holders may have registered in an Incidental Registration. The Company will pay all out-of-pocket expenses incurred in connection with a Demand Registration or an Incidental Registration, except for underwriting discounts, commissions and related expenses attributable to the shares of Panavision Common Stock sold by such Holders.


3. PROPERTY, PLANT AND EQUIPMENT


     Property, plant and equipment consist of the following (in thousands):

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                  1998          1997
                                                              -----------   -----------
   Land ...................................................    $     49      $    877
   Buildings and improvements .............................      15,694        11,771
   Rental assets ..........................................     335,308       300,313
   Machinery and equipment ................................      13,252        10,921
   Furniture and fixtures .................................       6,186         4,500
   Other ..................................................       1,475         1,294
                                                               --------      --------
                                                                371,964       329,676
   Less accumulated depreciation and amortization .........     158,658       130,638
                                                               --------      --------
                                                               $213,306      $199,038
                                                               ========      ========

4. INVENTORIES


     Inventories consist of the following (in thousands):




                                   DECEMBER 31,
                               ---------------------
                                  1998        1997
                               ---------   ---------
   Finished goods ..........    $4,608      $3,983
   Work-in-process .........       100         153
   Component parts .........     1,930       1,607
   Supplies ................     3,010       2,797
                                ------      ------
                                $9,648      $8,540
                                ======      ======

                                PANAVISION INC.

                               DECEMBER 31, 1998

5. ACCRUED LIABILITIES


     Accrued liabilities consist of the following (in thousands):

                                                                              DECEMBER 31,
                                                                         ----------------------
                                                                            1998        1997
                                                                         ---------   ----------
   Interest payable ..................................................    $ 1,846     $   653
   Professional fees .................................................      1,784       1,754
   Taxes other than income taxes .....................................        674       2,199
   Payroll and related costs .........................................      5,406       6,425
   Leases, severance and other FSG Acquisition related costs .........        672       4,139
   Accrued marketing and other .......................................     10,412       8,575
                                                                          -------     -------
                                                                          $20,794     $23,745
                                                                          =======     =======

6. INCOME TAXES


     The provision for income taxes includes the following (in thousands):

                                                             DECEMBER 31,
                                                  -----------------------------------
                                                      1998        1997        1996
                                                  -----------   --------   ----------
   Current provision:
     Federal ..................................    $     --      $   76     $  3,559
     State ....................................          50         180          727
     Foreign ..................................       1,175       2,295        1,281
                                                   --------      ------     --------
   Total current provision ....................       1,225       2,551        5,567
                                                   --------      ------     --------
   Deferred provision (benefit):
     Federal ..................................      (1,899)      5,039       (1,372)
     State ....................................      (1,159)        138         (730)
     Foreign ..................................       2,155       1,524           71
                                                   --------      ------     --------
   Total deferred provision (benefit) .........        (903)      6,701       (2,031)
                                                   --------      ------     --------
                                                   $    322      $9,252     $  3,536
                                                   ========      ======     ========

     For financial statement purposes, income (loss) before income taxes includes the following components (in thousands):

                                                      DECEMBER 31,
                                        ----------------------------------------
                                             1998          1997          1996
                                        -------------   ----------   -----------
   Income (loss) before income taxes:
     Domestic .......................     $ (61,244)     $16,546      $ 12,206
     Foreign ........................         6,445       12,194         4,601
                                          ---------      -------      --------
                                          $ (54,799)     $28,740      $ 16,807
                                          =========      =======      ========

                                PANAVISION INC.

                               DECEMBER 31, 1998


6. INCOME TAXES (CONTINUED)

     A reconciliation from the provision for income taxes based on the federal statutory rate of 35% to the actual rate follows:

                                                                              DECEMBER 31,
                                                                 ---------------------------------------
                                                                      1998          1997         1996
                                                                 -------------   ----------   ----------
   Statutory rate applied to income (loss) before income
     taxes ...................................................        (35.0)%        35.0%        35.0%
   State income taxes, net of federal income tax benefit .....          0.1           3.1          4.3
   Increase (reduction) of valuation allowance ...............         30.0          (8.8)       (27.0)
   Non-deductible (non-taxable) differences in allocation
     of earnings to non-controlling partners .................           --            --          9.0
   Non-deductible items ......................................          5.2            --           --
   Foreign income taxed at varying rates .....................          2.0            .7           --
   Other, net ................................................        ( 1.7)          2.2        (  .3)
                                                                      -----          ----        -----
                                                                        0.6%         32.2%        21.0%
                                                                      =====          ====        =====

     Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows (in thousands):

                                                                       DECEMBER 31,
                                                               ----------------------------
                                                                   1998            1997
                                                               ------------   -------------
   Deferred tax assets:
     Domestic net operating loss carryforwards .............    $  18,864       $   4,470
     Foreign net operating loss carryforwards ..............           --           1,219
     Tax credit carryforwards (primarily alternative minimum
      tax credits) .........................................       10,159          10,387
     Expense accruals ......................................        3,680           4,847
     State income taxes ....................................           --             425
     Other .................................................        7,266             172
                                                                ---------       ---------
   Total deferred tax assets ...............................       39,969          21,520
   Valuation allowance .....................................      (20,412)         (4,023)
                                                                ---------       ---------
   Net deferred tax assets .................................       19,557          17,497
   Deferred tax liabilities:
     Fixed assets ..........................................      (23,620)        (16,990)
     Stock based compensation ..............................           --          (8,272)
     State income taxes ....................................         (456)
     Other .................................................       (2,343)             --
                                                                ---------       ---------
   Total deferred tax liabilities ..........................      (26,419)        (25,262)
                                                                ---------       ---------
   Net deferred tax liabilities ............................    $  (6,862)      $  (7,765)
                                                                =========       =========
   Balance Sheet Classifications:
     Current deferred tax assets (included in other current
      assets) ..............................................    $      --       $   1,510
     Non-current deferred tax assets .......................           --           2,329
     Non-current deferred tax liability ....................       (6,862)         (6,217)
     Current deferred tax liability ........................           --          (5,387)
                                                                ---------       ---------
                                                                $  (6,862)      $  (7,765)
                                                                =========       =========

                                PANAVISION INC.

                               DECEMBER 31, 1998


6. INCOME TAXES (CONTINUED)

     SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's recent operating performance and the reported cumulative net losses in the current and prior year, the Company has provided a full valuation allowance against its net domestic deferred tax assets.

     The valuation allowance increased by $16,389,000 during the year ended December 31, 1998. The net increase is a result of unbenefitted net operating losses and tax credits. The valuation allowance decreased by $2,534,000 during the year ended December 31, 1997.

     As of December 31, 1998, the Company had federal and state net operating loss carryforwards of approximately $50.7 million and $8.3 million, respectively. The net operating loss carryforwards will expire at various dates beginning in 2007 through 2018, if not utilized. The Company also had federal alternative minimum tax credit carryforwards of approximately $6.1 million, which may be used indefinitely, and foreign tax credit carryforwards of approximately $2.1 million, which expire from 1999 to 2003.

     Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss and credit carryforwards before utilization.


7. LONG-TERM DEBT

     Long-term debt, including current maturities, consists of the following (in thousands):

                                                                         DECEMBER 31,
                                                                   ------------------------
                                                                       1998         1997
                                                                   -----------   ----------
     Old Credit Agreement:
      Revolving Facility .......................................    $     --      $ 29,500
      Term Facility ............................................          --        60,000
     New Credit Agreement:
      Revolving Facility .......................................      65,000            --
      Term Facility ............................................     240,000            --
     9 5/8% Senior Subordinated Discount Notes Due 2006 ........     163,105            --
     Other .....................................................         314        35,882
                                                                    --------      --------
   Total long-term debt, including current maturities ..........    $468,419      $125,382
                                                                    ========      ========

     In connection with the Panavision Recapitalization, the Company entered into a new credit agreement (the "New Credit Agreement"). Borrowings under the New Credit Agreement were used to, among other things, repay existing borrowings under the Old Credit Agreement and finance a portion of the Panavision Recapitalization.

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

                                PANAVISION INC.

                               DECEMBER 31, 1998


7. LONG-TERM DEBT (CONTINUED)

$25.0 million; and $30.0 million. The Tranche B Term Facility is repayable in quarterly installments in an aggregate principal amount for each year following the Closing Date (commencing with the second year following the Closing Date) as follows: $1.0 million for years 2 through 5; $21.0 million for year 6; and $125.0 million for year 7.


     Borrowings under the New Credit Agreement bear interest at a rate per annum equal to the Alternate Base Rate (as defined in the New Credit Agreement) or the Eurodollar Rate (as defined in the New Credit Agreement) plus, in each case, a margin that will be based on the performance of the Company at agreed upon levels. The initial margin on loans under the Revolving Facility and the Tranche A Term Facility is 2.75% for Eurodollar Loans (as defined in the New Credit Agreement) and 1.75% for ABR Loans (as defined in the New Credit Agreement). The initial margin on loans under the Tranche B Term Facility is 3.00% for Eurodollar Loans and 2.00% for ABR Loans. The Company may select interest periods of one, two, three or six months for Eurodollar Loans. At any time when the Company is in default in the payment of any amount of principal due under the New Credit Agreement, such amount will bear interest at 2.00% above the rate otherwise applicable. Overdue interest, fees and other amounts will bear interest at 2.00% above the rate applicable to ABR Loans.


     At December 31, 1998, borrowings under the New Credit Agreement were $240.0 million and $65.0 million for the term facilities and the revolving facility, respectively. The Company's obligations under the New Credit Agreement are secured by substantially all of the Company's assets. The New Credit Agreement requires that the Company meet certain financial tests and other restrictive covenants including maintaining certain total debt, fixed charge and interest coverage ratio levels. As of December 31, 1998, the Company was in compliance with all financial covenants of the New Credit Agreement. The Company's ability to pay dividends to its stockholders is restricted by this agreement.


     In addition to the New Credit Agreement, the Company assumed the obligations of PX Escrow Corp. ("PX Escrow"), a wholly owned subsidiary of PX Holding, under the 9 5/8% Senior Subordinated Discount Notes due 2006 (the "Notes") issued by PX Escrow for gross proceeds of $150.0 million in an offering which was exempt from registration under the Securities Act of 1933, as amended.


     The Notes, which have a principal amount at maturity of $217.9 million, were issued at a discount representing a yield to maturity of 9 5/8%. Except as described below, there are no periodic payments or interest on the Notes through February 1, 2002. Thereafter, the Notes will bear interest at a rate of 9 5/8% per annum, payable semi-annually on February 1 and August 1 of each year, commencing August 1, 2002.


     On October 8, 1998, the Company filed a registration statement under the Securities Act of 1933, as amended, related to an offer to exchange (the "Exchange Offer") the Notes for a like principal amount of notes (the "New Notes") with substantially identical terms. The Exchange Offer was consummated on November 13, 1998.


     The Company has used the net proceeds from the PX Stock Purchase, borrowings under the New Credit Agreement and the net proceeds from the issuance of the Notes to retire existing indebtedness, fund the payment of the cash consideration and the fees and expenses in connection with the Panavision Recapitalization transaction and to provide working capital for the Company.


     The Company believes the carrying value of its amounts payable under the New Credit Agreement approximate fair value based upon current yields for debt issues of similar quality and terms. Based upon prevailing market rates in effect at December 31, 1998, the fair market value of the 9 5/8% Senior Subordinated Discount Notes would have been $120.0 million.

                                PANAVISION INC.

                               DECEMBER 31, 1998


7. LONG-TERM DEBT (CONTINUED)

     The following sets forth the aggregate principal maturities of the Company's debt during the twelve-month periods ending December 31st (in thousands):



  1999 ................    $ 4,814
  2000 ................      9,750
  2001 ................     18,500
  2002 ................     24,750
  2003 ................     44,750

     In conjunction with the purchase of the Film Services Group of Visual Action Holdings plc on June 5, 1997 (the "FSG Acquisition") (see Note 15), the Company entered into a credit agreement (the "Old Credit Agreement") with Chase Manhattan Bank for a maximum aggregate amount of $150.0 million. The Old Credit Agreement provided for a term loan in the amount of $60.0 million and a revolving credit commitment of up to $90.0 million. Borrowings under this agreement were used to fund the FSG Acquisition, refinance loans outstanding under the previous credit agreement and provide funds for general corporate purposes. On June 4, 1998, all outstanding debt under the Old Credit Agreement was repaid as part of the Panavision Recapitalization. In connection with the repayment, the Company recorded a non-cash charge of $1.7 million to write off unamortized deferred financing costs related to the Old Credit Agreement.


8. COMMON STOCK

     The Board of Directors, in May and November of 1996, declared a 90:1 stock split and a 1,413:1 stock split, respectively, of the Company's common stock. All applicable share and per share amounts have been adjusted for the stock splits.


9. STOCK OPTION PLAN

     In connection with the 1996 Recapitalization, the Board of Directors adopted a stock option plan (the "Plan") which is open to participation by directors, officers, consultants, and other key employees of the Company or of its subsidiaries and certain other key persons. The Plan provides for the issuance of incentive and nonqualified stock options under the Code. An aggregate of 3,000,000 shares of Panavision Common Stock are reserved for issuance under the Plan. The options were granted for a term of ten years, five years in the case of incentive options. If an incentive stock option is granted to an individual owning more than 10% of the total combined voting power of all stock, the exercise price of the option may not be less than 110% of the fair market value of the underlying shares on the date of grant and the term of the option may not exceed five years. The Plan also provides that the aggregate fair market value (determined as of the time the option is granted) of Panavision Common Stock with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000.

     In connection with the Panavision Recapitalization (see Note 2), the Company recorded compensation expense in the amount of $48.6 million as of December 31, 1998. The compensation charge resulted from the retirement of options and purchase of converted stock held by directors, officers and other key management required upon consummation of the Panavision Recapitalization. Such options and converted stock were retired for $27.00 per share. As a result, at December 31, 1998, there were no options outstanding or exercisable under the Plan. Options for 865,950 shares of Panavision Common Stock were available for grant at December 31, 1997.

     In connection with the 1996 Recapitalization, certain members of management were granted nonqualified options for an aggregate of 1,766,250 shares of Panavision Common Stock exercisable at

                                PANAVISION INC.

                               DECEMBER 31, 1998


9. STOCK OPTION PLAN (CONTINUED)

$1.22 per share. For the year ended December 31, 1996, the exercise price of these options was less than the deemed fair market value of the Company's common stock on the date of grant and accordingly the Company recorded an aggregate non-cash compensation charge of $280,000.

     Option information with respect to the Company's stock option plan is as follows:

                                                                                  EXERCISE PRICE
                                                                          -------------------------------
                                                                                                WEIGHTED
                                                             SHARES             RANGE          AVG. PRICE
                                                        ---------------   -----------------   -----------
   Options Outstanding at December 31, 1995 .........              --                  --           --
     Grants .........................................       2,135,250      $  1.22-$17.00       $ 3.95
     Exercises ......................................              --                  --           --
     Cancellations ..................................              --                  --           --
                                                            ---------      --------------       ------
   Options Outstanding at December 31, 1996 .........       2,135,250          1.22-17.00         3.95
     Grants .........................................          12,000               17.50        17.50
                                                                6,000               17.25        17.25
     Exercises ......................................        (773,500)               1.22         1.22
     Cancellations ..................................         (19,200)              17.00        17.00
                                                        -------------      ---------------      ------
   Options Outstanding at December 31, 1997 .........       1,360,550          1.22-17.50         5.49
     Grants .........................................              --                  --           --
     Exercises ......................................              --                  --           --
     Cancellations ..................................              --                  --           --
     Retirements (1) ................................      (1,360,550)     $  1.22-$17.50       $ 5.49
                                                        -------------      ---------------      ------
   Options Outstanding at December 31, 1998 .........              --                  --           --
                                                        =============      ===============      ======

----------
(1) In conjunction with the June 4, 1998 Merger and Panavision Recapitalization (see Note 2), all outstanding options, which were held by directors, officers and key employees, were retired for $27.00 per share.


     Information regarding stock options exercisable is as follows:

                                                             DECEMBER 31,
                                                 ------------------------------------
                                                  1998        1997           1996
                                                 ------   ------------   ------------
   Options Exercisable:
     Number ..................................     --        281,597        653,513
     Weighted average exercise price .........     --      $    5.36      $    1.22

     If the Company recognized employee stock option-related compensation expense in accordance with SFAS 123 and used the Black-Scholes option valuation model for determining the weighted average fair value of options granted during 1998, its pro forma net loss and pro forma diluted loss per share would have been $55,526,000 and $4.38, respectively. The pro forma effect for 1998 is due to the recognition of the unamoritzed compensation expense related to the 1996 stock options which were retired as part of the Panavision Recapitalization. During 1997, its pro forma net income and pro forma diluted earnings per share would have been 19,419,000 and $1.02, respectively. During 1996, pro forma net income and pro forma diluted earnings per share would have been $13,258,000 and $.84, respectively. For purposes of the pro forma expense, the weighted average fair value of the options is amortized over the vesting period. The pro forma effect on net income (loss) for 1998, 1997 and 1996 may not be representative of future years' impact. The weighted average fair value of $7.45 for 1997 and $1.35 for 1996 for stock option grants

                                PANAVISION INC.

                               DECEMBER 31, 1998


9. STOCK OPTION PLAN (CONTINUED)

was estimated at the date of grant using the following assumptions and the Black-Scholes option valuation model:

                                         1998       1997         1996
                                        ------   ----------   ----------
   Risk-free interest rate ..........   N/A        6.00%        6.19%
   Expected life ....................   N/A      5 years      5 years
   Expected volatility ..............   N/A          .38          .17
   Expected dividend yield ..........   N/A        0.00%        0.00%

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

     In connection with the 1996 Recapitalization (see Note 1), the Company issued 423,900 shares of Panavision Common Stock to certain members of management. The Company recorded compensation expense in the amount of $615,000 during the twelve months ended December 31, 1996. The compensation expense represents the Company's best estimate of the fair market value of the stock as of the date of issuance, based in part on value attributed to the equity securities of PILP which were acquired in the 1996 Recapitalization, in an arms-length transaction.


10. EMPLOYEE BENEFIT PLANS

     The Company sponsors a defined contribution 401(k) plan covering a majority of its domestic employees. Eligible employees may contribute from 1% to 16% of their base compensation. The Company makes matching contributions equal to 75% of employee before-tax contributions from 1% to 6%. For the years ended December 31, 1998, 1997 and 1996, the Company recorded expense of $1,185,000, $820,000 and $590,000, respectively, related to the 401(k) plan.

     In addition, the Company sponsors a defined contribution retirement plan, which covers certain foreign employees. Participating employees contribute from 5% to 15% of their base compensation. The Company contributes 13.4% of base compensation for participating employees regardless of their level of contribution.

     For the years ended December 31, 1998, 1997 and 1996, the Company expensed $1,030,000, $824,000 and $440,000, respectively, representing the Company's contributions.


11. GEOGRAPHICAL AND BUSINESS SEGMENT INFORMATION

     The Company operates in three major business segments: North America, Europe and Asia Pacific. These business segments are based upon the manner in which management of the Company allocates resources and assesses performance of its owned-and-operated facilities. North America consists of camera rental facilities in Woodland Hills, Hollywood, Dallas, Chicago, Orlando, Wilmington and Toronto and Vancouver Canada. In addition to camera rental, Dallas, Chicago, Orlando and Toronto also provide lighting, lighting grip and power distribution and generation equipment. The Company also has a Los Angeles operation that is dedicated to Lee Filters U.S., the Company's domestic manufacturer of light control media. Europe consists of camera rental facilities in Dublin, Ireland, three in London and Manchester, England, and Paris, France. In addition, Europe also includes the Lee Lighting and Lee

                                PANAVISION INC.

                               DECEMBER 31, 1998


11. GEOGRAPHICAL AND BUSINESS SEGMENT INFORMATION (CONTINUED)

Filters operations in the United Kingdom and the lighting filter sales facility in Paris, France. The Asia Pacific business segment consists of camera rental facilities in Sydney, Brisbane, and Melbourne, Australia, Auckland and Wellington, New Zealand, Jakarta, Indonesia and Kuala Lumpur, Malaysia. The facilities in Australia also provide lighting, lighting grip and power distribution and generation equipment.


     The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, depreciation and amortization, and interest ("EBITDA"). Management believes that EBITDA serves as an important financial analysis tool for measuring financial information such as operating performance, liquidity and leverage.


     The following table presents revenue and other financial information by business segment (in thousands):

                                                                             DECEMBER 31, 1998
                                                   ----------------------------------------------------------------------
                                                       NORTH                        ASIA
                                                      AMERICA        EUROPE       PACIFIC       CORPORATE        TOTAL
                                                   -------------   ----------   -----------   -------------   -----------
   Revenue from external customers .............     $98,401        $ 75,281      $19,204              --      $ 192,886
   Intersegment revenue ........................      10,286           3,264           --              --         13,550
   Panavision Recapitalization charges .........          --          (1,770)          --       $ (56,956)       (58,726)
   Operating profit (loss) .....................      20,782           4,663        3,788         (59,085)       (29,852)
   Interest expense ............................          (2)           (112)         (57)        (31,379)       (31,550)
   Interest income .............................         209             111          103           2,811          3,234
   Depreciation and amortization ...............      21,271           8,676        2,125          14,194         46,266
   Capital expenditures ........................      35,976          11,616        2,392               8         49,992
   Long-lived assets ...........................     163,016          48,703       11,981              --        223,700
   Total assets ................................     184,173          76,290       16,417          14,877        291,757


                                                                       DECEMBER 31, 1997
                                               ------------------------------------------------------------------
                                                   NORTH                       ASIA
                                                  AMERICA        EUROPE      PACIFIC     CORPORATE       TOTAL
                                               -------------   ----------   ---------   -----------   -----------
   Revenue from external customers .........     $95,949        $71,496      $ 9,418           --      $176,863
   Intersegment revenue ....................       8,977          3,051           --           --        12,028
   Operating profit (loss) .................      23,100         12,984          802     $ (2,971)       33,915
   Interest expense ........................          (5)          (144)         (38)      (6,682)       (6,869)
   Interest income .........................         203            171           48           62           484
   Depreciation and amortization ...........      18,626          6,335        1,339          273        26,573
   Capital expenditures ....................      39,478          6,212          869          173        46,732
   Long-lived assets .......................     148,849         48,871       12,768          160       210,648
   Total assets ............................     171,628         72,918       17,571       19,820       281,937


                                                                        DECEMBER 31, 1996
                                               -------------------------------------------------------------------
                                                  NORTH                         ASIA
                                                 AMERICA         EUROPE       PACIFIC     CORPORATE       TOTAL
                                               -----------   -------------   ---------   -----------   -----------
   Revenue from external customers .........    $ 87,440       $37,198           --              --      $124,638
   Intersegment revenue ....................       6,113         3,149           --              --         9,262
   Operating profit (loss) .................      26,192         6,675           --        $ (2,700)       30,167
   Interest expense ........................        (146)           (5)          --          (8,031)       (8,182)
   Interest income .........................         213            56           --             478           747
   Depreciation and amortization ...........      15,919         3,015           --             269        19,203
   Capital expenditures ....................      24,974         2,837           --               5        27,816
   Long-lived assets .......................     113,021        17,851           --              18       130,890
   Total assets ............................     132,257        32,558           --          11,931       176,746

                                PANAVISION INC.

                               DECEMBER 31, 1998


11. GEOGRAPHICAL AND BUSINESS SEGMENT INFORMATION (CONTINUED)

     The accounting policies of the business segments are the same as those described in Note 1 of the Notes to the Consolidated Financial Statements of the Company. The Company's income taxes are included in the consolidated federal income tax return of the Company and its subsidiaries and is allocated based upon the relative contribution to the Company's consolidated taxable income/loss and changes in temporary differences. The allocation of taxes is not evaluated at the segment level and, therefore, the Company does not believe the information is material to these consolidated financial statements. Intersegment sales and transfers are recorded at the Company's cost; there is no intercompany profit or loss on intersegment sales or transfers.

     Revenue and operating cost by product groups is presented on the Consolidated Statements of Operations in the Consolidated Financial Statements of the Company.


12. COMMITMENTS AND CONTINGENCIES

     The Company leases real estate, equipment, and vehicles under non-cancelable operating leases. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are presented below (in thousands):



  1999 ......................    $ 6,375
  2000 ......................      5,604
  2001 ......................      5,464
  2002 ......................      5,208
  2003 ......................      4,028
  Thereafter ................     23,409
                                 -------
                                 $50,088
                                 =======

     During the years ended December 31, 1998, 1997 and 1996, rental expense under operating leases was $6,637,000, $6,054,000 and $3,190,000, respectively.


     The Company and its subsidiaries are defendants in actions for matters arising out of normal business operations. The Company does not believe that any such proceedings currently pending will have a materially adverse effect on its consolidated financial position, results of operations, or cash flows.


13. RELATED PARTY TRANSACTIONS

     In April 1998 and December 1997, in order to facilitate the payment of taxes related to the exercise of options, which were issued pursuant to the Panavision Inc. Stock Option Plan, the Company made advances to certain officers and key employees in the form of notes. Notes were issued by Messrs. Scott, Farrand and Marcketta, the Company's Chief Executive Officer, President and Chief Financial Officer, respectively, in the amount of $400,000, $1,450,000 and $426,093, respectively in April 1998 and $2,152,503, $3,698,800 and $924,700, respectively in December 1997. The balance of the notes were issued to other key employees. Interest on the notes compounded semiannually at the applicable federal rate in effect on the date the notes were issued. The notes matured and were repaid in full immediately following consummation of the Panavision Recapitalization. These amounts, issued in December 1997, are reflected on the Company's consolidated balance sheet as notes receivable from officers and key employees as of December 31, 1997.

     Mr. Farrand, an executive officer of Panavision, was the obligor in respect of a promissory demand note issued to the Company in January 1987. The principal amount of and accrued interest on this note were $539,949 and $55,132, respectively, as of June 4, 1998. The note accrued interest at a rate of 7.04%

                                PANAVISION INC.

                               DECEMBER 31, 1998


13. RELATED PARTY TRANSACTIONS (CONTINUED)

per annum. This note was originally issued in connection with Mr. Farrand's purchase of a residence and all principal and interest were repaid at the time of the Panavision Recapitalization.

     Included in other assets at December 31, 1998, 1997 and 1996, is a loan receivable of $450,000 due in 2003 from Pany Rental, Inc. (dba Panavision New
York), an agent in which the Company acquired a one-third interest during 1994.


     In accordance with an agreement, certain administrative services have been provided by the Company to LII. The amount received by the Company from LII was $510,000 for the year ended December 31, 1996. The amount received has been offset against selling, general and administrative expenses in the accompanying consolidated statements of operations. The agreement with LII expired on September 30, 1996.

14. QUARTERLY OPERATING DATA (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations (in thousands, except per share data):

                                                                    QUARTER
                                              ----------------------------------------------------
                                                  FIRST       SECOND(1)       THIRD      FOURTH(2)
                                              ------------   -----------   ----------   ----------
YEAR ENDED DECEMBER 31, 1998
Net sales .................................     $ 43,154      $  45,955     $50,681      $53,096
Gross margin ..............................       19,061         19,709      24,278       24,770
Net income (loss) .........................        2,472        (56,557)       (731)        (305)
Basic earnings (loss) per share ...........     $    .13      $   (3.57)    $  (.09)     $  (.04)
                                                ========      =========     =======      =======
Diluted earnings (loss) per share .........     $    .13      $   (3.57)    $  (.09)     $  (.04)
                                                ========      =========     =======      =======
YEAR ENDED DECEMBER 31, 1997
Net sales .................................     $ 31,156      $  37,688     $55,840      $52,179
Gross margin ..............................       15,327         17,079      28,547       25,031
Net income ................................        3,518          2,866       7,577        5,527
Basic earnings per share(3) ...............     $    .19      $     .16     $   .42      $   .30
                                                ========      =========     =======      =======
Diluted earnings per share(3) .............     $    .18      $     .15     $   .39      $   .29
                                                ========      =========     =======      =======

----------
(1) The second quarter of 1998 includes the charges in connection with the Panavision Recapitalization of $58.7 million reflecting a compensation charge of $48.6 million and a transaction expense charge of $10.1 million (see Note 2). The second quarter of 1997 includes the operating results of the FSG companies since June 5, 1997, the date of acquisition.

(2) The fourth quarter of 1997 includes three unusual items totaling approximately $1.1 million: a foreign exchange loss of approximately $520,000 due to the decline in the Australia dollar; additional SG&A costs of approximately $300,000 for legal fees related to the Panavision Recapitalization; and approximately $279,000 in additional payroll tax expenses associated with the exercise by management of certain stock options.

(3) Earnings per share for the first three-quarters of 1997 were restated to Basic and Diluted earnings per share reflecting the adoption of SFAS 128.



15. BUSINESS COMBINATIONS

     On June 5, 1997, the Company completed its acquisition of the Film Services Group ("FSG") from Visual Action Holdings plc (the "FSG Acquisition"). FSG includes camera rental operations that rent primarily non-Panavision manufactured equipment in the United Kingdom, France, Australia and two U.S. cities, Chicago and Dallas, as well as smaller rental operations in New Zealand, Malaysia and Indonesia. The majority of the equipment acquired as a result of these transactions included film cameras, lenses and complementary product accessories which rent to the film production community. The purchase price was approximately $61.0 million and was reduced by the amount of certain debt assumed by the Company.

                                PANAVISION INC.

                               DECEMBER 31, 1998


15. BUSINESS COMBINATIONS (CONTINUED)

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


     Effective July 1, 1996, Warburg acquired substantially all of the assets of Lee Lighting and contributed them to Panavision. The purchase price of $8.0 million approximated the net book value of the assets acquired. The acquisition of Lee Lighting has been recorded under the purchase method of accounting and its operating results have been included in the Company's Consolidated Financial Statements since the acquisition date of July 1, 1996. Lee Lighting rents lighting equipment, mobile generators and distribution and sells lighting consumables for the production of feature films, television programs and other filmed entertainment.

                                PANAVISION INC.


          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                                   BEGINNING     ALLOWANCES      AMOUNTS       BALANCES      ENDING
                                    BALANCE       ACQUIRED*     RESERVED     WRITTEN OFF     BALANCE
                                  -----------   ------------   ----------   -------------   --------
                                                            (IN THOUSANDS)
Allowance for Doubtful Accounts
--------------------------------
December 31, 1998 .............      $3,959        $   --        $1,230         $1,798       $3,391
December 31, 1997 .............      $2,500        $1,508        $  456         $  505       $3,959
December 31, 1996 .............      $2,043        $   --        $1,376         $  919       $2,500

----------
* Amount represents allowance for doubtful account balances acquired through the FSG Acquisition.

                                 EXHIBIT INDEX

(a)(1) & (2)  The consolidated financial statements and consolidated financial statement schedule filed as part of this Annual Report on Form 10-K can be found beginning on page F-1.

(a)(3)        See below

   (b)        Reports on Form 8-K
              During the fourth quarter of 1998, the Company did not file any Current Reports on Form 8-K.
   (c)        Exhibits

     3.       CERTIFICATE OF INCORPORATION AND BY-LAWS

     3.1*     Restated Certificate of Incorporation of the Company.

     3.2*     Restated By-Laws of the Company.

              INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES.

     4.1** Indenture, dated as of February 11, 1998, between PX Escrow and The Bank of New York, as Trustee, relating to the Company's 9 5/8% Senior Subordinated Discount Notes Due 2006 (the "Indenture").

     4.2** First Supplemental Indenture dated June 4, 1998, among PX Escrow, the Company and the Trustee, amending the Indenture.

     4.3 Credit Agreement, dated June 4, 1998, among Panavision Inc., the several lenders named therein, Chase Securities Inc., as Advisor and Arranger, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to the identically numbered exhibit from the Company's Current Report on Form 8-K dated June 4, 1998 and filed with the Securities and Exchange Commission on June 19, 1998).

     4.4 Assumption Agreement, dated as of June 4, 1998, between PX Escrow Corporation and Panavision Inc. (incorporated herein by reference to the identically numbered exhibit from the Company's Current Report on Form 8-K dated June 4, 1998 and filed with the Securities and Exchange Commission on June 19, 1998).

     4.5 Registration Rights Agreement, dated as of June 5, 1998, between Panavision Inc. and PX Holding Corporation.

     4.6 First Amendment, dated as of September 30, 1998, to the Credit Agreement among Panavision Inc., the several lenders named therein, Chase Securities Inc., as Advisor and Arranger, and The Chase Manhattan Bank, as Administrative Agent.

    10.       MATERIAL CONTRACTS.

    10.1 Panavision Inc. 1999 Stock Option Plan (incorporated herein by reference from the Company's 1999 Definitive Proxy Statement).

    10.2 Panavision Inc. 1999 Executive Incentive Compensation Plan (incorporated herein by reference from the Company's 1999 Definitive Proxy Statement).

    10.3 Employment Agreement, dated as of January 1, 1999, between Panavision Inc. and John S. Farrand.

    10.4*     Lease, dated June 13, 1995, between the Company and Trizec Warner
              Inc.

    10.5 Employment Agreement, dated as of January 1, 1999, between Panavision Inc. and Joseph P. Page.

    10.7 Agreement, dated May 18, 1997, among Visual Action Holdings plc, Panavision Europe Limited and the Company (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K/A Amendment No. 1 to Form 8-K dated June 5, 1997).

    10.8 Agreement, dated May 18, 1997, between Visual Action Holdings plc and the Company (incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K/A Amendment No. 1 to Form 8-K dated June 5, 1997).

    10.9 Stock Purchase Agreement, dated May 18, 1997, among Visual Action Holdings, Inc., Visual Action Holdings plc and the Company (incorporated herein by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K/A Amendment No. 1 to Form 8-K dated June 5, 1997).

    10.10 Credit Agreement, dated June 5, 1997, among Panavision International, L.P., the subsidiary guarantors and the lenders listed therein, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

    10.11 Agreement of Recapitalization and Merger, dated as of December 18, 1997, by and among PX Holding Corporation, PX Merger Corporation and the Company (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 18, 1997).

    10.12 Voting and Stockholders Agreement, dated as of December 18, 1997, by and among Warburg Pincus Capital Company, L.P., the Company and Mafco Holdings Inc. (incorporated by reference to Exhibit
              10.2 to the Company's Current Report of Form 8-K dated December 18, 1997).

    10.13** Registration Agreement dated as of February 11, 1998 by and among PX Escrow and Credit Suisse First Boston Corporation and Schroder & Co. Inc.

    10.14 Amended and Restated Voting and Stockholders Agreement dated as of April 16, 1998, by and among Warburg Pincus Capital Company, L.P., Panavision Inc., and Mafco Holdings Inc. (incorporated herein by reference from the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on May 6,
              1998).

    10.15 Stock Purchase Agreement, dated as of February 1, 1999, between PX Holding Corporation and Warburg Pincus, Capital Company, L.P.

    10.16 Tax Sharing Agreement, dated as of February 1, 1999, between Mafco Holdings Inc. and Panavision Inc.

    21.       SUBSIDIARIES.

    21.1      Subsidiaries of the Company.

    23.       CONSENTS

    23.1      Consent of Ernst & Young LLP

    24.       POWERS OF ATTORNEY.

    24.1      Power of Attorney executed by Ronald O. Perelman

    24.2      Power of Attorney executed by William C. Scott

    24.3      Power of Attorney executed by Martin D. Payson

    24.4      Power of Attorney executed by Howard Gittis

    24.5      Power of Attorney executed by James R. Maher

    24.6      Power of Attorney executed by Kenneth Ziffren

    27.       Financial Data Schedule

    99.       MISCELLANEOUS.

    99.1* Press Release of Panavision Inc. dated June 4, 1998 (incorporated herein by reference to the identically numbered exhibit from the Company's Current Report on Form 8-K dated June 4, 1998 and filed with the Securities and Exchange Commission on June 19, 1998).

--------------
* Incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, Registration No. 333-12235.

** Incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, Registration No. 333-59363.