Form 10-Q
period 1999-03-31
PANAVISION INC
filed 1999-05-13
CIK 1022911

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(MARK ONE)

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                                       OR

| |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO _________________


                        Commission file number: 001-12391

                           --------------------------

                                 PANAVISION INC.
             (Exact name of Registrant as specified in its charter)


                   DELAWARE                                  13-3593063
-----------------------------------------------       -------------------------
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                    Identification No.)

             6219 DE SOTO AVENUE
          WOODLAND HILLS, CALIFORNIA                           91367
-----------------------------------------------       -------------------------
   (Address of principal executive offices)                  (Zip code)

                                 (818) 316-1000

                Registrant's telephone number including area code

                         ------------------------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES |X| NO | |


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     As of May 12, 1999, there were 8,055,619 shares of Panavision Inc. Common Stock outstanding.

                                 PANAVISION INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations...............................................3

         Condensed Consolidated Balance Sheets.........................................................4

         Condensed Consolidated Statements of Cash Flows...............................................5

         Notes to Condensed Consolidated Financial Statements..........................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........9



PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.............................................................13



SIGNATURES............................................................................................14

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

                                 PANAVISION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     QUARTER ENDED
                                                                                       MARCH 31,
                                                                             ----------------------------
                                                                                 1999             1998
                                                                             ------------    ------------
Camera rental..........................................................      $     31,113    $     29,926
Lighting rental........................................................             7,148           4,998
Sales and other........................................................             8,756           8,230
                                                                             ------------    ------------
Total rental revenue and sales.........................................            47,017          43,154
Cost of camera rental..................................................            15,575          14,542
Cost of lighting rental................................................             6,173           4,601
Cost of sales and other................................................             5,003           4,950
                                                                             ------------    ------------
Gross margin...........................................................            20,266          19,061
Selling, general and administrative expenses...........................            14,139          13,512
Research and development expenses......................................             1,357           1,057
                                                                             ------------    ------------
Operating income.......................................................             4,770           4,492
Interest income........................................................                91             166
Interest expense.......................................................           (10,202)         (2,294)
Foreign exchange gain (loss)...........................................              (736)            277
Other income, net......................................................               205             994
                                                                             ------------    ------------
Income (loss) before income taxes......................................            (5,872)          3,635
Income tax provision...................................................              (201)         (1,163)
                                                                             ------------    ------------
Net income (loss)......................................................      $     (6,073)   $      2,472
                                                                             ============    ============
Basic earnings (loss) per share........................................      $       (.75)   $        .13
                                                                             ============    ============
Diluted earnings (loss) per share......................................      $       (.75)   $        .13
                                                                             ============    ============

Shares used in computation - Basic.....................................             8,056          18,929

Shares used in computation - Diluted...................................             8,056          19,354


                             See accompanying notes.

                                 PANAVISION INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                          MARCH 31, 1999 DECEMBER 31, 1998
                                                          -------------- -----------------
                                                           (UNAUDITED)

                         ASSETS

Current assets:
   Cash and cash equivalents ............................   $   4,193    $   9,772
   Accounts receivable
     (net of allowance of $3,192 and $3,391) ............      29,277       28,716
   Inventories ..........................................       9,937        9,648
   Prepaid expenses .....................................       3,272        3,142
   Income tax receivable ................................       1,621        1,678
   Other current assets .................................         862          415
                                                            ---------    ---------
Total current assets ....................................      49,162       53,371

Property, plant and equipment, net ......................     213,240      213,306
Goodwill ................................................       9,677        9,858
Other ...................................................      14,464       15,222
                                                            ---------    ---------
Total assets ............................................   $ 286,543    $ 291,757
                                                            =========    =========
    LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)
Current liabilities:
   Accounts payable .....................................   $   9,028    $   7,470
   Accrued liabilities ..................................      17,991       20,794
   Current maturities of long-term debt .................       6,009        4,814
                                                            ---------    ---------

Total current liabilities ...............................      33,028       33,078

Long-term debt ..........................................     465,998      463,605
Deferred tax liabilities ................................       6,755        6,862
Other liabilities .......................................       2,046        1,977

Commitments and Contingencies

Stockholders' equity/(deficiency):
   Preferred stock, $.01 par value; 2,000 shares
     authorized;
     no shares issued and outstanding ...................        --           --
   Common stock, $.01 par value; 50,000 shares
     authorized; 8,056 shares issued and outstanding
     at March 31, 1999, and December 31, 1998 ...........          81           81
   Additional paid-in capital ...........................     168,032      168,032
   Accumulated deficit ..................................    (385,337)    (379,264)
   Accumulated other comprehensive loss .................      (4,060)      (2,614)
                                                            ---------    ---------

     Total stockholders' equity/(deficiency) ............    (221,284)    (213,765)
                                                            ---------    ---------

Total liabilities and stockholders' equity/(deficiency) .   $ 286,543    $ 291,757
                                                            =========    =========


                             See accompanying notes.

                                 PANAVISION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                      QUARTER ENDED MARCH 31,
                                                      -----------------------
                                                         1999        1998
                                                       ---------   --------
OPERATING ACTIVITIES
Net income (loss) ..................................   $ (6,073)   $  2,472
Adjustments to derive net cash provided by operating
activities:
     Depreciation and amortization .................      8,808       7,549
     Gain on sale of property and equipment ........       (537)     (1,021)
     Amortization of discount on subordinated notes       3,894        --
     Changes in operating assets and liabilities:
       Accounts receivable .........................       (561)       (287)
       Inventories .................................       (289)         30
       Prepaid expenses and other current assets ...       (577)     (3,490)
       Accounts payable ............................      1,558          (9)
       Accrued liabilities .........................     (2,803)       (968)
     Other, net ....................................        559       2,892
                                                       ---------   --------
Net cash provided by operating activities ..........      3,979       7,168
INVESTING ACTIVITIES
Capital expenditures ...............................     (9,938)    (15,627)
Proceeds from dispositions of fixed assets .........        735       4,187
                                                       ---------   --------
Net cash used in investing activities ..............     (9,203)    (11,440)
FINANCING ACTIVITIES
Borrowings under notes payable and credit agreement       3,000        --
Repayments of notes payable and credit agreement ...     (3,314)     (3,869)
Contribution from Warburg ..........................       --         3,041
Notes receivable from officers and key employees ...       --          (103)
                                                       ---------   --------
Net cash used in financing activities ..............       (314)       (931)
Effect of exchange rate changes on cash ............        (41)         18
                                                       ---------   --------
Net decrease in cash and cash equivalents ..........     (5,579)     (5,185)
Cash and cash equivalents at beginning of period ...      9,772      11,020
                                                       ---------   --------
Cash and cash equivalents at end of period .........   $  4,193    $  5,835
                                                       =========   ========
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid during the period ....................   $  6,109    $  2,316
Income taxes paid during the period ................   $    597    $    226




                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PREPARATION

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company's 1998 Annual Report on Form 10-K.

     The condensed consolidated financial statements include the accounts of Panavision, Panavision International, L.P. ("PILP") and PILP's majority-owned subsidiaries. All significant intercompany amounts and transactions have been eliminated.

     Certain amounts in previously issued financial statements have been reclassified to conform to the 1999 presentation.

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

                                   (UNAUDITED)

3.   INVENTORIES

     Inventories consist of the following (in thousands):

                                                   MARCH 31, 1999   DECEMBER 31, 1998
                                                   --------------   -----------------
Finished goods ...........................             $4,856             $4,608
Work-in-process ..........................                164                100
Component parts ..........................              1,977              1,930
Supplies .................................              2,940              3,010
                                                       ------             ------
                                                       $9,937             $9,648
                                                       ======             ======


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


5.   EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation for basic and diluted earnings (loss) per share (in thousands, except per share information):


                                                                FIRST QUARTER ENDED
                                                                     MARCH 31,
                                                                -------------------
                                                                  1999       1998
                                                                -------------------
Numerator for basic and diluted earnings (loss) per share-net
   income (loss) ............................................   $(6,073)   $ 2,472
                                                                -------    -------
Denominator:
     Denominator for basic earnings (loss) per
       share-weighted-average shares ........................     8,056     18,929
     Effect of dilutive securities-employee stock options ...      --          425
                                                                -------    -------
     Denominator for diluted earnings (loss)per
       share-adjusted weighted-average shares ...............     8,056     19,354
Basic earnings (loss) per share .............................   $  (.75)   $   .13
                                                                =======    =======
Diluted earnings (loss) per share ...........................   $  (.75)   $   .13
                                                                =======    =======

                                   (UNAUDITED)


6. GEOGRAPHICAL AND BUSINESS SEGMENT INFORMATION

     The following table presents revenue and other financial information by business segment (in thousands):

                                     ------------ ------------- ------------ ------------ -------------
THREE MONTHS ENDED                      NORTH                      ASIA
MARCH 31, 1999                         AMERICA       EUROPE       PACIFIC     CORPORATE      TOTAL
                                     ------------ ------------- ------------ ------------ -------------
Revenue from
  external customers...........      $   24,036   $   18,324    $    4,657            -     $ 47,017
Intersegment revenue...........           2,595          779             -            -        3,374
Operating profit (loss)........           4,141          770         1,055       (1,196)       4,770



                                     ------------ ------------- ------------ ------------ -------------
THREE MONTHS ENDED                      NORTH                      ASIA
MARCH 31, 1998                         AMERICA       EUROPE       PACIFIC     CORPORATE      TOTAL
                                     ------------ ------------- ------------ ------------ -------------
Revenue from
  external customers...........      $   22,930   $   15,788    $    4,436            -     $ 43,154
Intersegment revenue...........           1,908          734             -            -        2,642
Operating profit (loss)........           4,492         (271)        1,124         (853)       4,492


7.   COMPREHENSIVE INCOME (LOSS)

     For the first quarter ended March 31, 1999 and 1998, comprehensive income
(loss) amounted to $(7,519,000) and $2,823,000, respectively. The difference between net income (loss) and comprehensive income (loss) relates to the Company's change in foreign currency translation adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998

     Camera rental revenue increased $1.2 million, or 4.0%, to $31.1 million for the quarter ended March 31, 1999 from $29.9 million for the quarter ended March 31, 1998. This increase was primarily due to an increase in commercial production and television series in the Los Angeles market which resulted in increased camera rental revenue of $1.9 million. This increase was partially offset by a decrease in revenue from agents of $0.7 million.

     Lighting rental revenue increased $2.1 million, or 42.0%, to $7.1 million for the quarter ended March 31, 1999 from $5.0 million for the quarter ended March 31, 1998. This increase was primarily due to an increase in revenue at Lee Lighting in the U.K. of $2.1 million resulting from increased feature activity.

     Sales and other revenue increased $0.6 million, or 7.3%, to $8.8 million for the quarter ended March 31, 1999 from $8.2 million for the quarter ended March 31, 1998. This increase was due primarily to an increase in sales at Panavision Australia of $0.2 million, an increase in sales at the Lee Filters operations of $0.2 million and other small increases throughout the Company.

     Cost of camera rental increased $1.1 million, or 7.6%, to $15.6 million for the quarter ended March 31, 1998 from $14.5 million for the quarter ended March 31, 1998. This increase was primarily due to increased cost of camera rental at Panavision Woodland Hills of $0.6 million, at Panavision New Zealand of $0.2 million and other small increases throughout the Company. The increased costs relate to the growth in camera rental revenue as well as additional depreciation expense for newly manufactured equipment.

     Cost of lighting rental increased $1.6 million, or 34.8%, to $6.2 million for the quarter ended March 31, 1999 from $4.6 million for the quarter ended March 31, 1998. The increase was primarily due to increased lighting rental costs at Lee Lighting of $1.5 million resulting from the growth in lighting rental revenue.

     Cost of sales and other was $5.0 million for the quarter ended March 31, 1999 and 1998. Although sales and other revenue increased, cost of sales remained constant primarily due to better overall margins in Australia.

     Selling, general and administrative expenses increased $0.6 million, or 4.4%, to $14.1 million for the quarter ended March 31, 1999 from $13.5 million for the quarter ended March 31, 1998. The increase was primarily due to an increase in selling and distribution expenses at Panavision Woodland Hills of $0.2 million, at Panavision U.K. of $0.2 million as well as other small increases throughout the Company. The increases reflect an increase in salaries and wages and sub-rental equipment expense.

     Research and development expenses increased $0.3 million, or 27.3%, to $1.4 million for the quarter ended March 31, 1990 from $1.1 million for the quarter ended March 31, 1998. This increase was primarily due to a change in timing of material costs for projects within the quarter.

     Net interest expense increased $8.0 million, to $10.1 million for the quarter ended March 31, 1999 from $2.1 million for the quarter ended March 31, 1998. The increase was due to additional borrowings under the New Credit Agreement and the Notes in connection with the Panavision Recapitalization.

     Net other expense was $0.5 million for the quarter ended March 31, 1999 as compared to net other income of $1.3 million for the quarter ended March 31, 1998. This change was due to the fluctuation of foreign exchange rates between quarters and a gain from the sale of two buildings in the U.K. of $0.8 million, which was recognized in the first quarter of 1998.

     The effective tax rates for the quarters ended March 31, 1999 and 1998 were 3.4% and 32.0%, respectively. The change in the effective tax rates between periods was primarily due to the elimination of federal and state income taxes (other than certain state minimum taxes) as a result of additional interest expense related to the Panavision Recapitalization. The Company has not reflected a federal tax benefit relating to its losses as it is more likely than not that it will not be able to realize benefit for such losses in the future.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain information from the Company's Condensed Consolidated Statements of Cash Flows for the periods indicated (in thousands):

                                                            THREE MONTHS
                                                            ENDED MARCH 31,
                                                      -------------------------
                                                        1999             1998
Net cash provided by (used in):                       --------         --------
Operating activities .........................        $  3,979         $  7,168
Investing activities .........................          (9,203)         (11,440)
Financing activities .........................            (314)            (931)

     For the quarter ended March 31, 1999, cash provided by operating activities was $4.0 million. Net loss of $6.1 million, adjusted for depreciation and amortization of $12.7 million provided $6.6 million, which was decreased by $2.6 million from the net change in non-cash working capital and miscellaneous items. Total investing activities of $9.2 million were comprised of capital expenditures of $9.9 million, offset by $0.7 million of proceeds received from the disposition of fixed assets. The majority of the capital expenditures were used to manufacture camera rental systems and accessories. Cash used in financing activities of $0.3 million was used as a reduction of outstanding borrowings.

     For the quarter ended March 31, 1998, cash provided by operating activities was $7.2 million. Net income of $2.5 million, adjusted for depreciation and amortization of $7.5 million, provided $10.0 million, which was decreased by $2.8 million from the net change in non-cash working capital and miscellaneous items. Total investing activities of $11.4 million were comprised of capital expenditures of $15.6 million, offset by $4.2 million of proceeds received from the disposition of fixed assets. The majority of the capital expenditures were used to manufacture camera rental systems. Cash used in financing activities of $0.9 million was used as a reduction of outstanding borrowings of $3.9 million offset by a contribution from Warburg of $3.0 million.

     The Company intends to use the cash provided by operating activities to make additional capital expenditures to manufacture camera systems and accessories and to purchase other rental equipment. Additional cash flow provided by operating activities will be used to repay debt outstanding under the New Credit Agreement. Although there can be no assurance, the Company believes that its existing working capital together with borrowings under the New Credit Agreement and anticipated cash flow from operating activities will be sufficient to meet its expected operating and capital spending requirements for the foreseeable future. The Company will not be required to pay interest on the New Notes until August 1, 2002, which management believes will assist the Company in implementing its growth strategy.

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

     Panavision is a leading designer and manufacturer of high-precision film camera systems, comprising cameras, lenses and accessories for the motion picture and television industries. Panavision systems are rented through its domestic and international owned-and-operated facilities and agent network.

                                     PART II


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

3.1           Restated Certificate of Incorporation of the Company.
3.2           Restated By-Laws of the Company.
27.           Financial Data Schedule.


              -----------------

(b) There are no Current Reports on Form 8-K filed in the first quarter of 1999.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                 PANAVISION INC.



Date:      May 13, 1999             By:   /S/ JOHN S. FARRAND
      -------------------------        ----------------------------------------
                                                  John S. Farrand
                                          President and Chief Executive Officer
                                                   and Director



Date:      May 13, 1999             By:   /S/ JOSEPH P. PAGE
      -------------------------        ----------------------------------------
                                                        Joseph P. Page
                                                   Vice Chairman, Director,
                                              Chief Administrative Officer and
                                               acting Chief Financial Officer