Form 10-Q
period 1999-06-30
PANAVISION INC
filed 1999-08-16
CIK 1022911

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM               TO


                        Commission file number: 001-12391

                            -------------------------

                                 PANAVISION INC.
             (Exact name of Registrant as specified in its charter)


                DELAWARE                                  13-3593063
----------------------------------------           ------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

          6219 DE SOTO AVENUE
       WOODLAND HILLS, CALIFORNIA                           91367
----------------------------------------           ------------------------
(Address of principal executive offices)                  (Zip code)


                                 (818) 316-1000

                Registrant's telephone number including area code

                            -------------------------

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

     As of August 13, 1999, there were 8,055,619 shares of Panavision Inc. Common Stock outstanding.

================================================================================

                                 PANAVISION INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations ..............................    3

         Condensed Consolidated Balance Sheets ........................................    4

         Condensed Consolidated Statements of Cash Flows ..............................    5

         Notes to Condensed Consolidated Financial Statements .........................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations ...................................................................    8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ............................................................   13

Item 2.  Changes in Securities ........................................................   13

Item 3.  Defaults Upon Senior Securities ..............................................   13

Item 4.  Submission of Matters to a Vote of Security Holders ..........................   13

Item 5.  Other Information ............................................................   14

Item 6.  Exhibits and Reports on Form 8-K .............................................   14

SIGNATURES ............................................................................   15

                                     PART I


ITEM 1. FINANCIAL STATEMENTS

     The financial information herein and management's discussion thereof, include consolidated data for Panavision Inc. ("Registrant" or "Panavision") and its subsidiaries. Registrant and its subsidiaries are sometimes herein referred to collectively as the "Company".


                                 PANAVISION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                            SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                  JUNE 30,                      JUNE 30,
                                                          ------------------------      ------------------------
                                                            1999           1998           1999           1998
                                                          ---------      ---------      ---------      ---------
Camera rental ........................................    $  28,787      $  29,431      $  59,900      $  59,357
Lighting rental ......................................        9,477          7,262         16,625         12,260
Sales and other ......................................        8,941          9,262         17,697         17,492
                                                          ---------      ---------      ---------      ---------
Total rental revenue and sales .......................       47,205         45,955         94,222         89,109
Cost of camera rental ................................       16,426         15,089         32,001         29,631
Cost of lighting rental ..............................        6,639          5,654         12,812         10,255
Cost of sales and other ..............................        4,681          5,503          9,684         10,453
                                                          ---------      ---------      ---------      ---------
Gross margin .........................................       19,459         19,709         39,725         38,770
Selling, general and administrative expenses .........       14,602         13,558         28,741         27,070
Research and development expenses ....................        1,478          1,220          2,835          2,277
Charges in connection with the Panavision
 Recapitalization ....................................           --         58,726             --         58,726
                                                          ---------      ---------      ---------      ---------
Operating income (loss) ..............................        3,379        (53,795)         8,149        (49,303)
Interest income ......................................           96          2,774            187          2,940
Interest expense .....................................      (10,352)        (8,984)       (20,554)       (11,278)
Foreign exchange gain (loss) .........................         (410)           (67)        (1,146)           210
Other income, net ....................................          889            551          1,094          1,545
                                                          ---------      ---------      ---------      ---------
Loss before income taxes .............................       (6,398)       (59,521)       (12,270)       (55,886)
Income tax (provision) benefit .......................       (1,322)         2,964         (1,523)         1,801
                                                          ---------      ---------      ---------      ---------
Net loss .............................................    $  (7,720)     $ (56,557)     $ (13,793)     $ (54,085)
                                                          =========      =========      =========      =========
Basic loss per share .................................    $   (0.96)     $   (3.57)     $   (1.71)     $   (3.11)
                                                          =========      =========      =========      =========
Diluted loss per share ...............................    $   (0.96)     $   (3.57)     $   (1.71)     $   (3.11)
                                                          =========      =========      =========      =========
Shares used in computation -- Basic ..................        8,056         15,823          8,056         17,368
Shares used in computation -- Diluted ................        8,056         15,823          8,056         17,368


                             See accompanying notes.

                                 PANAVISION INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER VALUE DATA)


                                                                     JUNE 30, 1999     DECEMBER 31, 1998
                                                                     -------------     -----------------
                                                                      (UNAUDITED)
                            ASSETS
Current assets:
 Cash and cash equivalents ......................................     $    7,650          $    9,772
 Accounts receivable
   (net of allowance of $3,267 and $3,391) ......................         27,311              28,716
 Inventories ....................................................         10,162               9,648
 Prepaid expenses ...............................................          4,896               3,142
 Income tax receivable ..........................................          1,594               1,678
 Other current assets ...........................................            942                 415
                                                                      ----------          ----------
Total current assets ............................................         52,555              53,371
Property, plant and equipment, net ..............................        213,151             213,306
Other ...........................................................         26,705              25,080
                                                                      ----------          ----------
Total assets ....................................................     $  292,411          $  291,757
                                                                      ==========          ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)
Current liabilities:
 Accounts payable ...............................................     $    9,533          $    7,470
 Accrued liabilities ............................................         23,228              20,794
 Current maturities of long-term debt ...........................          7,258               4,814
                                                                      ----------          ----------
Total current liabilities .......................................         40,019              33,078
Long-term debt ..................................................        472,203             463,605
Deferred tax liabilities ........................................          6,709               6,862
Other liabilities ...............................................          2,032               1,977
Commitments and Contingencies
Stockholders' equity/(deficiency):
 Preferred stock, $.01 par value; 2,000 shares authorized;
   no shares issued and outstanding .............................             --                  --
 Common stock, $.01 par value; 50,000 shares authorized;
   8,056 shares issued and outstanding at June 30, 1999 and
   December 31, 1998 ............................................             81                  81
 Additional paid-in capital .....................................        168,032             168,032
 Accumulated deficit ............................................       (393,057)           (379,264)
 Accumulated other comprehensive loss ...........................         (3,608)             (2,614)
                                                                      ----------          ----------
   Total stockholders' equity/(deficiency) ......................       (228,552)           (213,765)
                                                                      ----------          ----------
Total liabilities and stockholders' equity/(deficiency) .........     $  292,411          $  291,757
                                                                      ==========          ==========

                             See accompanying notes.

                                 PANAVISION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                          SIX MONTHS ENDED JUNE 30,
                                                                          -------------------------
                                                                             1999           1998
                                                                          ---------      ----------
OPERATING ACTIVITIES
Net loss ............................................................     $ (13,793)     $  (54,085)
Adjustments to derive net cash provided by operating activities:
 Depreciation and amortization ......................................        18,118          15,220
 Gain on sale of property and equipment .............................        (1,739)         (1,455)
 Amortization of discount on subordinated notes .....................         7,847           5,574
 Charges in connection with the Panavision Recapitalization .........            --          58,726
 Changes in operating assets and liabilities:
   Accounts receivable ..............................................         1,405           1,491
   Inventories ......................................................          (514)           (446)
   Prepaid expenses and other current assets ........................        (2,281)           (167)
   Accounts payable .................................................         2,063            (439)
   Accrued liabilities ..............................................         2,434           1,887
 Other, net .........................................................        (1,791)            381
                                                                          ---------      ----------
Net cash provided by operating activities ...........................        11,749          26,687
INVESTING ACTIVITIES
Capital expenditures ................................................       (19,634)        (33,128)
Proceeds from dispositions of fixed assets ..........................         2,698           4,731
                                                                          ---------      ----------
Net cash used in investing activities ...............................       (16,936)        (28,397)
FINANCING ACTIVITIES
Borrowings under notes payable and credit agreement .................         8,000         460,248
Repayments of notes payable and credit agreement ....................        (4,814)       (129,163)
Contribution from Mafco .............................................            --         154,377
Contribution from Warburg ...........................................            --           3,041
Redemption and retirement of stock and stock options ................            --        (480,158)
Deferred financing costs ............................................            --         (10,487)
Notes receivable from officers and key employees ....................            --           7,115
                                                                          ---------      ----------
Net cash provided by financing activities ...........................         3,186           4,973
Effect of exchange rate changes on cash .............................          (121)           (156)
                                                                          ---------      ----------
Net (decrease) increase in cash and cash equivalents ................        (2,122)          3,107
Cash and cash equivalents at beginning of period ....................         9,772          11,020
                                                                          ---------      ----------
Cash and cash equivalents at end of period ..........................     $   7,650      $   14,127
                                                                          =========      ==========
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid during the period .....................................     $  12,358      $    4,469
Income taxes paid during the period .................................     $     954      $      545

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


3.   INVENTORIES

     Inventories consist of the following (in thousands):

                             JUNE 30, 1999     DECEMBER 31, 1998
                             -------------     -----------------
Finished goods ..........       $ 5,023             $4,608
Work-in-process .........           184                100
Component parts .........         1,912              1,930
Supplies ................         3,043              3,010
                                -------             ------
                                $10,162             $9,648
                                =======             ======

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

     The Company's future results could be adversely affected by a number of factors, including without limitation, (a) a significant reduction in the number of feature film, commercial and series television productions; (b) competitive pressures arising from changes in technology, customer requirements and industry standards; (c) an increase in expenses related to new product initiatives and product development efforts; (d) unfavorable foreign currency fluctuations; and (e) significant increases in interest rates.


5.   GEOGRAPHICAL AND BUSINESS SEGMENT INFORMATION

     The following table presents revenue and other financial information by business segment (in thousands):


                                    --------------------------------------------------------------
                                      NORTH                     ASIA
THREE MONTHS ENDED                   AMERICA      EUROPE       PACIFIC     CORPORATE        TOTAL
JUNE 30, 1999                       --------------------------------------------------------------
Revenue from external customers ..   $21,015     $ 19,975      $ 6,215            --      $ 47,205
Intersegment revenue .............     1,783          737           --            --         2,520
Operating income (loss) ..........       949        2,390        1,259        (1,219)        3,379


                                    --------------------------------------------------------------
                                      NORTH                     ASIA
THREE MONTHS ENDED                   AMERICA      EUROPE       PACIFIC     CORPORATE        TOTAL
JUNE 30, 1998                       --------------------------------------------------------------
Revenue from
 external customers .............    $21,457     $ 19,734      $ 4,764            --      $ 45,955
Intersegment revenue ............      2,470          972           --            --         3,442
Operating income (loss) .........      2,385        2,251        1,129       (59,560)      (53,795)


                                    --------------------------------------------------------------
                                      NORTH                     ASIA
SIX MONTHS ENDED                     AMERICA      EUROPE       PACIFIC     CORPORATE        TOTAL
JUNE 30, 1999                       --------------------------------------------------------------
Revenue from
 external customers .............    $45,051     $ 38,299      $10,872            --      $ 94,222
Intersegment revenue ............      6,049        1,516           --            --         7,565
Operating income (loss) .........      5,090        3,160        2,314        (2,415)        8,149


                                    --------------------------------------------------------------
                                      NORTH                     ASIA
SIX MONTHS ENDED                     AMERICA      EUROPE       PACIFIC     CORPORATE        TOTAL
JUNE 30, 1998                       --------------------------------------------------------------
Revenue from
 external customers .............    $44,387     $ 35,522      $ 9,200            --      $ 89,109
Intersegment revenue ............      4,378        1,706           --            --         6,084
Operating income (loss) .........      6,877        1,980        2,253       (60,413)      (49,303)


6.   COMPREHENSIVE LOSS

     For the quarter ended June 30, 1999 and 1998, comprehensive loss amounted to $(7,268,000) and $(57,937,000), respectively. For six months ended June 30, 1999 and 1998 comprehensive loss amounted to $(14,787,000) and $(55,114,000), respectively. The difference between net loss and comprehensive loss relates to the Company's change in foreign currency translation adjustments.

                                 PANAVISION INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998

     Camera rental revenue decreased $0.6 million, or 2.0%, to $28.8 million for the quarter ended June 30, 1999 from $29.4 million for the quarter ended June 30, 1998. The decrease was primarily due to reduced feature and television pilot activity in the L.A. market compared to the prior year, resulting in a decrease of $1.2 million at Panavision Woodland Hills. This decrease was partially offset by an increase of $0.7 million at Panavision Canada, resulting from increased feature activity in Canada.

     Lighting rental revenue increased $2.2 million, or 30.1%, to $9.5 million for the quarter ended June 30, 1999 from $7.3 million for the quarter ended
June 30, 1998. This increase was primarily due to the acquisition of selected assets of several small lighting rental businesses in Australia, resulting in increased lighting rental revenue of $1.2 million at Panavision Australia. Additionally, lighting rental revenue increased at Panavision Dallas/Chicago and at Lee Lighting in the U.K. by $0.5 million and $0.4 million, respectively, reflecting increased feature lighting activity at these locations.

     Sales and other revenue decreased $0.4 million, or 4.3%, to $8.9 million for the quarter ended June 30, 1999 from $9.3 million for the quarter ended June 30, 1998. This decrease was primarily due to decreased consumable sales at Panavision U.K.

     Cost of camera rental increased $1.3 million, or 8.6%, to $16.4 million for the quarter ended June 30, 1999 from $15.1 million for the quarter ended June 30, 1998. The majority of the increase resulted from increased depreciation expense from newly manufactured rental equipment as well as increased third-party agent commissions.

     Cost of lighting rental increased $0.9 million, or 15.8%, to $6.6 million for the quarter ended June 30, 1999 from $5.7 million for the quarter ended June 30, 1998. This increase was due to increased cost of lighting rental at Lee Lighting in the U.K. of $0.5 million and at Panavision Australia of $0.4 million, reflecting the increase in lighting rental revenue discussed above.

     Cost of sales and other decreased $0.8 million, or 14.5%, to $4.7 million for the quarter ended June 30, 1999 from $5.5 million for the quarter ended June 30, 1998. This decrease was primarily due to decreased cost of sales and other at Panavision U.K. of $0.5 million and other small decreases throughout the Company.

     Selling, general and administrative expenses increased $1.0 million, or 7.4%, to $14.6 million for the quarter ended June 30, 1999 from $13.6 million for the quarter ended June 30, 1998. This increase was due to increased selling, general and administrative costs at Panavision Australia of $0.6 million, resulting from the expansion in the lighting rental business discussed above, as well as increased corporate administrative expenses of $0.4 million.

     Research and development expenses increased $0.3 million, or 25.0%, to $1.5 million for the quarter ended June 30, 1999 from $1.2 million for the quarter ended June 30, 1998. This increase was primarily due to the development of new products for both film and digital application.

     Charges in connection with the Panavision Recapitalization, for the quarter ended June 30, 1998, of $58.7 million consist of a compensation charge of $48.6 million and a transaction expense charge of $10.1 million. The compensation charge resulted from the retirement of options and purchase of converted stock held by Directors, Officers and other key management required upon consummation of the Panavision Recapitalization.

     Net interest expense increased $4.1 million, or 66.1%, to $10.3 million for the quarter ended June 30, 1999 from $6.2 million for the quarter ended June 30, 1998. The increase was due to additional borrowings under the New Credit Agreement and the Notes related to the Panavision Recapitalization.

                                PANAVISION INC.

     Net other income was $0.5 million for the quarter ended June 30, 1999 and 1998.

     The effective tax rates for the quarters ended June 30, 1999 and June 30, 1998 were a provision of 20.7% and a benefit of 5.0%, respectively. The difference in the expected tax rate and the effective tax rate is due to the recording of a tax provision related to profitable foreign operations without a corresponding tax benefit being recorded for U.S. losses.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     Camera rental revenue increased $0.5 million to $59.9 million for the six months ended June 30, 1999 from $59.4 million for the six months ended June 30, 1998. This increase was primarily due to increased commercial activity at Panavision Hollywood, increased feature and commercial activity at Panavision Florida, and increased feature activity at Panavision U.K., resulting in camera rental revenue increases of $0.4 million at each of these locations. These increases were partially offset by a decrease of $0.6 million at Panavision Dallas/Chicago, reflecting a decrease in feature activity.

     Lighting rental revenue increased $4.3 million, or 35.0%, to $16.6 million for the six months ended June 30, 1999 from $12.3 million for the six months ended June 30, 1998. This increase was primarily due to increased lighting rental revenue at Lee Lighting in the U.K. of $2.6 million and at Panavision Dallas/Chicago of $0.6 million, reflecting increased feature lighting activity at these locations. Additionally, lighting rental revenue increased $1.1 million at Panavision Australia as a result of the acquisition of selected assets of several small lighting rental businesses in Australia.

     Sales and other revenue increased $0.2 million, or 1.1%, to $17.7 million for the six months ended June 30, 1999 from $17.5 million for the six months ended June 30, 1998. This increase was primarily due to increased lighting related sales at Panavision Australia and at Lee Lighting in the U.K. resulting in increased sales and other revenue of $0.4 million and $0.2 million, respectively. These increases were partially offset by a decrease at Panavision Dallas/Chicago of $0.3 million, reflecting decreased consumable sales.

     Cost of camera rental increased $2.4 million, or 8.1%, to $32.0 million for the six months ended June 30, 1999 from $29.6 million for the six months ended June 30, 1998. The majority of the increased costs relate to the growth in camera rental revenue as well as additional depreciation expense for newly manufactured equipment.

     Cost of lighting rental increased $2.5 million, or 24.2%, to $12.8 million for the six months ended June 30, 1999 from $10.3 million for the six months ended June 30, 1998. This increase was primarily due to increased cost of lighting rental at Lee Lighting in the U.K. of $2.1 million and at Panavision Australia of $0.3 million, reflecting the increase in lighting rental revenue discussed above.

     Cost of sales and other decreased $0.8 million, or 7.6%, to $9.7 million for the six months ended June 30, 1999 from $10.5 million for the six months ended June 30, 1998. The decrease was primarily due to decreased cost of sales and other at Panavision U.K. of $0.5 million and at Lee Filters U.K. of $0.2 million.

     Selling, general and administrative expenses increased $1.6 million, or 5.9%, to $28.7 million for the six months ended June 30, 1999 from $27.1 million for the six months ended June 30, 1998. This increase was primarily due to increased selling, general and administrative expenses at Panavision Australia of $0.8 million, resulting from the expansion in the lighting rental business discussed above; at Panavision Woodland Hills of $0.3 million, at Panavision Dallas/Chicago of $0.2 million, at Lee lighting in the U.K. of $0.2 million and an increase in corporate expenses of $0.6 million, partially offset by a decrease at Panavision U.K. of $0.5 million.

     Research and development expenses increased $0.5 million, or 21.7%, to $2.8 million for the six months ended June 30, 1999 from $2.3 million for the six months ended June 30, 1998. This increase was primarily due to the development of new products for both film and digital application.

                                 PANAVISION INC.

     Charges in connection with the Panavision Recapitalization, for the six months ended June 30, 1998, of $58.7 million consist of a compensation charge of $48.6 million and a transaction expense charge of $10.1 million. The compensation charge resulted from the retirement of options and purchase of converted stock held by Directors, Officers and other key management required upon consummation of the Panavision Recapitalization.

     Net interest expense increased $12.1 million to $20.4 million for the six months ended June 30, 1999 from $8.3 million for the six months ended June 30, 1998. The increase was due to the increased borrowings under the New Credit Agreement and the interest on the Notes related to the Panavision
Recapitalization.

     Net other expense was $0.1 million for the six months ended June 30, 1999 as compared to net other income of $1.8 million for the six months ended June 30, 1998. The results for the six months ending June 30, 1999 include an unrealized foreign exchange loss of $1.1 million as compared to a unrealized foreign exchange gain of $0.2 million in the six months ending June 30, 1998. Additionally, the results in the first six months of 1998 included a $0.8 million gain on the sale of two buildings in the U.K as well as other income at Panavision Canada of $0.3 million.

     The effective tax rates for the six months ended June 30, 1999 and June 30, 1998 were a provision of 12.4% and a benefit of 3.2%, respectively. The difference in the expected tax rate and the effective tax rate is due to the recording of a tax provision related to profitable foreign operations without a corresponding tax benefit being recorded for U.S. losses.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain information from the Company's Condensed Consolidated Statements of Cash Flows for the periods indicated (in thousands):

                                             SIX MONTHS
                                           ENDED JUNE 30,
                                     ---------------------------
                                         1999           1998
                                     ------------   ------------
   Net cash provided by (used in):
   Operating activities ..........    $  11,749      $  26,687
   Investing activities ..........      (16,936)       (28,397)
   Financing activities ..........        3,186          4,973

     For the six months ended June 30, 1999, cash provided by operating activities was $11.7 million. Net loss of $13.8 million, adjusted for depreciation and all amortization of $26.0 million, provided $12.2 million, which was decreased by $0.5 million from the net change in non-cash working capital and miscellaneous items. Total investing activities of $16.9 million were comprised of capital expenditures of $19.6 million, offset by $2.7 million of proceeds received from the disposition of fixed assets. The majority of capital expenditures were used to manufacture camera rental systems and accessories. Cash provided by financing activities was $3.2 million. Borrowings of $8.0 million were offset by repayments of $4.8 million under the New Credit Agreement.

     For the six months ended June 30, 1998, cash provided by operating activities was $26.7 million. Net loss of $54.1 million, adjusted for depreciation and amortization of $20.8 million, and adjusted for charges in connection with the Panavision Recapitalization of $58.7 million, provided $25.4 million, which was increased by $1.3 million from the net change in non-cash working capital and miscellaneous items. Total investing activities of $28.4 million were comprised of capital expenditures of $33.1 million, offset by $4.7 million of proceeds received from the disposition of fixed assets. The majority of the capital expenditures were used to manufacture and purchase camera rental systems. Cash provided by financing activities was $5.0 million. Borrowings of $460.2 million and the contribution by Mafco of $154.4 million were used to repay outstanding borrowings under the Old Credit Agreement of $125.2 million in the

                                 PANAVISION INC.

second quarter and to redeem and retire stock and options (net of the proceeds from the exercise of options) of $480.2 million. In addition, $3.9 million was used to re-pay a portion of borrowings under the Old Credit Agreement during the first quarter of 1998.

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

     The Company has completed its awareness and assessment phases of the Year 2000 project at all owned-and-operated locations. These phases centered on the collection of information worldwide relative to system hardware, software and programming issues which would need modification or replacement to ensure Year 2000 compliance. The assessment phase of the project with respect to the Company's major customers and vendors is viewed as an ongoing process. The Company has received a majority of the responses to its original information requests circulated in 1998. However, the Company continues to request and review updated information from certain key vendors and customers regarding the continuing progress of their Year 2000 projects. At this time, the Company does not believe that the costs associated with the Year 2000 issues applicable to our vendors and customers will be material. If it is found later that vendors are not Year 2000 compliant, the Company's contingency plan is to locate replacement vendors whose operations are Year 2000 compliant.

                                 PANAVISION INC.

     The remediation and validation phases of the project are complete as they relate to the main computer system and programs in operation at the Company's headquarters in Woodland Hills, California. The main accounting software and proprietary rental tracking software have been corrected to allow for the Year 2000 issues. At all entities, the remediation, validation and implementation phases of our Year 2000 project are complete with respect to all mission critical items. Year 2000 issues that have been determined to be non-mission critical are substantially complete with respect to the remediation and validation phases. The Company currently believes that it will be able to modify, replace or mitigate its affected systems in time to avoid any material detrimental impact on its operations.

     To date, the Company has incurred less than $250,000 of costs related to Year 2000 issues, of which approximately $113,000 has been capitalized. The Company estimates that future costs associated with Year 2000 issues will not be material.

     While the Company is not presently aware of any significant exposure relative to its systems not being properly remediated in a timely manner, there can be no assurance that all Year 2000 remediation processes will be completed and properly tested before the Year 2000, or that contingency plans will sufficiently mitigate the risk of a Year 2000 readiness problem. The Company has developed appropriate contingency plans for critical systems which include alternatives of a manual nature. An interruption of the Company's ability to conduct its business, due to a Year 2000 readiness problem, could have a material adverse effect on the Company. However, the amount of potential liability and lost revenue, if any, cannot be reasonably estimated at this time nor can the Company identify specifically the most likely worst-case scenario.

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

ITEM 2. CHANGES IN SECURITIES
        There were no modifications made to the rights of stockholders of any class of securities during the quarter ended June 30, 1999.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        There were no events of default upon senior securities during the quarter ended June 30, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company's Annual Meeting of Stockholders was held on May 27, 1999.

         (b) Not required to be presented.

         (c) At the Annual Meeting of Stockholders, the following matters were voted upon: the election of eight persons to the Board of Directors of the Company, the ratification of the selection of Ernst & Young LLP, as independent auditors for the Company for the fiscal year ending December 31, 1999, to approve the adoption of the Panavision Inc. 1999 Stock Option Plan, and to approve the adoption of the Panavision Inc. Executive Incentive Compensation Plan. The results of the voting on matters presented at the Company's Annual Meeting of Stockholders were as follows:


                                                        VOTES
                  DESCRIPTION           VOTES FOR     WITHHELD
             ----------------------     ---------     --------
             ELECTION OF DIRECTORS:
             Ronald O. Perelman         7,830,900      3,660
             John S. Farrand            7,830,900      3,660
             Howard Gittis              7,830,900      3,660
             James R. Maher             7,830,900      3,660
             Joseph P. Page             7,830,900      3,660
             Martin D. Payson           7,830,900      3,660
             William C. Scott           7,830,900      3,660
             Kenneth Ziffren            7,830,900      3,660

             There were no abstentions or broker non-votes on the elections of Directors.


                                                              VOTES                   BROKER
                         DESCRIPTION             VOTES FOR   AGAINST   ABSTENTIONS   NON-VOTES
             ----------------------------------  ---------   -------   -----------   ---------
             Ratification of the appointment
               of Ernst & Young LLP ...........  7,834,185     228         147          --

                                 PANAVISION INC.

                                                              VOTES                   BROKER
                        DESCRIPTION              VOTES FOR   AGAINST   ABSTENTIONS   NON-VOTES
             ----------------------------------  ---------   -------   -----------   ---------
             Approval of the 1999 Stock Option
             Plan .............................  7,356,540    31,499     42,626       403,895


                                                               VOTES                   BROKER
                            DESCRIPTION           VOTES FOR   AGAINST   ABSTENTIONS   NON-VOTES
             -----------------------------------  ---------   -------   -----------   ---------
             Approval of the Executive Incentive
             Compensation Plan .................. 7,382,176    4,463      44,026       403,895


ITEM 5. OTHER INFORMATION
        No additional information need be presented.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits
27.       Financial Data Schedule.
          ----------------
(b) There are no Current Reports on Form 8-K filed in the second quarter of 1999.

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                     PANAVISION INC.


Date: August 13, 1999                By: /S/ JOHN S. FARRAND
                                         -------------------------------------
                                                  John S. Farrand
                                         President and Chief Executive Officer
                                                    and Director


Date: August 13, 1999                By: /S/ JOSEPH P. PAGE
                                         -------------------------------------
                                                   Joseph P. Page
                                            Vice Chairman, Director and
                                            Chief Administrative Officer