Form 10-Q
period 1999-09-30
PANAVISION INC
filed 1999-11-15
CIK 1022911

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ---------------------

                                   FORM 10-Q


(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999


                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934


             FOR THE TRANSITION PERIOD FROM --------  TO --------



                       Commission file number: 001-12391

                               ----------------

                                 PANAVISION INC.
            (Exact name of Registrant as specified in its charter)



                       DELAWARE                         13-3593063
           -------------------------             -------------------------
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)             Identification No.)

               6219 DE SOTO AVENUE
           WOODLAND HILLS, CALIFORNIA                      91367
           -------------------------             -------------------------
   (Address of principal executive offices)             (Zip code)

                                (818) 316-1000
               Registrant's telephone number including area code


                               ----------------

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

     As of November 12, 1999, there were 8,055,619 shares of Panavision Inc. Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                PANAVISION INC.

                    INDEX TO QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1999



PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Statements of Operations .......................     3
         Condensed Consolidated Balance Sheets .................................     4
         Condensed Consolidated Statements of Cash Flows .......................     5
         Notes to Condensed Consolidated Financial Statements ..................     6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results
          of Operations ........................................................     8
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings .....................................................    13
Item 2.  Changes in Securities .................................................    13
Item 3.  Defaults Upon Senior Securities .......................................    13
Item 4.  Submission of Matters to a Vote of Security Holders ...................    13
Item 5.  Other Information .....................................................    13
Item 6.  Exhibits and Reports on Form 8-K ......................................    13
SIGNATURES .....................................................................    14

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


                                PANAVISION INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                  THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                              ---------------------------   ---------------------------
                                                  1999           1998           1999           1998
                                              ------------   ------------   ------------   ------------
Camera rental .............................    $  34,471      $  34,054      $  94,371      $  93,411
Lighting rental ...........................        9,892          7,341         26,517         19,601
Sales and other ...........................        9,126          9,286         26,823         26,778
                                               ---------      ---------      ---------      ---------
Total rental revenue and sales ............       53,489         50,681        147,711        139,790
Cost of camera rental .....................       15,608         15,633         47,609         45,264
Cost of lighting rental ...................        7,287          5,261         20,099         15,516
Cost of sales and other ...................        5,537          5,509         15,221         15,962
                                               ---------      ---------      ---------      ---------
Gross margin ..............................       25,057         24,278         64,782         63,048
Selling, general and administrative
 expenses .................................       14,779         12,996         43,520         40,066
Research and development expenses .........        1,591          1,318          4,426          3,595
Charges in connection with the
 Panavision Recapitalization ..............           --             --             --         58,726
                                               ---------      ---------      ---------      ---------
Operating income (loss) ...................        8,687          9,964         16,836        (39,339)
Interest income ...........................          100            163            287          3,103
Interest expense ..........................      (10,770)       (10,057)       (31,324)       (21,335)
Foreign exchange gain (loss) ..............          945            567           (201)           777
Other, net ................................          388            (79)         1,482          1,466
                                               ---------      ---------      ---------      ---------
Income (loss) before income taxes .........         (650)           558        (12,920)       (55,328)
Income tax (provision) benefit ............       (1,510)        (1,289)        (3,033)           512
                                               ---------      ---------      ---------      ---------
Net loss ..................................    $  (2,160)     $    (731)     $ (15,953)     $ (54,816)
                                               =========      =========      =========      =========
Basic loss per share ......................    $   (0.27)     $    (.09)     $   (1.98)     $   (3.85)
                                               =========      =========      =========      =========
Diluted loss per share ....................    $   (0.27)     $    (.09)     $   (1.98)     $   (3.85)
                                               =========      =========      =========      =========
Shares used in computation -- Basic .......        8,056          8,056          8,056         14,229
Shares used in computation -- Diluted .....        8,056          8,056          8,056         14,229

                            See accompanying notes.

                                PANAVISION INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)




                                                                          SEPTEMBER 30,     DECEMBER 31,
                                                                               1999             1998
                                                                         ---------------   -------------
                                                                           (UNAUDITED)
                                ASSETS
Current assets:
 Cash and cash equivalents ...........................................     $    5,720       $    9,772
 Accounts receivable (net of allowance of $2,602 and $3,391) .........         33,890           28,716
 Inventories .........................................................          9,897            9,648
 Prepaid expenses ....................................................          3,534            3,142
 Income tax receivable ...............................................          1,731            1,678
 Other current assets ................................................          1,043              415
                                                                           ----------       ----------
Total current assets .................................................         55,815           53,371
Property, plant and equipment, net ...................................        214,794          213,306
Other ................................................................         28,005           25,080
                                                                           ----------       ----------
Total assets .........................................................     $  298,614       $  291,757
                                                                           ==========       ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)
Current liabilities:
 Accounts payable ....................................................     $    7,835       $    7,470
 Accrued liabilities .................................................         25,312           20,794
 Current maturities of long-term debt ................................          8,500            4,814
                                                                           ----------       ----------
Total current liabilities ............................................         41,647           33,078
Long-term debt .......................................................        477,034          463,605
Deferred tax liabilities .............................................          6,904            6,862
Other liabilities ....................................................          2,300            1,977

Commitments and Contingencies
Stockholders' equity/(deficiency):
 Preferred stock, $.01 par value; 2,000 shares authorized; no shares
   issued and outstanding ............................................             --               --
 Common stock, $.01 par value; 50,000 shares authorized;
   8,056 shares issued and outstanding at September 30, 1999 and
   December 31, 1998 .................................................             81               81
 Additional paid-in capital ..........................................        168,032          168,032
 Accumulated deficit .................................................       (395,217)        (379,264)
 Accumulated other comprehensive loss ................................         (2,167)          (2,614)
                                                                           ----------       ----------
   Total stockholders' equity/(deficiency) ...........................       (229,271)        (213,765)
                                                                           ----------       ----------
Total liabilities and stockholders' equity/(deficiency) ..............     $  298,614       $  291,757
                                                                           ==========       ==========

                            See accompanying notes.

                                PANAVISION INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)




                                                                         NINE MONTHS ENDED SEPTEMBER
                                                                                     30,
                                                                        -----------------------------
                                                                             1999            1998
                                                                        -------------   -------------
OPERATING ACTIVITIES
Net loss ............................................................     $ (15,953)     $  (54,816)
Adjustments to derive net cash provided by operating activities:
 Depreciation and amortization ......................................        27,405          23,395
 Gain on sale of property and equipment .............................        (2,029)         (1,968)
 Amortization of discount on subordinated notes .....................        11,929           9,332
 Charges in connection with the Panavision Recapitalization .........            --          58,726
 Changes in operating assets and liabilities:
   Accounts receivable ..............................................        (5,174)         (5,565)
   Inventories ......................................................          (249)         (1,230)
   Prepaid expenses and other current assets ........................        (1,020)          1,740
   Accounts payable .................................................           365          (1,774)
   Accrued liabilities ..............................................         4,518          (2,333)
 Other, net .........................................................        (4,206)          1,352
                                                                          ---------      ----------
Net cash provided by operating activities ...........................        15,586          26,859

INVESTING ACTIVITIES
Capital expenditures ................................................       (28,023)        (40,511)
Proceeds from dispositions of fixed assets ..........................         3,159           5,487
                                                                          ---------      ----------
Net cash used in investing activities ...............................       (24,864)        (35,024)

FINANCING ACTIVITIES
Borrowings under notes payable and credit agreement .................        11,500         463,248
Repayments of notes payable and credit agreement ....................        (6,314)       (132,618)
Contribution from Mafco .............................................            --         154,377
Contribution from Warburg ...........................................            --           3,041
Redemption and retirement of stock and stock options ................            --        (480,473)
Deferred financing costs ............................................            --         (10,583)
Notes receivable from officers and key employees ....................            --           7,115
                                                                          ---------      ----------
Net cash provided by financing activities ...........................         5,186           4,107
Effect of exchange rate changes on cash .............................            40            (222)
                                                                          ---------      ----------
Net decrease in cash and cash equivalents ...........................        (4,052)         (4,280)
Cash and cash equivalents at beginning of period ....................         9,772          11,020
                                                                          ---------      ----------
Cash and cash equivalents at end of period ..........................     $   5,720      $    6,740
                                                                          =========      ==========
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid during the period .....................................     $  19,183      $   10,821
Income taxes paid during the period .................................     $   1,831      $    1,793

                            See accompanying notes.

                                  PANAVISION

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


3. INVENTORIES

     Inventories consist of the following (in thousands):




                                SEPTEMBER 30,     DECEMBER 31,
                                     1999             1998
                               ---------------   -------------
   Finished goods ..........        $4,931           $4,608
   Work-in-process .........           354              100
   Component parts .........         1,893            1,930
   Supplies ................         2,719            3,010
                                    ------           ------
                                    $9,897           $9,648
                                    ======           ======

                                PANAVISION INC.

                                  (UNAUDITED)

4. USE OF ESTIMATES


     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.


5. GEOGRAPHICAL AND BUSINESS SEGMENT INFORMATION


     The following table presents revenue and other financial information by business segment (in thousands):




THREE MONTHS ENDED                        NORTH                     ASIA
SEPTEMBER 30, 1999                       AMERICA      EUROPE      PACIFIC      CORPORATE        TOTAL
-------------------------------------   ---------   ----------   ---------   -------------   -----------
Revenue from external customers .....    $27,543     $19,018      $ 6,928             --      $ 53,489
Intersegment revenue ................      3,558         809           --             --         4,367
Operating income (loss) .............      6,753       1,558        1,805         (1,429)        8,687


THREE MONTHS ENDED                        NORTH                      ASIA
SEPTEMBER 30, 1998                       AMERICA       EUROPE      PACIFIC     CORPORATE       TOTAL
-------------------------------------   ---------   -----------   ---------   -----------   -----------
Revenue from external customers .....    $25,814     $ 19,838      $5,029            --      $ 50,681
Intersegment revenue ................      3,036          896          --            --         3,932
Operating income (loss) .............      6,381        3,078       1,329          (824)        9,964


NINE MONTHS ENDED                          NORTH                      ASIA
SEPTEMBER 30, 1999                        AMERICA      EUROPE       PACIFIC      CORPORATE       TOTAL
--------------------------------------   ---------   ----------   -----------   -----------   -----------
Revenue from external customers ......    $72,594     $57,317      $ 17,800            --      $147,711
Intersegment revenue .................      9,607       2,325            --            --        11,932
Operating income (loss) ..............     11,843       4,718         4,119        (3,844)       16,836


NINE MONTHS ENDED                        NORTH                      ASIA
SEPTEMBER 30, 1998                      AMERICA       EUROPE      PACIFIC     CORPORATE       TOTAL
------------------------------------   ---------   -----------   ---------   -----------   -----------
Revenue from external customers.....    $70,201     $ 55,360      $14,229           --      $ 139,790
Intersegment revenue ...............      7,414        2,602           --           --         10,016
Operating income (loss) ............     13,258        5,058        3,582      (61,237)       (39,339)

6. COMPREHENSIVE INCOME (LOSS)


     For the quarter ended September 30, 1999 and 1998, comprehensive income
(loss) amounted to $(719,000) and $172,000, respectively. For the nine months ended September 30, 1999 and 1998 comprehensive loss amounted to $(15,506,000) and $(54,942,000), respectively. The difference between net loss and comprehensive income (loss) relates to the Company's change in foreign currency translation adjustments.

                                   PANAVISION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998


CAMERA RENTAL OPERATIONS

     Camera rental revenue for the third quarter of 1999 was $34.5 million. Revenue increased $0.4 million, or 1.2%, compared to the third quarter of 1998. The increase was primarily due to higher rentals associated with feature film productions in California and Western Canada, partially offset by a decrease in camera rental revenue in the U.K.

     Cost of camera rental for the current quarter was $15.6 million, unchanged from the third quarter of 1998. A reduction in rental equipment maintenance costs and lower commission to third-party agents offset an increase in depreciation on newly capitalized rental equipment.


LIGHTING RENTAL OPERATIONS

     Lighting rental revenue for the current quarter was $9.9 million, an increase of $2.6 million, or 35.6%, compared to the third quarter of 1998. The increase reflects additional lighting rentals generated on the lighting equipment acquired in Australia in the second quarter of 1999, and higher feature film revenue at Lee Lighting in the U.K.

     Cost of lighting rental for the current quarter was $7.3 million, an increase of $2.0 million, or 37.7%, from the third quarter of 1998. The increase was primarily due to the increase in costs associated with the expansion of the Australian lighting operation and increased labor costs associated with the growth in revenue at Lee Lighting.


OPERATING COSTS

     Selling, general and administrative expenses for the third quarter of 1999 were $14.8 million, an increase of $1.8 million, or 13.8%, from the third quarter of 1998. The increase was the result of additional operating costs associated with the expansion of the Australian lighting operation and higher corporate costs and professional fees.

     Research and development expenses for the current quarter were $1.6 million, an increase of $0.3 million, or 23.1%, from the third quarter of 1998. The increase was primarily due to increased costs related to the development of products for digital application.


INTEREST, TAXES AND OTHER

     Net interest expense for the third quarter of 1999 was $10.7 million, an increase of $0.8 million, or 8.1%, from the third quarter of 1998. The increase reflects additional borrowings and slightly higher interest rates as compared to the third quarter of 1998.

     Net other income for the third quarter of 1999 was $1.3 million, an increase of $0.8 million from the third quarter of 1998. The increase was primarily due to changes in foreign exchange gains and losses.

     The effective tax rates for the quarters ended September 30, 1999 and September 30, 1998 were a provision of 232.3% and 231.0%, respectively. The difference in the expected tax rate and the effective tax rate is due to the recording of a tax provision related to profitable foreign operations without a corresponding tax benefit being recorded for U.S. losses.

                                PANAVISION INC.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998


CAMERA RENTAL OPERATIONS

     Camera rental revenue for the first nine months of 1999 was $94.4 million. Revenue increased $1.0 million, or 1.1%, compared to the first nine months of 1998. The increase was primarily due to higher rentals associated with feature film productions in California and Western Canada, partially offset by a decrease in camera rental revenue in the U.K.

     Cost of camera rental for the first nine months of 1999 was $47.6 million, an increase of $2.3 million, or 5.1%, as compared to the first nine months of 1998. The increase reflects a $1.8 million increase in depreciation on newly capitalized rental equipment and other increases related to the growth in camera rental revenue.


LIGHTING RENTAL OPERATIONS

     Lighting rental revenue for the first nine months of 1999 was $26.5 million, an increase of $6.9 million, or 35.2%, compared to the first nine months of 1998. The increase reflects additional lighting rentals generated on the lighting equipment acquired in Australia in the second quarter of 1999, and higher feature film revenue at Lee Lighting.

     Cost of lighting rental for the first nine months of 1999 was $20.1 million, an increase of $4.6 million, or 29.7%, from the first nine months of 1998. The increase was primarily due to the increase in costs associated with the expansion of the Australian lighting operation and increased costs associated with the growth in revenue at Lee Lighting.


OPERATING COSTS

     Selling, general and administrative expenses for the first nine months of 1999 were $43.5 million, an increase of $3.4 million, or 8.5%, from the first nine months of 1998. The increase was the result of additional operating costs associated with the expansion of the Australian lighting operation and higher corporate costs and professional fees.

     Research and development expenses for the first nine months of 1999 were $4.4 million, an increase of $0.8 million, or 22.2%, from the first nine months of 1998. The increase was primarily due to increased costs related to the development of products for digital application.


INTEREST, TAXES AND OTHER

     Charges in connection with the Panavision Recapitalization, for the first nine months of 1998, totaled $58.7 million consisting of a compensation charge of $48.6 million and a transaction expense charge of $10.1 million. The compensation charge resulted from the retirement of options and purchase of converted stock held by Directors, Officers and other key management required upon consummation of the Panavision Recapitalization.

     Net interest expense for the first nine months of 1999 was $31.0 million, an increase of $12.8 million, or 70.3%, from the first nine months of 1998. The increase was due to the increased borrowings under the New Credit Agreement and the interest on the Notes related to the Panavision Recapitalization.

     Net other income for the first nine months of 1999 was $1.3 million, a decrease of $0.9 million from the first nine months of 1998. The decrease was primarily due to changes in foreign exchange gains and losses.

     The effective tax rates for the nine months ended September 30, 1999 and September 30, 1998 were a provision of 23.5% and a benefit of 0.9%, respectively. The difference in the expected tax rate and the effective tax rate is due to the recording of a tax provision related to profitable foreign operations without a corresponding tax benefit being recorded for U.S. losses.

                                PANAVISION INC.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain information from the Company's Condensed Consolidated Statements of Cash Flows for the periods indicated (in thousands):




                                             NINE MONTHS
                                         ENDED SEPTEMBER 30,
                                     ---------------------------
                                         1999           1998
                                     ------------   ------------
   Net cash provided by (used in):
   Operating activities ..........    $  15,586      $  26,859
   Investing activities ..........      (24,864)       (35,024)
   Financing activities ..........        5,186          4,107

     For the nine months ended September 30, 1999, cash provided by operating activities was $15.6 million. Net loss of $16.0 million, adjusted for depreciation and all amortization of $39.3 million, provided $23.3 million, which was decreased by $7.7 million from the net change in working capital (excluding cash) and miscellaneous items. Total investing activities of $24.9 million were comprised of capital expenditures of $28.0 million, offset by $3.1 million of proceeds received from the disposition of fixed assets. The majority of capital expenditures were used to manufacture camera rental systems and accessories. Cash provided by financing activities was $5.2 million. Borrowings of $11.5 million were offset by repayments of $6.3 million under the New Credit Agreement.

     For the nine months ended September 30, 1998, cash provided by operating activities was $26.9 million. Net loss of $54.8 million, adjusted for depreciation and all amortization of $32.7 million, and adjusted for charges in connection with the Panavision Recapitalization of $58.7 million, provided $36.6 million, which was decreased by $9.7 million from the net change in working capital (excluding cash) and miscellaneous items. Total investing activities of $35.0 million were comprised of capital expenditures of $40.5 million, offset by $5.5 million of proceeds received from the disposition of fixed assets. The majority of the capital expenditures were used to manufacture camera rental systems. Cash provided by financing activities was $4.1 million. Borrowings of $460.2 million and the contribution by Mafco of $154.4 million were used to repay outstanding borrowings under the Old Credit Agreement of $125.2 million in the second quarter and to redeem and retire stock and options (net of the proceeds from the exercise of options) of $480.5 million In addition, $3.9 million was used to re-pay a portion of borrowings under the Old Credit Agreement during the first quarter of 1998.

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

                                PANAVISION INC.

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


YEAR 2000 COMPLIANCE

     The Year 2000 problem is the result of computer programs that were written using two digits rather than four to define the applicable year. Accordingly, computer programs that have time-sensitive software may recognize a date using `00' as the year 1900 rather than the year 2000. This could result in complete system failure or improper operation of systems, such as miscalculations. Potential problems of this nature could cause disruptions to operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar activities. To address the Year 2000 issues, the Company is using a multi-phased concurrent approach. The phases include awareness, assessment, remediation, validation and implementation.

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

     The remediation, validation and implementation phases of the project are complete as they relate to the main computer system and programs in operation at the Company's headquarters in Woodland Hills, California. The main accounting software and proprietary rental tracking software have been corrected to allow for the Year 2000 issues. At all entities, the remediation, validation and implementation phases of our Year 2000 project are complete with respect to all mission critical items. Year 2000 issues that have been determined to be non-mission critical are substantially complete with respect to the remediation, validation and implementation phases. The Company currently believes that it will be able to modify, replace or mitigate its affected systems in time to avoid any material detrimental impact on its operations.

     To date, the Company has incurred less than $250,000 of costs related to Year 2000 issues, of which approximately $175,000 has been capitalized. The Company estimates that future costs associated with Year 2000 issues will not be material.

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

                                PANAVISION INC.

FORWARD-LOOKING STATEMENTS


     This quarterly report on Form 10-Q for the period ended September 30, 1999, as well as certain of the Company's other public documents and statements and oral statements contain forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon safe harbor provisions of Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements.


     In addition to factors described in the Company's Securities and Exchange Commission filings and others, the following factors could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (a) a significant reduction in the number of feature film, commercial and series television productions; (b) competitive pressures arising from changes in technology, customer requirements and industry standards; (c) an increase in expenses related to new product initiatives and product development efforts; (d) unfavorable foreign currency fluctuations; and (e) significant increases in interest rates. The Company assumes no responsibility to update the forward-looking statements contained in this filing.


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


ITEM 2. CHANGES IN SECURITIES

       There were no modifications made to the rights of stockholders of any class of securities during the quarter ended September 30, 1999.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       There were no events of default upon senior securities during the quarter ended September 30, 1999.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted to a vote of security holders during the third quarter of 1999.


ITEM 5. OTHER INFORMATION

       No additional information need be presented.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

27.    Financial Data Schedule.

(b) There are no Current Reports on Form 8-K filed in the third quarter of 1999.

                                PANAVISION INC.

                                  SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                        PANAVISION INC.




Date: November 15, 1999               By:      /S/ JOHN S. FARRAND
    -------------------------------   ------------------------------------
                                                 John S. Farrand
                                      President and Chief Executive Officer
                                                   and Director

Date: November 15, 1999               By:      /S/ JOSEPH P. PAGE
    --------------------------------  ------------------------------------
                                                  Joseph P. Page
                                           Vice Chairman, Director and
                                           Chief Administrative Officer

Date: November 15, 1999               By:      /S/ SCOTT SEYBOLD
    --------------------------------  ------------------------------------
                                                 Scott Seybold
                                           Executive Vice President and
                                             Chief Financial Officer