Form 10-K
period 1999-12-31
PANAVISION INC
filed 2000-03-27
CIK 1022911

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1999

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
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


         6219 DE SOTO AVENUE
       WOODLAND HILLS, CALIFORNIA                         91367
(Address of principal executive offices)                (Zip code)


               Registrant's telephone number including area code:
                                 (818) 316-1000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

       TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------             -----------------------------------------
          Common Stock                         New York Stock Exchange


        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on March 22, 2000 was approximately $6 million. As of March 22, 2000, there were 8,055,619 shares of Panavision Inc. Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         (1) Portions of the registrant's 2000 definitive proxy statement, issued in connection with the annual meeting of stockholders, are incorporated by reference in Part III of this Form 10-K.

                                 PANAVISION INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                                                   PAGE
                                                                                                   ----
                                     PART I

Item 1      Business...........................................................................      3

Item 2      Properties.........................................................................     10

Item 3      Legal Proceedings..................................................................     11

Item 4      Submission of Matters to a Vote of Security Holders................................     11



                                   PART II

Item 5      Market for Registrant's Common Equity and Related Stockholder Matters..............     12

Item 6      Selected Financial Data............................................................     13

Item 7      Management's Discussion and Analysis of Financial Condition and
            Results of Operations..............................................................     15

Item 8      Financial Statements and Supplementary Data........................................     21

Item 9      Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure...........................................................     21



                                  PART III

Item 10     Directors and Executive Officers of the Registrant.................................      *

Item 11     Executive Compensation.............................................................      *

Item 12     Security Ownership of Certain Beneficial Owners and Management.....................      *

Item 13     Certain Relationships and Related Transactions.....................................      *



                                   PART IV

Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K....................     22



----------------
* Incorporated by reference from Panavision Inc.  2000 Proxy Statement.

                                     PART I

ITEM 1.  BUSINESS

BUSINESS OVERVIEW

     Panavision Inc. (the "Company" or "Panavision") is a leading designer, manufacturer and supplier of high precision camera systems, comprising cameras, lenses and accessories, for the motion picture and television industries. Panavision has long been recognized in the motion picture and television industries as the preeminent brand name for cinematography equipment. Since the Company's inception in 1954, Panavision has continually introduced new camera systems, lenses, and accessories that have become industry standards. The Company's close relationships with producers, directors and cinematographers results in a cooperative effort to design and produce unique systems and accessories that meet filmmakers' creative needs.

     Panavision camera systems have been widely used in the filming of major motion pictures over the last several decades, including the recent box office hits THE SIXTH SENSE, RUNAWAY BRIDE, THE MATRIX, TITANIC, ARMAGEDDON, and SAVING PRIVATE RYAN. The Company estimates that in 1999, Panavision equipment was used in approximately 75% of feature films produced by major motion picture studios and over half of the English speaking independent feature films worldwide. The Company also estimates that in 1999 it supplied camera equipment to over 75% of prime time episodic or "series" television productions shot on 35mm film (such as E.R., FRASIER and THE X-FILES). Panavision is also a leading supplier of camera systems to the television commercial market in North America, Europe and the Asia Pacific region.

     Panavision has received two OSCARS and 21 Awards for Scientific and Technical Achievement from the Academy of Motion Picture Arts and Sciences. Most recently, in March of 2000, Panavision received an Award for Scientific and Technical Achievement for the Millennium Camera System viewfinder. Since 1990, over two-thirds of the Academy Award nominees for Best Cinematography, and nine of the ten cinematographers who have won the OSCAR for Best Cinematography, used Panavision camera systems. In 2000, all five Academy Award nominees for Best Cinematography used the Company's equipment.

     The Company believes that its position as an industry leader results from its broad range of technologically superior and innovative products, its long-standing collaborative relationships with filmmakers and studios, its dedication to customer service, its breadth of its camera equipment inventory, and its unique worldwide distribution network. Panavision is the only supplier of cinematography equipment that manufactures a complete camera system incorporating its own proprietary prime and zoom lenses, the most critical components of a camera system. Panavision is also the only supplier of cinematographic equipment that has a network of rental offices and maintenance facilities throughout North America, Europe and the Asia Pacific region. The Company is also the only major manufacturer of cameras and lenses that is located near Hollywood.

     Unlike equipment manufactured by its competitors, Panavision camera systems are not available for sale, but instead are rented exclusively through the Company's domestic and international owned-and-operated facilities and a network of independent agents. Renting, rather than purchasing, equipment is more cost-effective for feature film, television and commercial producers given the periods of inactivity typically experienced between productions. In addition, renting camera systems from Panavision ensures continual access to state-of-the-art equipment as well as the availability of the proper equipment combinations for each specific project.

     In addition to manufacturing and renting camera systems, the Company also has rental operations providing lighting, lighting grip, power distribution, generation and related transportation equipment. These operations include Lee Lighting, the largest lighting rental company in the United Kingdom, as well as other owned-and-operated facilities in Chicago, Dallas, Orlando, Toronto and Australia. The Company also manufacturers and sells lighting filters and other color-correction and diffusion filters through its Lee Filters operation.

     Panavision was incorporated in Delaware in 1990. Predecessors of Panavision have been engaged in the design and manufacturing of cinematography equipment since 1954. The Company's principal executive office is located at 6219 De Soto Avenue, Woodland Hills, California 91367 and its telephone number is (818) 316-1000.

MARKET OVERVIEW

     FEATURE FILMS

     The rental process for feature films takes about four to seven months from the time the producer approves the project until filming is completed and the equipment package is returned to Panavision for servicing. The decision-makers for the various markets are the producers, directors and cinematographers. In general, after production is approved, the decision-makers discuss the requirements with their Panavision sales representative and then finalize the equipment package. The equipment is subsequently prepped at the Panavision rental facility and shipped to the studio or location to commence principal photography. Once the equipment is returned, the Company services its equipment in preparation for the next rental. The average feature film rental is for 10 to 12 weeks. Panavision rents camera packages that include cameras, lenses and accessories. The average weekly rental package price for feature films has increased over the last several years due to the addition of value-added proprietary lenses and accessories as well as modest price increases on existing inventory.

     The camera and lighting rental revenue potential from feature films is dependent on the number and types of productions filmed in any given year. The Company views feature films in terms of major studio features and independent features. Major studio features are typically large budget productions requiring a greater depth of camera and lighting equipment, thus providing the greater revenue potential for the Company. Since 1995, major studio feature film starts per year have ranged from as low as 101 to a high of 146. In 1999, major studio film starts were estimated to be 112, down 16% from 133 film starts in 1998. Worldwide independent English speaking feature film starts since 1995 have ranged from 359 to 576. In 1999, independent starts were estimated to be 387, down 12% from 1998.

     EPISODIC TELEVISION

     The episodic or "series" television market in North America is comprised primarily of dramas, situation comedies and action programs produced on film which are aired in both prime and non-prime time slots. These programs are broadcast on the major television networks as well as on cable networks. The number of worldwide episodic shows produced on film has grown by over 50% since 1995, resulting primarily from the advent of new broadcast networks and increased original programming on cable networks. Over the same period, the Company believes that the use of film rather than videotape in episodic television has increased because of a number of factors. Film is an excellent storage or archival medium and may be digitally transferred to other media, such as the evolving high definition television technologies, with greater resolution than videotape. The image quality that film offers is very important to television programs that will be syndicated into many markets. In contrast, videotape may not be fully compatible with high definition television and may deteriorate more rapidly over time.

     The Company believes it will continue to be a strong supplier to this market as a result of new network programming requirements and innovative Panavision products such as the Millennium XL Camera, the 3-Perf(R) System, the Pedestal Camera System and a 2,000-foot film magazine.

     COMMERCIALS

     Although commercial productions generally last for only one to seven days, daily rental rates for camera systems are equivalent to feature film rental rates and represent a significant part of the camera equipment rental market. Many of the creative people involved in the filming of commercials seek to distinguish their products by using innovative techniques requiring technologically advanced equipment--the ability to achieve a unique "look," which the Company believes can, in many cases, be achieved best by using Panavision products. By pursuing opportunities to expand its presence in the television commercial market, the Company believes that it can develop brand loyalty to Panavision products and beneficial long-term relationships with directors and cinematographers, many of whom begin their careers filming television commercials. The Company believes this market offers opportunities for growth.

     MOVIES OF THE WEEK

     In addition to episodic television, there are also movies of the week shot specifically for network and cable television. Since 1995, the number of movies of the week productions in North America has ranged from 227 to 272. The Company estimates that in 1999 there were 233 of these productions in North America. However, due to the relatively low budgets associated with these productions, overall cost is a major factor in the selection of the camera equipment and, accordingly, the dollar size of this market is relatively small.

CAMERA RENTAL OPERATIONS

     Panavision supplies cinematographic equipment, such as cameras, lenses and accessories to its customers on a project-by-project basis. The Company has a rental inventory of over 1,000 cameras (including non-Panavision manufactured equipment) and 5,000 lenses, as well as associated accessories. Located throughout North America, Europe and Asia Pacific, the Company rents its equipment through its network of owned-and-operated rental facilities and independent agents. This network provides Panavision with a competitive advantage, as it is the only rental company that offers clients equipment and service on a national and worldwide basis.

     CAMERA SYSTEM PRODUCTS

     The Company is the only provider of camera systems with an integrated design that provides customers with compatible products that are available worldwide. Each camera package rented for a project is comprised of a number of camera systems, each of which includes a camera, lenses and accessories. A cinematographer's needs may include a sync-sound camera, such as the Platinum Panaflex(R) and a high-speed Panastar(R) camera. Each camera's rental price includes a variety of accessories such as eyepieces, viewfinders, cables, brackets and grips.

         CAMERAS. There are two basic types of motion picture cameras--Synchronous, or "sync-sound," and Mit Out Sound (MOS). Sync-sound cameras are used to shoot pictures while recording dialogue. MOS cameras are used primarily to shoot high-speed footage and special effects and may also be used as backup cameras in situations where dialogue is not being recorded. The Company's camera inventory consists of both sync-sound and MOS cameras with various features and at a range of prices. While the majority of the Company's sync-sound cameras are 35mm cameras, the Company also has 16mm cameras, which are used primarily on episodic television shows, and 65mm cameras, which are used primarily for special effects and special venue presentations.

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

         LENSES. Panavision develops, designs and manufactures its own prime (fixed focal length) and zoom lenses, the most critical component affecting picture quality and an important consideration for the filmmaker. For many years, the Company specialized in anamorphic lenses, which are used for the wide-screen movie format. While the Company remains the world's leading supplier of these lenses, in 1985 a strategic decision was made to design and develop a new series of prime and zoom lenses specifically for cinematography applications. Accordingly, the Company created a line of advanced spherical lenses for the non-wide screen format, producing its proprietary PRIMO PRIME(R) and PRIMO ZOOM(R) lenses. The PRIMO(R) lenses have performance characteristics that exceed the other lenses available in the marketplace.

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

     RESEARCH AND PRODUCT DEVELOPMENT

     The Company's research and development group is currently comprised of approximately 50 mechanical, software, electronic and optical engineers, draftsmen and machinists. Additionally, the research and development group has a dedicated machine shop that manufactures prototype equipment. These internal capabilities enable the Company to develop proprietary technology in collaboration with filmmakers to address their unique requirements. Panavision also operates another research and development facility in Cambridge, Massachusetts.

     The Company has long been a leader in the research and development of film camera lenses. Since the first Panavision lens was introduced in 1957, the Company has introduced many innovative spherical and anamorphic lenses, including the PRIMO(R) series which won Academy Awards in 1990, 1991, 1994, 1995 and 1999. During 1999, the Company launched a new series of soft focus PRIMO PRIME(R) series lenses and a new lightweight camera, the Millennium XL. Panavision's advanced digital imaging group continues to be on track with the development of a new digital camera and lens system, which will begin renting in the second quarter of 2000. The system, which combines a high-definition Sony camera with Panavision's new digital lenses, will be used by Lucasfilms Ltd. on episode II of the STAR WARS saga.

     Research and development expenses for the years ended 1999, 1998, and 1997 were $6.1 million, $4.5 million and $4.5 million, respectively.

     MANUFACTURING AND ASSEMBLY

     The Company manufactures cameras, lenses and accessories designed by the Company's in-house research and development staff. The Company has over 330 non-union employees at its 150,000 square foot manufacturing facility in Woodland Hills, California, located near Hollywood.

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

     The Company's skilled sales representatives have established close working relationships with numerous filmmakers. To cultivate these relationships, the Company assigns to each production a sales representative who possesses skills and experience appropriate to the needs of that production. Based on discussions with the filmmaker, the sales representative recommends a camera package tailored to achieve the filmmaker's desired visual effect and meet the production's budget. In addition, sales representatives provide further advice and support by visiting film production sites throughout the production. As a result of providing high-quality customer service, many of the Company's representatives have been working with the same filmmakers throughout their careers and in many instances the collaborative effort with the filmmaker has prompted the design of innovative camera systems and accessories.

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

     DISTRIBUTION

     Camera packages are rented to the motion picture and television industries through rental offices owned and operated by Panavision as well as by independent agents. These rental offices serve as a single point of contact for the cinematographers and often provide services including maintenance and technical advice. Panavision is the only manufacturer to have a significant portion of its revenue generated through owned-and-operated rental houses, primarily because of the Company's choice not to sell its equipment. The Company does not currently intend to begin selling its camera systems.

     Panavision owns and operates camera rental and camera and lighting rental facilities worldwide in North America, Europe and Asia Pacific.

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

     For information as to the Company's operations in different business segments and geographical areas, see Note 10 of Notes to the Consolidated Financial Statements of the Company included elsewhere in this Form 10-K.

     COMPETITIVE STRENGTHS

         REPUTATION FOR QUALITY AND TECHNOLOGICALLY ADVANCED PRODUCTS. Panavision is recognized as the industry leader in the development of high quality, technologically advanced camera systems and its products have become industry standards. Panavision has received two OSCARS and 21 other Academy Awards granted for Scientific and Technical Achievement, including a 2000 award for the Millennium Camera viewfinder, a 1999 award for the development of the PRIMO(R) lens series, and a 1998 award for the Panavision/Frazier Lens System. In addition to the development of new products, Panavision is also able to upgrade its existing inventory to meet continually changing market demands, thereby reducing obsolescence, achieving better control of inventory and product availability, and providing its customers with access to the latest technological advances.

         RANGE AND BREADTH OF CAMERA EQUIPMENT. Panavision believes that it has the world's largest inventory of camera systems, with over 1,000 cameras and 5,000 lenses. It also offers a broad range of choices, including equipment that is exclusively available through Panavision and its agents. The Company believes that the range and breadth of its camera inventory enable it to serve a greater number of productions throughout the world with the ability to serve multiple large-scale feature film productions simultaneously.

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

         CONTROL OVER MANUFACTURING AND DISTRIBUTION PROCESS. Panavision is the only vertically integrated renter of camera, lens, and accessory systems to the film and television industry. The Company's control over both the manufacturing and distribution processes enables it to (i) rapidly incorporate technological development and filmmakers' suggestions into new products, (ii) maintain product exclusivity and (iii) offer products with greater quality and higher performance at a premium price.

         WORLDWIDE DISTRIBUTION NETWORK. Panavision is the only camera and lighting operation with an extensive worldwide distribution network, including 22 owned and operated facilities throughout North America, Europe and Asia Pacific. These facilities offer a large inventory of rental equipment, on-site technical expertise, knowledgeable market specialization (feature films, episodic television, movies of the week, commercials), and strong customer support. The Company also serves its customers through a network of 19 international third-party agents, who are responsible for the rental of the Company's equipment in locations that are not served by the owned and operated facilities.

     COMPETITION

     The market for high-precision cinematography equipment is highly competitive, primarily driven by technology, customer service and, to a lesser extent, price. As a manufacturer of cinematography equipment, the Company has two primary competitors, Arriflex, based in Munich, Germany, and Moviecam, based in Vienna, Austria. Both of these companies manufacture only cameras and certain accessories, primarily for sale to rental houses and individuals that are not the end users. Because Panavision manufactures lenses, cameras, and a full range of accessories, has close relationships with filmmakers and has in-house design and manufacturing capabilities, the Company believes that it is better able to develop the innovative camera systems demanded by its customers.

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

LIGHTING RENTAL OPERATIONS

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

     In 1999, Panavision expanded its lighting business geographically into Australia through the acquisition of lighting assets from several small local lighting rental operations. The lighting assets were acquired primarily in the second quarter of 1999.

     COMPETITIVE STRENGTHS

         REPUTATION FOR OUTSTANDING SERVICE. Over the last two decades Panavision and its Lee Lighting operations have developed a reputation among producers of feature films, television programs and commercials for providing outstanding service. Lee Lighting is the only lighting company in the United Kingdom that supplies its own electricians in connection with the rental of its equipment. This service force is on call 24 hours a day, seven days a week and is supplemented by freelance labor when required. This affords Lee Lighting the competitive advantage of providing customers with a higher quality and more consistent service, which is critical to success in capturing feature film work.

         DEPTH OF INVENTORY. The Company believes that its extensive inventory of equipment provides it with an important competitive advantage. Its substantial inventory enables various lighting operations to service projects with large-scale equipment and personnel requirements, such as feature films and outside broadcasts, while still maintaining sufficient capacity to service other projects simultaneously. Lee Lighting maintains the largest rental asset base of lighting equipment, transport, mobile generators and power distribution equipment in the United Kingdom.

         EXPERIENCED MANAGEMENT. Panavision's worldwide lighting rental operations employ senior management who have developed relationships over many years with influential individuals in the motion picture and television industries. Under this management there is a sizable field force of gaffers and electricians who work exclusively with Panavision.

     COMPETITION

     Panavision's lighting rental operations service both the motion picture and television industries, including studio programs, outside broadcasts, commercials and movies of the week. These markets require a similar range of lighting productions and related support equipment; however, feature films and episodic television programs generally require larger equipment packages than commercials. The composition of equipment packages is frequently determined by the producer, director or cinematographer, who may desire a specific type of image or lighting effect. Although Panavision's worldwide inventory of lighting equipment is extensive, the lighting rental market is price competitive.

SALES & OTHER OPERATIONS

     In addition to the camera and lighting rental operations, the Company also manufactures and sells lighting filters through its Lee Filters operations in the United Kingdom and the United States. Panavision also sells various consumable products such as light bulbs and gaffer tape, which are used in all types of production.

     Lee Filters is a manufacturer of light control media for the motion picture, television and theater industries. The majority of Lee Filters' business is the sale of filters or gels used by lighting directors to control or correct lighting conditions during productions. Lighting filter distribution, on a worldwide basis, is handled primarily through a network of third-party dealers who have been selected because of their specific knowledge of the filters market in their respective countries. In the United Kingdom, Lee Filters sells on a direct basis to end users and rental houses as well as to distributors and dealers.

THE PANAVISION RECAPITALIZATION

     One June 4, 1998, as contemplated by (i) an Agreement of Recapitalization and Merger, dated as of December 18, 1997 (the "Recapitalization Agreement"), by and among PX Holding Corporation ("PX Holding"), PX Merger Corporation (the "Merger Sub") and Panavision Inc. (the "Company"), and (ii) an Amended and Restated Voting and Stockholders Agreement, dated as of April 16, 1998 (the "Stockholders Agreement"), by and among Warburg Pincus Capital Company, L.P., a Delaware limited partnership ("Warburg"), the Company and Mafco Holdings Inc. ("Mafco"), a Delaware corporation, the Company consummated a merger whereby Merger Sub was merged with and into the Company (the "Merger"), with the Company remaining as the surviving corporation.

     As a result of the Merger, PX Holding, a wholly owned subsidiary of Mafco, the sole stockholder of which is Ronald O. Perelman, has acquired an approximately 91% controlling interest in the Company. Other stockholders own approximately 9% of Panavision Common Stock.

     The Merger was accounted for as a leveraged recapitalization as there was a significant continuation of stockholder ownership.

THE FILM SERVICES GROUP ACQUISITION

     On June 5, 1997, the Company completed its acquisition (the "FSG Acquisition") of Visual Action Holdings plc's Film Services Group ("Film Services Group" or "FSG") for approximately $61.0 million. The FSG Acquisition included camera rental operations that rented primarily non-Panavision manufactured equipment in the United Kingdom, France, Australia and two U.S. cities, Chicago and Dallas, as well as smaller rental operations in New Zealand, Malaysia and Indonesia. Management believes that the FSG Acquisition has substantially improved its competitive position internationally as well as in the mid-western U.S. commercial market.

INTELLECTUAL PROPERTY

     The Company relies on a combination of patents, licensing arrangements, trade names, trademarks, service marks, trade secrets know-how and proprietary technology to protect its intellectual property rights. The Company owns or has been assigned or licensed under several domestic and foreign patents and patent applications relating to its cameras, lenses and accessories. The Company also owns or has been assigned several domestic and foreign trademark or service mark registrations including Panavision(R), Panaflex(R), Panahead(R), Panalite(R), Panavid(R), Panastar(R), Primo Zoom(R), Primo-L(R) and 3-Perf(R) which are material to its business

ENVIRONMENTAL MATTERS

     The Company is subject to foreign, federal, state and local environmental laws and regulations relating to the use, storage, handling, generation, transportation, emission, discharge, disposal and remediation of hazardous and non-hazardous substances, materials and wastes ("Environmental Laws"). The Company also is subject to laws and regulations relating to worker health and safety. The Company believes that its operations are in substantial compliance with all applicable Environmental Laws. Although no material capital or operating expenditures relating to environmental controls or other environmental matters are currently anticipated, there can be no assurance that the Company will not incur costs in the future relating to environmental matters that would have a material adverse effect on the Company's business or financial condition.

EMPLOYEES

     As of December 31, 1999, the Company had a total of approximately 1,295 full-time employees, consisting of 493 employees based in the United States, 75 employees based in Canada, 514 employees based in the United Kingdom, 71 employees based in France, 115 employees based in Australia and 27 employees based in New Zealand. The Company is not a party to any collective bargaining agreements. The Company believes that its relationships with its employees are good.

ITEM 2.  PROPERTIES

     The Company's headquarters and principal manufacturing facility are located at its 150,000 square-foot facility in Woodland Hills, California. The Company operates domestic rental facilities in Woodland Hills, Hollywood, Chicago, Dallas, Orlando and Wilmington and a research facility in Cambridge, Massachusetts. To service its international markets, Panavision operates rental facilities in Toronto and Vancouver, Canada, Dublin, Ireland, London (three), Manchester, and Scotland, England, Paris (two) and Marseilles, France, Sydney
(two), Queensland and Melbourne, Australia, and Auckland and Wellington, New Zealand. Lee Lighting operates rental facilities in London, Bristol and Manchester, England and Glasgow, Scotland. Lee Filters has operations in Burbank, California and Teterboro, New Jersey as well as a manufacturing facility located in Andover, England. All of the Company's facilities are leased, with the exception of a small fabricating facility in Moss Vale, Australia and its facility located in Glasgow, Scotland, which are owned.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not engaged in any legal proceeding other than ordinary routine litigation incidental to its business. Panavision does not believe that any such proceedings currently pending will have a material adverse effect on its business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Panavision Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "PVI." As of March 22, 2000, there were approximately 760 holders of Panavision Common Stock comprised of approximately 40 record holders and 720 beneficial holders.

                                                 STOCK SALES PRICES
                                      --------------------------------------
                                         High          Low         Closing
                                      ----------    ----------   -----------
     1999
     ----
       First Quarter................  $ 12 13/16   $ 8 7/8       $ 8 15/16
       Second Quarter...............    9  5/16      6 3/4         6 3/4
       Third Quarter................    8  1/2       5 5/8         5 5/8
       Fourth Quarter...............    5  5/8       4 1/8         4 11/16

     1998
     ----
       First Quarter................  $ 26 3/4     $ 24 7/8      $ 26 5/16
       Second Quarter...............    28           25 11/16      26 1/4
       Third Quarter................    26 1/4       16 11/16      17 1/4
       Fourth Quarter...............    17 5/16      11 7/8        12 3/8


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

                                                                    YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------------------
                                                     1999         1998       1997(1)      1996(2)       1995
                                                  ---------    ---------   ---------     --------    ---------
                                                           (In thousands, except per share amounts)
  STATEMENT OF OPERATIONS DATA:
  Revenue...................................      $ 202,751    $ 192,886   $ 176,863     $124,638     $95,328
  Cost of revenue...........................        110,608      105,068      90,879       59,473      44,369
                                                  ---------    ---------   ---------     --------    ---------
  Gross margin..............................         92,143       87,818      85,984       65,165      50,959
  Selling, general and administrative expenses       59,428       54,405      47,575       30,688      28,486
  Research and development expenses.........          6,103        4,539       4,494        4,310       2,986
  Charges in connection with the Panavision
       Recapitalization (3).................              -       58,726           -            -           -
                                                  ---------    ---------   ---------     --------    ---------
  Operating income (loss)...................         26,612      (29,852)     33,915       30,167      19,487
  Net interest expense (3)..................        (42,285)     (28,316)     (6,385)      (7,435)     (5,616)
  Net other income (expense) (4)............          1,435        3,369       1,210       (1,425)        415
                                                  ---------    ---------   ---------     --------    ---------
  Income (loss) before non-controlling partners'
       interest in PILP and income taxes....        (14,238)     (54,799)     28,740       21,307      14,286
  Non-controlling partners' interest in PILP(5)           -            -           -       (4,500)     (7,348)
                                                  ---------    ---------   ---------     --------    ---------
  Income (loss) before income taxes.........        (14,238)     (54,799)     28,740       16,807       6,938
  Income tax provision......................         (1,800)        (322)     (9,252)      (3,536)     (1,375)
                                                  ---------    ---------   ---------     --------    ---------
  Net income (loss).........................      $ (16,038)   $ (55,121)  $  19,488     $ 13,271     $ 5,563
                                                  =========    =========   =========     ========    =========
  Basic earnings (loss) per share...........      $   (1.99)   $   (4.35)  $    1.07     $   0.94     $  0.41
                                                  =========    =========   =========     ========    =========
  Diluted earnings (loss) per share.........      $   (1.99)   $   (4.35)  $    1.03     $   0.84     $  0.36
                                                  =========    =========   =========     ========    =========
  Shares used in computation - Basic........          8,056       12,673      18,174       14,130      13,706
  Shares used in computation - Diluted......          8,056       12,673      19,012       15,733      15,277

  EBITDA (6)................................      $  65,769    $  65,292   $  61,803     $ 47,577     $37,413

                                                                         DECEMBER 31,
                                                  ------------------------------------------------------------
                                                    1999         1998        1997         1996         1995
                                                  ---------    ---------   ---------     --------    ---------
  BALANCE SHEET DATA:
  Total assets..............................       $291,558     $291,757    $281,937       $176,746   $165,751
  Total current liabilities.................         41,245       33,078      44,334         27,214     25,162
  Long-term debt (3)........................        473,429      463,605     119,999         55,000    124,678
  Stockholders' equity/(deficiency) (3).....       (231,240)    (213,765)    109,444         93,018      6,456

   ---------------
(1) Includes operating results of the Film Services Group since June 5, 1997, the date of its acquisition.

(2) Includes operating results of Lee Lighting Limited since its acquisition effective July 1, 1996.

(3) In connection with the Panavision Recapitalization transaction, the Company recorded $10.1 million of transaction-related expense and a compensation charge of $48.6 million, related to the purchase of shares and retirement of options. Additionally, the Company increased long-term borrowings outstanding and related interest expense as part of the Panavision Recapitalization transaction. See Note 2 of Notes to the Consolidated Financial Statements of the Company included elsewhere in this Form 10-K.

(4) In the fourth quarter of 1996, deferred financing costs in the amount of $1.8 million were written off.

(5) In the 1996 Recapitalization, the Company acquired the non-controlling partners' interest in Panavision International L.P. ("PILP") effective May 8, 1996. Accordingly, there will be no further allocation of PILP's income to non-controlling partners. See previously issued Form 10-K's for further information on the 1996 Recapitalization.

(6) EBITDA is calculated by adding back all depreciation and amortization and net interest expense to income/(loss) before income taxes and excluding unrealized foreign exchange gains and losses and the non-controlling partners' interest in PILP. EBITDA for 1998 has been adjusted by adding back the $58.7 million of charges in connection with the Panavision Recapitalization to actual EBITDA.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the Consolidated Financial Statements of Panavision and the Notes thereto included elsewhere in this Form 10-K.

INTRODUCTION

     THE PANAVISION RECAPITALIZATION

     One June 4, 1998, as contemplated by (i) an Agreement of Recapitalization and Merger, dated as of December 18, 1997 (the "Recapitalization Agreement"), by and among PX Holding Corporation ("PX Holding"), PX Merger Corporation (the "Merger Sub") and Panavision Inc. (the "Company"), and (ii) an Amended and Restated Voting and Stockholders Agreement, dated as of April 16, 1998 (the "Stockholders Agreement"), by and among Warburg Pincus Capital Company, L.P., a Delaware limited partnership ("Warburg"), the Company and Mafco Holdings Inc. ("Mafco"), a Delaware corporation, the Company consummated a merger whereby Merger Sub was merged with and into the Company (the "Merger"), with the Company remaining as the surviving corporation.

     As a result of the Merger, PX Holding, a wholly owned subsidiary of Mafco, the sole stockholder of which is Ronald O. Perelman, has acquired an approximately 91% controlling interest in the Company. Other stockholders own approximately 9% of Panavision Common Stock.

     The Merger was accounted for as a leveraged recapitalization as there was a significant continuation of stockholder ownership.

     ACQUISITIONS

     On June 5, 1997, the Company completed its acquisition of the Film Services Group ("FSG") from Visual Action Holdings plc (the "FSG Acquisition"). The FSG Acquisition included camera rental operations that rented primarily non-Panavision manufactured equipment in the United Kingdom, France, Australia and two U.S. cities, Chicago and Dallas, as well as smaller rental operations in New Zealand, Malaysia and Indonesia. The majority of the equipment acquired as a result of these transactions included film cameras, lenses and complementary product accessories which rent to the film production community. The purchase price was approximately $61.0 million and was reduced by the amount of certain debt assumed by the Company.

     The acquisition was recorded under the purchase method of accounting and the operating results of FSG have been included in the Company's Consolidated Financial Statements since the acquisition date of June 5, 1997. The purchase price and direct acquisition costs have been allocated to the acquired assets and assumed liabilities based on their relative fair values. The Company provided approximately $6.3 million primarily to cover the transaction costs, lease cancellations and severance pay related to the FSG Acquisition. Goodwill of approximately $9.7 million was recognized as part of the transaction and is being amortized over 30 years.

RESULTS OF OPERATIONS

     The following discussion and analysis includes the Company's consolidated historical results of operations for 1999, 1998 and 1997.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     CAMERA RENTAL OPERATIONS

     Camera rental revenue for the year-end December 31, 1999 was $130.8 million. Revenue increased $0.8 million, or 0.6%, compared to 1998. Revenue was impacted by a year-to-year decline in both major studio and independent film starts. Geographically, the camera revenue increase was primarily due to higher revenue associated with feature film productions in California and Western Canada, partially offset by a decrease in camera rental revenue in the U.K.

     Cost of camera rental for 1999 was $63.5 million, an increase of $1.4 million, or 2.3%, as compared to 1998. The increase reflects a $1.0 million increase in depreciation on newly capitalized rental equipment and other increases related to the growth in camera rental revenue.

     LIGHTING RENTAL OPERATIONS

     Lighting rental revenue for the year ended December 31, 1999 was $36.2 million, an increase of $8.9 million, or 32.6%, compared to 1998. The increase reflects additional lighting rentals generated on the lighting equipment acquired in Australia in the second quarter of 1999, and higher feature film revenue at Lee Lighting.

     Cost of lighting rental for 1999 was $26.6 million, an increase of $5.1 million, or 23.7%, from 1998. The increase was primarily due to the increase in costs associated with the expansion of the Australian lighting operation and increased costs associated with the growth in revenue at Lee Lighting.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the year ended December 31, 1999 were $59.4 million, an increase of $5.0 million, or 9.2%, from 1998. The increase was the result of additional costs associated with the expansion of the Australian lighting operation, higher information systems development costs and other corporate expenses.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses for 1999 were $6.1 million, an increase of $1.6 million, or 35.6%, from 1998. The increase was primarily due to increased costs related to the development of products for digital application.

     INTEREST, TAXES AND OTHER

     Charges in connection with the Panavision Recapitalization, for the year ended December 31, 1998, totaled $58.7 million consisting of a compensation charge of $48.6 million and a transaction expense charge of $10.1 million. The compensation charge resulted from the retirement of options and purchase of converted stock held by directors, officers and other key management upon consummation of the Panavision Recapitalization.

     Net interest expense for the year ended December 31, 1999 was $42.3 million, an increase of $14.0 million, or 49.5%, from 1998. The increase was due to increased borrowings following the Panavision Recapitalization and an increase in interest rates as compared to 1998.

     Net other income for 1999 was $1.4 million, a decrease of $2.0 million from 1998. The decrease primarily reflects lower gains on the sale of fixed assets and year-to-year changes in foreign exchange gains and losses. The prior year included a $0.8 million gain on the sale of facilities in the U.K.

     The effective tax rates for the year ended December 31, 1999 and December 31, 1998 were 12.6% and 0.6%, respectively. The difference in the expected tax rate and the effective tax rate is due to the recording of a tax provision related to profitable foreign operations without a corresponding tax benefit being recorded for U.S. losses.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     CAMERA RENTAL OPERATIONS

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

     LIGHTING RENTAL OPERATIONS

     Lighting rental revenue decreased $3.3 million, or 10.8%, to $27.3 million for the year ended December 31, 1998 from $30.6 million for the year ended December 31, 1997. The decrease was primarily due to decreased lighting rental revenue at Lee Lighting of $2.9 million, Panavision Canada of $0.4 million, and Panavision Florida of $0.6 million, offset by an increase in lighting rental revenue of $0.8 million which resulted from the FSG Acquisition in June 1997.

     Cost of lighting rental decreased $0.7 million, or 3.2 %, to $21.5 million for the year ended December 31, 1998 from $22.2 million for the year ended December 31, 1997. This decrease was due to decreased cost of lighting rental at Lee Lighting of $1.0 million, and other small decreases throughout the Company, offset by an increase in cost of lighting rental due to the FSG Acquisition in June 1997, which resulted in increased cost of lighting rental of $0.7 million.

     SALES AND OTHER OPERATIONS

     Sales and other revenue increased $6.3 million, or 21.5%, to $35.6 million for the year ended December 31, 1998 from $29.3 million for the year ended December 31, 1997. This increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased sales and other revenue of $4.8 million, and increased sales and other revenue at Panavision Australia of $0.9 million, and Lee Filters of $0.8 million.

     Cost of sales and other increased $4.0 million, or 23.0%, to $21.4 million for the year ended December 31, 1998 from $17.4 million for the year ended December 31, 1997. This increase was primarily due to the FSG Acquisition in June 1997, which resulted in increased cost of sales and other of $3.1 million, and increased cost of sales and other associated with the higher sales at other locations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

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

     INTEREST, TAXES AND OTHER

     Charges in connection with the Panavision Recapitalization, for the year ended December 31, 1998, totaled $58.7 million consisting of a compensation charge of $48.6 million and a transaction expense charge of $10.1 million. The compensation charge resulted from the retirement of options and purchase of converted stock held by directors, officers and other key management upon consummation of the Panavision Recapitalization.

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

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain information from the Company's Consolidated Statements of Cash Flows for the years indicated (in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                               1999        1998         1997
                                            ----------  -----------  ----------
     Net cash provided by (used in):

     Operating activities.................  $  29,199    $  40,705   $  50,500
     Investing activities.................    (32,332)     (43,613)   (107,506)
     Financing activities.................     (1,314)       1,934      57,589


     Cash provided by operating activities, for the year ended December 31, 1999, totaled $29.2 million comprised of the net loss of $16.0 million, adjusted for depreciation and amortization of $36.9 million and the amortization of the discount on the Notes of $16.1 million, offset by the net change in working capital (excluding cash) and other miscellaneous items totaling $7.8 million. Investing activities of $32.3 million included $35.6 million of capital expenditures, offset by $3.3 million in proceeds received from the disposition of fixed assets. The majority of the capital expenditures were used to manufacture camera rental systems and accessories. Cash used in financing activities was $1.3 million, primarily reflecting a reduction in net borrowings under the Credit Agreement for the year.

     For the year ended December 31, 1998, cash provided by operating activities was $40.7 million. Net loss of $55.1 million, adjusted for depreciation and all amortization of $46.3 million, and adjusted for charges in connection with the Panavision Recapitalization of $58.7 million, provided $49.9 million, which was decreased by $9.2 million from the net change in working capital (excluding cash) and miscellaneous items. Total investing activities of $43.6 million were comprised of capital expenditures of $50.0 million, offset by $6.4 million of proceeds received from the disposition of fixed assets. The majority of the capital expenditures were used to manufacture camera rental systems. Cash provided by financing activities was $1.9 million. Borrowings of $463.2 million and the contribution by Mafco of $154.4 million were used to repay outstanding borrowings under the previous credit agreement of $129.2 million in the second quarter and to redeem and retire stock options (net of the proceeds from the exercise of options) of $481.5 million. In addition, $3.9 million was used to re-pay a portion of borrowings under the previous credit agreement during the first quarter of 1998.

     For the year ended December 31, 1997, cash provided by operating activities was $50.5 million. Net income of $19.5 million, adjusted for depreciation and all amortization of $26.6 million, provided $46.1 million, which was partially offset by a use of $4.4 million from the net change in working capital (excluding cash) and miscellaneous items. Total cash used in investing activities of $107.5 million was comprised of capital expenditures of $46.7 million, offset by $1.7 million of proceeds received from the disposition of certain equipment. The majority of the capital expenditures were used to manufacture camera rental systems and to purchase other rental equipment. The net investing activities also reflect a use of $58.7 million for business acquisitions, a use of $5.1 million due to changes in other long-term assets and a source of $1.3 million from the disposition of the Company's investment in Aaton, a French camera manufacturing company. Cash provided in financing activities of $57.6 million was comprised of additional net borrowings of $63.8 million, primarily related to the FSG Acquisition, offset by loans due from officers and key employees of $7.1 million, and proceeds from the exercise of options of $0.9 million.

     The Company intends to use the cash provided by operating activities to make additional capital expenditures to manufacture camera systems and accessories and purchase other rental equipment. Although there can be no assurance, the Company believes that its existing working capital together with borrowings under the Credit Agreement and anticipated cash flow from operating activities will be sufficient to meet its expected operating and capital spending requirements for the foreseeable future. The Company will not be required to pay interest on the Notes until August 1, 2002, which management believes will assist the Company in implementing its strategy.

     Panavision currently anticipates that in order to pay the principal amount at maturity of the Notes or upon the occurrence of an Event of Default (as defined in the Notes), to redeem the Notes or to repurchase the Notes upon the occurrence of a Change of Control (as defined in the Notes), Panavision will be required to adopt one or more alternatives, such as seeking capital contributions or loans from its affiliates, refinancing its indebtedness or selling its equity securities. None of the affiliates of the Company will be required to make any capital contributions or other payments to the Company with respect to the Company's obligations on the Notes, and the obligations of the Company with respect to the Notes will not be guaranteed by any affiliate of the Company or any other person. There can be no assurance that any of the foregoing actions could be effected on satisfactory terms, that they would be sufficient to enable the Company to make any payments in respect of the Notes when required or that any of such actions would be permitted by the terms of the Indenture or the debt instruments of Panavision then in effect.

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

     As of December 31, 1999 and 1998, Panavision's primary net foreign currency market exposures include the Euro, British pound, French franc, Canadian dollar, Australian dollar and the New Zealand dollar. At the present time, the Company does not generally hedge against foreign currency fluctuation. Management does not foresee nor expect any significant changes in foreign currency exposure in the near future.

     As of December 31, 1999 and 1998, a 10% appreciation in foreign currency exchange rates from the prevailing market rates would increase the related net unrealized gain by $2.5 million and $1.6 million, respectively. Conversely, a 10% depreciation in these currencies from the prevailing market rates would decrease the related net unrealized gain by $2.8 million and $1.7 million, as of December 31, 1999 and 1998, respectively.

     The Company is exposed to changes in interest rates on its variable rate debt. A hypothetical 10% increase in the interest rates applicable to 1999 and 1998 would have resulted in an increase to interest expense of approximately $2.6 million and $1.8 million, respectively. Conversely, a hypothetical 10% decrease in the interest rates applicable to 1999 and 1998 would have decreased interest expense by approximately $2.6 million and $1.8 million, respectively. At December 31, 1999, the Company believes that the carrying value of its amounts payable under the Credit Agreement approximate fair value based upon current yields for debt issues of similar quality and terms.

     The fair value of Panavision's fixed rate long-term debt is sensitive to changes in interest rates. Based upon a hypothetical 10% increase in the interest rate and assuming all other conditions affecting market risk remain constant, the market value of the Company's fixed rate debt would be impacted by a decrease of approximately $8.8 million and $9.4 million at December 31, 1999 and 1998, respectively. Conversely, a hypothetical 10% decrease in the interest rate and assuming all other conditions affecting market risk remain constant, would result in an increase in market value of approximately $9.3 million and $10.1 million over the same period. Management does not foresee nor expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed in the future.

     Panavision manages its fixed and floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost-effective manner, the Company, from time to time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based upon agreed upon notional amounts. Panavision had no interest rate swap agreements in effect at December 31, 1999. Management does not foresee nor expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed.

IMPACT OF YEAR 2000

     In prior periods, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company has incurred approximately $340,000 of costs associated with upgrading its systems to be Year 2000 compliant, of which approximately $220,000 has been capitalized. The Company is not aware of any material problems resulting form Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its major suppliers and vendors throughout 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K for the year ended December 31, 1999, as well as certain of the Company's other public documents and statements and oral statements, contain forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon safe harbor provisions of Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements.

     In addition to factors described in the Company's Securities and Exchange Commission filings and others, the following factors could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (i) a significant reduction in the number of feature film, commercial and series television production; (ii) competitive pressures arising from changes in technology, customer requirements and industry standards; (iii) an increase in expenses related to new product initiatives and product development efforts; (iv) unfavorable foreign currency fluctuation; and
(v) significant increases in interest rates. The Company assumes no responsibility to update the forward-looking statements contained in this filing.

     Panavision Inc. is a leading designer and manufacturer of high-precision camera systems, comprising cameras, lenses and accessories for the motion picture and television industries. Panavision systems are rented through its domestic and international owned-and-operated facilities and agent network.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     An index to financial statements and required financial statement schedules is set forth in Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information required by Items 10, 11, 12 and 13 are included in the Company's 2000 definitive proxy statement under the captions "Director Nominees," "Executive Compensation," "Security Ownership of Certain Beneficial Holders," and "Certain Relationships and Related Transactions." Such information is incorporated herein by reference, pursuant to General Instruction G (3).

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)&(2) The consolidated financial statements and consolidated financial statement schedule filed as part of this Annual Report on Form 10-K can be found beginning on page F-1.

(a)(3)        See below

(b)           Reports on Form 8-K

              During the fourth quarter of 1999, the Company did not file any Current Reports on Form 8-K.

(c)           Exhibits

3.            CERTIFICATE OF INCORPORATION AND BY-LAWS

3.1 Restated Certificate of Incorporation of the Company (incorporated herein by reference to the identically numbered exhibit from the Company's Current Report on Form 10-Q for the quarter ended March 31, 1999 and filed with the Securities and Exchange Commission on May 13, 1999).

3.2 Restated By-Laws of the Company (incorporated herein by reference to the identically numbered exhibit from the Company's Current Report on Form 10-Q for the quarter ended March 31, 1999 and filed with the Securities and Exchange Commission on May 13, 1999).

              INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES.

4.1* Indenture, dated as of February 11, 1998, between PX Escrow and The Bank of New York, as Trustee, relating to the Company's 95/8% Senior Subordinated Discount Notes Due 2006 (the "Indenture").

4.2* First Supplemental Indenture dated June 4, 1998, among PX Escrow, the Company and the Trustee, amending the Indenture.

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

4.5** Registration Rights Agreement, dated as of June 5, 1998, between Panavision Inc. and PX Holding Corporation.

4.6** First Amendment, dated as of September 30, 1998, to the Credit Agreement among Panavision Inc., the several lenders named therein, Chase Securities Inc., as Advisor and Arranger, and The Chase Manhattan Bank, as Administrative Agent

4.7 Second Amendment, dated as of June 30, 1999, to the Credit Agreement among Panavision Inc., the several lenders named therein, Chase Securities Inc., as Advisor and Arranger, and The Chase Manhattan Bank, as Administrative Agent

10.           MATERIAL CONTRACTS.

10.1 Panavision Inc. 1999 Stock Option Plan (incorporated herein be reference from Annex A of the Company's 1999 Definitive Proxy Statement dated March 31, 1999).

10.2 Panavision Inc. 1999 Executive Incentive Compensation Plan (incorporated herein by reference from the Company's 1999 Definitive Proxy Statement dated March 31, 1999).

10.3** Employment Agreement, dated as of January 1, 1999, between Panavision Inc. and John S. Farrand.

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------

10.4 Lease, dated June 13, 1995, between the Company and Trizec Warner Inc. (incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, Registration No. 333-12235).

10.5** Employment Agreement, dated as of January 1, 1999, between Panavision Inc. and Joseph P. Page.

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

10.13* Registration Agreement dated as of February 11, 1998 by and among PX Escrow and Credit Suisse First Boston Corporation and Schroder & Co. Inc.

10.14 Amended and Restated Voting and Stockholders Agreement dated as of April 16, 1998, by and among Warburg Pincus Capital Company, L.P., Panavision Inc., and Mafco Holdings Inc. (incorporated herein by reference from the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on May 6, 1998).

10.15** Stock Purchase Agreement, dated as of February 1, 1999, between PX Holding Corporation and Warburg, Pincus Capital Company, L.P.

10.16** Tax Sharing Agreement, dated as of February 1, 1999, between Mafco Holdings Inc. and Panavision Inc.

21.           SUBSIDIARIES.

21.1          Subsidiaries of the Company.

23.           CONSENTS

23.1          Consent of Ernst & Young LLP

24.           POWERS OF ATTORNEY.

24.1          Power of Attorney executed by Ronald O. Perelman.

24.2          Power of Attorney executed by William C. Scott.

24.3          Power of Attorney executed by Martin D. Payson.

24.4          Power of Attorney executed by Howard Gittis.

24.5          Power of Attorney executed by James R. Maher.

24.6          Power of Attorney executed by Kenneth Ziffren.

24.7          Power of Attorney executed by Joseph P. Page.

27.           Financial Data Schedule.

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------

99.           MISCELLANEOUS.

99.1 Press Release of Panavision Inc. dated June 4, 1998 (incorporated herein by reference to the identically numbered exhibit from the Company's Current Report on Form 8-K dated June 4, 1998 and filed with the Securities and Exchange Commission on June 19, 1998).

-----------------
* Incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, Registration No. 333-59363 filed with the Securities and Exchange Commission on October 8, 1998.

** Incorporated herein by reference to the identically numbered exhibit from the Company's Annual Report on Form 10-K dated December 31, 1998.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                      Panavision Inc.

Date:    March 27, 2000               By: /S/        JOHN S. FARRAND
                                         ---------------------------------------
                                                     John S. Farrand
                                           President and Chief Executive Officer
                                                       and Director

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

               SIGNATURE                                  TITLE                              DATE
               ---------                                  -----                              ----
                   *                          Chairman of the Board and Director        March 27, 2000
----------------------------------------
           Ronald O. Perelman


/S/            JOSEPH P. PAGE                 Vice Chairman, Director and               March 27, 2000
----------------------------------------      Chief Administrative Officer
             Joseph P. Page


/S/          SCOTT L. SEYBOLD                 Executive Vice President and              March 27, 2000
----------------------------------------      Chief Financial Officer
            Scott L. Seybold


                   *                          Director                                  March 27, 2000
----------------------------------------
            William C. Scott


                   *                          Director                                  March 27, 2000
----------------------------------------
            Martin D. Payson


                   *                          Director                                  March 27, 2000
----------------------------------------
             Howard Gittis


                   *                          Director                                  March 27, 2000
----------------------------------------
             James R. Maher


                   *                          Director                                  March 27, 2000
----------------------------------------
            Kenneth Ziffren


         *Joseph P. Page, by signing his name hereto, does hereby execute this Form 10-K on behalf of the directors of the Registrant indicated above by asterisks, pursuant to powers of attorney duly executed by such directors and filed as exhibits to the Form 10-K.

                               By:  /S/            JOSEPH P. PAGE
                                   ---------------------------------------------
                                                   Joseph P. Page
                                                  Attorney-in-fact

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                             PAGE
                                                                                                             ----

Report of Ernst & Young LLP, Independent Auditors.............................................................F-2

Consolidated Statements of Operations -Years Ended December 31, 1999, 1998 and 1997...........................F-3

Consolidated Balance Sheets-December 31, 1999 and 1998........................................................F-4

Consolidated Statements of Stockholders' Equity/(Deficiency)--Years Ended December 31, 1999, 1998 and 1997....F-5

Consolidated Statements of Cash Flows--Years Ended December 31, 1999, 1998 and 1997...........................F-6

Notes to Consolidated Financial Statements....................................................................F-7

Financial Statement Schedule:

         Schedule II--Valuation and Qualifying Accounts and Reserves..........................................S-1

         All other schedules are omitted because they are not required by the regulations or related instructions or are not applicable.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Panavision Inc.

We have audited the accompanying consolidated balance sheets of Panavision Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity/(deficiency), and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Panavision Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Los Angeles, California
February 24, 2000

                                 Panavision Inc.

                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                                         YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------
                                                                  1999            1998            1997
                                                              --------------  --------------  --------------

Camera rental..............................................   $   130,808     $   130,019     $   117,028
Lighting rental............................................        36,219          27,270          30,562
Sales and other............................................        35,724          35,597          29,273
                                                              --------------  --------------  --------------
Total rental revenue and sales.............................       202,751         192,886         176,863
Cost of camera rental......................................        63,459          62,128          51,271
Cost of lighting rental....................................        26,642          21,505          22,169
Cost of sales and other....................................        20,507          21,435          17,439
                                                              --------------  --------------  --------------
Gross margin...............................................        92,143          87,818          85,984
Selling, general and administrative expenses...............        59,428          54,405          47,575
Research and development expenses..........................         6,103           4,539           4,494
Charges in connection with the Panavision Recapitalization
     (see Note 2)..........................................             -          58,726               -
                                                              --------------  --------------  --------------
Operating income (loss)....................................        26,612         (29,852)         33,915

Interest income............................................           382           3,234             484
Interest expense...........................................       (42,667)        (31,550)         (6,869)
Foreign exchange gain (loss)...............................          (782)            439            (105)
Other, net.................................................         2,217           2,930           1,315
                                                              --------------  --------------  --------------
Income (loss) before income taxes..........................       (14,238)        (54,799)         28,740

Income tax provision.......................................        (1,800)           (322)         (9,252)
                                                              --------------  --------------  --------------
Net income (loss)..........................................   $   (16,038)    $   (55,121)    $    19,488
                                                              ==============  ==============  ==============
Basic earnings (loss) per share............................   $     (1.99)    $     (4.35)    $      1.07
                                                              ==============  ==============  ==============
Diluted earnings (loss) per share..........................   $     (1.99)    $     (4.35)    $      1.03
                                                              ==============  ==============  ==============

Shares used in computation - Basic.........................         8,056          12,673          18,174
Shares used in computation - Diluted.......................         8,056          12,673          19,012




                             See accompanying notes.

                                 Panavision Inc.

                           Consolidated Balance Sheets
                    (In thousands, except per share amounts)

                                                                                    DECEMBER 31,
                                                                          ------------------------------
                                                                               1999            1998
                                                                          -------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents............................................. $     5,417      $     9,772
   Accounts receivable (net of allowance of $2,368
     in 1999 and $3,391 in 1998).........................................      30,683           28,716
   Inventories...........................................................      10,366            9,648
   Prepaid expenses......................................................       2,854            3,142
   Income tax receivable.................................................           -            1,678
   Other current assets..................................................         983              415
                                                                          -------------    -------------
Total current assets.....................................................      50,303           53,371

Property, plant and equipment, net.......................................     212,748          213,306
Other....................................................................      28,507           25,080
                                                                          -------------    -------------
Total assets............................................................. $   291,558      $   291,757
                                                                          =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY Current liabilities:

   Accounts payable...................................................... $     7,991          $ 7,470
   Accrued liabilities...................................................      23,504           20,794
   Current maturities of long-term debt..................................       9,750            4,814
                                                                          -------------    -------------
Total current liabilities................................................      41,245           33,078

Long-term debt...........................................................     473,429          463,605
Deferred tax liabilities.................................................       4,878            6,862
Other liabilities........................................................       3,246            1,977

Commitments and contingencies
Stockholders' deficiency:
   Preferred stock, $0.01 par value; 2,000 shares authorized;
     no shares issued and outstanding....................................           -                -
   Common stock, $0.01 par value; 50,000 shares authorized;
     8,056 shares issued and outstanding at December 31, 1999,
     and  1998...........................................................          81               81
   Additional paid-in capital............................................     168,032          168,032
   Accumulated deficit...................................................    (395,302)        (379,264)
   Accumulated other comprehensive loss..................................      (4,051)          (2,614)
                                                                          -------------    -------------
     Total stockholders' deficiency......................................    (231,240)        (213,765)
                                                                          -------------    -------------
Total liabilities and stockholders' deficiency........................... $   291,558      $   291,757
                                                                          =============    =============




                             See accompanying notes.

                                 Panavision Inc.

                      Consolidated Statements of Cash Flows
                                 (In thousands)



                                           Common Stock
                                     -------------------------               Retained     Accumulated
                                     Shares Issued            Additional     Earnings/       Other     Stockholders'
                                          and                   Paid-in    (Accumulated  Comprehensive    Equity/
                                      Outstanding    Amount     Capital      Deficit)    Income/(Loss) (Deficiency)
                                     --------------------------------------------------------------------------------
Balance at January 1, 1997.........       18,155     $   181    $ 76,109     $   14,975     $   1,753    $  93,018
   Comprehensive income:
     Net income....................            -           -           -         19,488             -       19,488
     Foreign currency translation
       adjustment, net of tax......            -           -           -              -        (4,014)      (4,014)
                                                                                                        -------------
   Comprehensive income............                                                                         15,474
                                                                                                        =============
   Exercise of options.............          774           8         944              -             -          952
                                     --------------------------------------------------------------------------------
Balance at December 31, 1997.......       18,929         189      77,053         34,463        (2,261)     109,444
   Comprehensive loss:
     Net loss......................            -           -           -        (55,121)           -       (55,121)
     Foreign currency translation
      adjustment, net of tax.......            -           -           -              -          (353)        (353)
                                                                                                        -------------
   Comprehensive loss..............                                                                        (55,474)
                                                                                                        =============
   Contribution from Mafco.........        5,784          58     154,319              -             -      154,377
   Contribution from Warburg.......            -           -       3,041              -             -        3,041
   Purchase of shares and
     retirement of options.........      (16,657)       (166)    (66,381)      (358,606)            -     (425,153)
                                     --------------------------------------------------------------------------------
Balance at December 31, 1998.......        8,056          81     168,032       (379,264)       (2,614)    (213,765)
   Comprehensive loss:
     Net loss......................            -           -           -        (16,038)           -       (16,038)
     Foreign currency translation
      adjustment, net of tax.......            -           -           -              -        (1,437)      (1,437)
                                                                                                        -------------
   Comprehensive loss..............                                                                        (17,475)
                                     -------------------------------------------------------------------=============
Balance at December 31, 1999.......        8,056     $    81   $ 168,032     $ (395,302)    $  (4,051)   $ (231,240)
                                     ================================================================================





                             See accompanying notes.

                                 Panavision Inc.

                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                             YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------------
OPERATING ACTIVITIES                                                   1999           1998            1997
                                                                  --------------- --------------  --------------
Net income (loss)...............................................    $ (16,038)      $ (55,121)      $  19,488
Adjustments to derive net cash provided by operating activities:
     Depreciation and amortization..............................       36,940          33,161          26,573
     Deferred income taxes......................................            -            (903)          6,701
     Amortization of discount on subordinated notes.............       16,074          13,105               -
     Charges in connection with the Panavision Recapitalization             -          58,726               -
     Gain on sale of property and equipment.....................       (2,181)         (2,526)           (947)
     Gain from disposition of investment........................            -               -            (328)
     Changes in operating assets and liabilities, net of the
       effect of acquisitions:
       Accounts receivable......................................       (1,967)         (3,071)          7,305
       Inventories..............................................         (718)         (1,108)           (692)
       Prepaid expenses and other current assets................         (280)          2,212          (1,832)
       Accounts payable.........................................          521          (2,349)         (2,030)
       Accrued liabilities......................................        2,710          (3,179)         (4,539)
     Other, net.................................................       (5,862)          1,758             801
                                                                  --------------- --------------  --------------
Net cash provided by operating activities.......................       29,199          40,705          50,500

INVESTING ACTIVITIES

Capital expenditures............................................      (35,656)        (49,992)        (46,732)
Proceeds from dispositions of fixed assets......................        3,324           6,379           1,730
Proceeds from disposition of investment.........................            -               -           1,253
Business acquisitions, net of cash acquired.....................            -               -         (58,684)
Change in other assets..........................................            -               -          (5,073)
                                                                  --------------- --------------  --------------
Net cash used in investing activities...........................      (32,332)        (43,613)       (107,506)

FINANCING ACTIVITIES

Borrowings under notes payable and credit agreement.............       11,500         463,248          73,631
Repayments of notes payable and credit agreement................      (12,814)       (133,141)         (9,014)
Contribution from Mafco.........................................            -         154,377               -
Contribution from Warburg.......................................            -           3,041               -
Redemption and retirement of stock and stock options............            -        (481,544)              -
Deferred financing costs........................................            -         (11,162)           (865)
Notes receivable from officers and key employees................            -           7,115          (7,115)
Proceeds from exercise of options...............................            -               -             952
                                                                  --------------- --------------  --------------
Net cash provided by (used in) financing activities.............       (1,314)          1,934          57,589
Effect of exchange rate changes on cash.........................           92            (274)           (192)
                                                                  --------------- --------------  --------------
Net increase (decrease) in cash and cash equivalents............       (4,355)         (1,248)            391
Cash and cash equivalents at beginning of period................        9,772          11,020          10,629
                                                                  --------------- --------------  --------------
Cash and cash equivalents at end of period......................    $   5,417       $   9,772       $  11,020
                                                                  =============== ==============  ==============

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid during the period.................................    $  26,067       $  17,042       $   6,417
Income taxes paid during the period.............................    $   2,702       $   2,369       $   2,874






                             See accompanying notes

                                 Panavision Inc.

                   Notes to Consolidated Financial Statements
                                December 31, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Panavision Inc. ("Panavision" or the "Company"), a majority owned subsidiary of Mafco Holdings Inc. ("Mafco" or "Parent"), commenced operations effective June 1, 1991. All of the Company's operations are conducted through its subsidiaries and through Panavision International L.P. ("PILP"), a Delaware limited partnership, and PILP's subsidiaries.

The consolidated financial statements include the accounts of Panavision, PILP and their majority-owned subsidiaries. All significant intercompany amounts and transactions have been eliminated.

Certain amounts in previously issued financial statements have been reclassified to conform to the 1999 presentation.

Panavision is a leading designer, manufacturer and supplier of high-precision camera systems, comprising cameras, lenses and accessories, for the motion picture and television industries. The Company rents its products through its owned-and-operated facilities in North America, Europe, and the Asia Pacific region, as well as through a worldwide agent network. In addition to manufacturing and renting camera systems, the Company also rents lighting, lighting grip, power distribution, generation and related transportation equipment and sells lighting filters and other color correction and diffusion filters.

TRANSLATION OF FOREIGN CURRENCIES

The functional currency for the Company's foreign subsidiaries is the local currency. All assets and liabilities denominated in foreign functional currencies are translated into U.S. dollars at rates of exchange in effect at the balance sheet date. Statement of operations items are translated at the average rate of exchange prevailing during the period. Translation gains and losses are recorded as a component of accumulated other comprehensive loss in the Company's statement of stockholders' equity (deficiency). Gains and losses resulting from transactions in other than functional currencies are reflected in operating results.

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

                                 Panavision Inc.

                                December 31, 1999



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including rental equipment, are stated at cost. Maintenance and repairs are charged to expense as incurred. Additions, improvements and replacements that extend asset life are capitalized.

Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the useful life of the related asset or the remaining lease term. Cost and accumulated depreciation applicable to assets retired or otherwise disposed of are eliminated from the accounts, and any gain or loss on such disposition is reflected in operating results.

Depreciation is provided principally over the following useful lives:

    Buildings and improvements............................      10-30 years
    Rental assets.........................................       5-20 years
    Machinery and equipment...............................       5-10 years
    Furniture and fixtures................................       5-10 years

GOODWILL AND OTHER INTANGIBLES

Goodwill recognized in business combinations accounted for as purchases is being amortized over periods ranging from 4 to 30 years. As of December 31, 1999 and 1998 goodwill was $12.8 million and $9.9 million net of accumulated amortization of $1.4 million and $0.5 million, respectively. Goodwill amortization expense amounted to $0.9 million and $0.3 million for 1999 and 1998, respectively. Goodwill is primarily related to the FSG Acquisition on June 5, 1997 and the acquisition of lighting assets in Australia during 1999.

Other intangibles such as patents and trademarks are included on the balance sheet as a component of other assets and are being amortized on a straight-line basis over their estimated useful lives ranging from 5 to 12 years. Amortization expense amounted to $0.2 million, $0.1 million and $0.2 million for 1999, 1998 and 1997, respectively. Accumulated amortization was $5.8 million and $5.6 million at December 31, 1999 and 1998, respectively.

ACCOUNTING FOR LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", long-lived assets, such as buildings, equipment and intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of these assets may not be recoverable.

                                 Panavision Inc.

                                December 31, 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE

In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained For Internal Use" ("SOP 98-1)"). SOP 98-1 requires capitalization of certain costs incurred in connection with developing or obtaining internal use software. The Company adopted the provisions of SOP 98-1 as of 1998. In the prior year, the Company expensed such costs as incurred.

INCOME TAXES

Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" ("SAFS 109") (see Note 6). Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. As of December 31, 1999, the Company's accumulated foreign earnings were approximately $19,865,000. The Company has provided deferred income taxes, including withholding taxes, on undistributed foreign earnings totaling approximately $9,277,000.

All other foreign earnings are permanently reinvested.

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

COMPREHENSIVE INCOME (LOSS)

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established the rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net loss or stockholders' deficiency. SFAS 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' deficiency, to be included in comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

                                 Panavision Inc.

                                December 31, 1999



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For the year ended December 31, 1999, 1998 and 1997, comprehensive income (loss) amounted to

$(17,475,000), $(55,474,000) and $15,474,00, respectively. The difference between net income (loss) and comprehensive income (loss) relates to the Company's change in foreign currency translation adjustments, net of the related tax effect.

SEGMENT INFORMATION

On December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This rule establishes revised standards for public companies relating to the reporting of financial and descriptive information about their business segments in financial statements. The adoption of SFAS 131 did not have a material effect on the Company's primary financial statements, but did affect the disclosure of segment information contained in Note 10 of the Notes to the Consolidated Financial Statements.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS

In June 1998 and June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS 133." These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The new rules will be effective the first quarter of 2001. The Company is in the process of determining the impact of these new standards and anticipates that it will not have a material impact on the Company's financial results when effective.

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

                                 Panavision Inc.

                                December 31, 1999


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share information):

                                                                           YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------
                                                                    1999            1998            1997
                                                                --------------  --------------  --------------
Numerator for basic and diluted
   earnings (loss) per share-net income (loss)................    $ (16,038)      $ (55,121)      $  19,488
                                                                --------------  --------------  --------------
Denominator:
     Denominator for basic earnings (loss) per share-
       weighted-average shares................................        8,056          12,673          18,174
     Effect of dilutive securities-employee
       stock options..........................................            -               -             838
                                                                --------------  --------------  --------------
     Denominator for diluted earnings (loss) per
       share-adjusted weighted-average shares.................        8,056          12,673          19,012
Basic earnings (loss) per share...............................    $   (1.99)      $   (4.35)      $    1.07
                                                                ==============  ==============  ==============
Diluted earnings (loss) per share.............................    $   (1.99)      $   (4.35)      $    1.03
                                                                ==============  ==============  ==============

For the year ended December 31, 1999, stock options outstanding to purchase 1,162,000 shares were excluded from the calculation of diluted loss per share, as they would have been antidilutive. In connection with the Panavision Recapitalization, all outstanding stock options were settled for cash and therefore, there were no outstanding options as of December 31, 1998. Options outstanding during the period January 1, 1998 to June 4, 1998 are not included in the 1998 denominator for diluted loss per share, as they would have been antidilutive. For the year ended December 31, 1997, outstanding options to purchase 529,875 shares were excluded from the respective computations of diluted earnings per share. These options were excluded from prior year computations as they only vested if the Company achieved certain EBDIT targets (as defined) in future years.

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

                                 Panavision Inc.

                                December 31, 1999


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

2.  THE PANAVISION RECAPITALIZATION

One June 4, 1998, as contemplated by (i) an Agreement of Recapitalization and Merger, dated as of December 18, 1997 (the "Recapitalization Agreement"), by and among PX Holding Corporation ("PX Holding"), PX Merger Corporation (the "Merger Sub") and Panavision Inc. (the "Company"), and (ii) an Amended and Restated Voting and Stockholders Agreement, dated as of April 16, 1998 (the "Stockholders Agreement"), by and among Warburg Pincus Capital Company, L.P., a Delaware limited partnership ("Warburg"), the Company and Mafco Holdings Inc. ("Mafco"), a Delaware corporation, the Company consummated a merger whereby Merger Sub was merged with and into the Company (the "Merger"), with the Company remaining as the surviving corporation.

As a result of the Merger, PX Holding, a wholly owned subsidiary of Mafco, the sole stockholder of which is Ronald O. Perelman, has acquired an approximately 91% controlling interest in the Company. Other stockholders own approximately 9% of Panavision Common Stock.

The Merger was accounted for as a leveraged recapitalization as there was a significant continuation of stockholder ownership.

3.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                                                DECEMBER 31,
                                                         -----------------------
                                                            1999          1998
                                                         ----------- -----------

   Land................................................  $      52   $      49
   Buildings and improvements..........................     17,891      15,694
   Rental assets.......................................    353,969     335,308
   Machinery and equipment.............................     15,926      13,252
   Furniture and fixtures..............................      7,099       6,186
   Other...............................................      1,559       1,475
                                                         ----------- -----------
                                                           396,496     371,964

   Less accumulated depreciation and amortization......    183,748     158,658
                                                         ----------- -----------
                                                         $ 212,748   $ 213,306
                                                         =========== ===========

                                 Panavision Inc.

                                December 31, 1999


4. INVENTORIES

Inventories consist of the following (in thousands):

                                                        DECEMBER 31,
                                                 -----------------------
                                                    1999         1998
                                                 ----------- -----------

         Finished goods........................  $   4,405     $  4,608
         Work-in-process.......................        202          100
         Component parts.......................      1,924        1,930
         Supplies..............................      3,835        3,010
                                                 ----------- -----------
                                                 $  10,366     $  9,648
                                                 =========== ===========

5. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

                                                          DECEMBER 31,
                                                 ---------------------------
                                                      1999          1998
                                                 ------------- -------------

         Interest payable......................    $    2,243    $   1,846
         Professional fees.....................           812        1,784
         Taxes other than income taxes.........         1,716          674
         Payroll and related costs.............         7,154        5,406
         Accrued other.........................        11,579       11,084
                                                 ------------- -------------
                                                   $   23,504    $  20,794
                                                 ============= =============

6. INCOME TAXES

As of February 1, 1999, Panavision and its subsidiaries are included in the consolidated federal income tax return of Mafco Holdings Inc. ("Mafco") and are, therefore, jointly and severally liable with Mafco for any income tax liabilities of the consolidated group. Federal income taxes were provided for in the accompanying consolidated financial statements as if the Company had filed its own income tax returns.

The Company, for federal income tax purposes, is included in the affiliated group of which Mafco Holdings Inc. ("Mafco") is the common parent, and the Company's federal taxable income and loss is included in such group's consolidated tax return filed by Mafco. The Company also may be included in certain state and local tax returns filed by Mafco or its subsidiaries. As of February 1, 1999, the Company and certain of its subsidiaries and Mafco entered into a tax sharing agreement (the "Tax Sharing Agreement"), pursuant to which Mafco has agreed to indemnify the Company against federal, state or local income tax liabilities of the consolidated or combined group of which Mafco (or a subsidiary of Mafco other than the Company or its subsidiaries) is the common parent for taxable periods beginning on or after February 1, 1999 during which the Company or a subsidiary of the Company is a member of such group. Pursuant to the Tax Sharing Agreement, for all taxable periods beginning on or after February 1, 1999, the Company will pay to Mafco amounts equal to the taxes that the Company would otherwise have to pay if it were to file separate federal, state or local income tax returns.

                                 Panavision Inc.

                                December 31, 1999


6. INCOME TAXES (CONTINUED)

The provision for income taxes includes the following (in thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------------
                                                           1999            1998             1997
                                                      ---------------  --------------  ---------------
     Current provision (benefit):
        Federal......................................   $    (470)       $       -       $      76
        State........................................           -               50             180
        Foreign......................................       4,038            1,175           2,295
                                                      ---------------  --------------  ---------------
     Total current provision.........................       3,568            1,225           2,551
                                                      ---------------  --------------  ---------------

     Deferred provision (benefit):
        Federal......................................           -           (1,899)          5,039
        State........................................           -           (1,159)            138
        Foreign......................................      (1,768)           2,155           1,524
                                                      ---------------  --------------  ---------------
     Total deferred provision (benefit)..............      (1,768)            (903)          6,701
                                                      ---------------  --------------  ---------------
                                                        $   1,800        $     322       $   9,252
                                                      ===============  ==============  ===============

For financial statement purposes, income (loss) before income taxes includes the following components (in thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------------
                                                           1999            1998             1997
                                                      ---------------  --------------  ---------------
     Income (loss) before income taxes:
        Domestic.....................................   $ (17,510)       $ (61,244)      $  16,546
        Foreign......................................       3,272            6,445          12,194
                                                      ---------------  --------------  ---------------
                                                        $ (14,238)       $ (54,799)      $  28,740
                                                      ===============  ==============  ===============


The difference between the provision for income taxes and the amount computed by applying the Federal statutory rate (35%) to income before taxes is explained below (in thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------
                                                            1999            1998             1997
                                                       ---------------  --------------   -------------
Tax at Federal statutory rate.......................     $  (5,055)      $  (19,180)      $  10,059
State income tax....................................             -               33             891
Increase (reduction) in valuation allowance.........         3,355           16,389          (2,529)
Non-deductible items ...............................           343            2,845              -
Foreign income taxed at varying rates...............         2,398            1,074             201
Other, net..........................................           759             (839)            630
                                                       ---------------  --------------   -------------
                                                         $   1,800       $      322       $   9,252
                                                       ===============  ==============   =============

                                 Panavision Inc.

                                December 31, 1999


6. INCOME TAXES (CONTINUED)

Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows (in thousands):

                                                                                   DECEMBER 31,
                                                                           ------------------------------
                                                                               1999             1998
                                                                           -------------    -------------
      Deferred tax assets:
         Domestic net operating loss carryforwards.....................    $     29,815     $    18,864
         Tax credit carryforwards (primarily alternative
           minimum tax credits)........................................          9,308           10,159
         Expense accruals..............................................          3,934            3,680
         Other.........................................................          2,028            7,266
                                                                           -------------    -------------
      Total deferred tax assets........................................         45,085           39,969
      Valuation allowance..............................................        (23,767)         (20,412)
                                                                           -------------    -------------
      Net deferred tax assets..........................................         21,318           19,557

      Deferred tax liabilities:
         Fixed assets..................................................        (21,019)         (23,620)
         State income taxes............................................           (624)            (456)
         Unremitted foreign earnings...................................         (2,564)               -
         Other ........................................................         (1,989)          (2,343)
                                                                           -------------    -------------
      Total deferred tax liabilities...................................        (26,196)         (26,419)
                                                                           -------------    -------------
      Net deferred tax liabilities.....................................    $    (4,878)     $    (6,862)
                                                                           =============    =============
      Balance Sheet Classifications:

      Non-current deferred tax liability.............................      $    (4,878)     $    (6,862)
                                                                           -------------    -------------
                                                                           $    (4,878)     $    (6,862)
                                                                           =============    =============

SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's recent operating performance and the reported cumulative net losses in the current and prior year, the Company has provided a full valuation allowance against its net domestic deferred tax assets.

The valuation allowance increased by $3,355,000 during the year ended December 31, 1999. The net increase is a result of unbenefitted net operating losses and tax credits. The valuation allowance increased by $16,389,000 during the year ended December 31, 1998 and decreased by $2,534,000 during the year ended December 31, 1997.

                                 Panavision Inc.

                                December 31, 1999


6. INCOME TAXES (CONTINUED)

As of December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $79.3 million and $31.1 million, respectively. The net operating loss carryforwards will expire at various dates beginning in 2007 through 2019, if not utilized.

At December 31, 1999, the Company also had federal and state tax credit carryforwards of approximately $5.9 million, which may be used indefinitely, and federal foreign tax credit carryforwards of approximately $2.5 million, which expire from 2000 to 2004, if not utilized

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss and credit carryforwards before utilization.

7. LONG-TERM DEBT

     Long-term debt, including current maturities, consists of the following (in thousands):

                                                                             DECEMBER 31,
                                                            -------------------------------------------
                                                                    1999                   1998
                                                            --------------------    -------------------
          Credit Agreement:
              Revolving Facility..........................       $   68,500              $   65,000
              Term Facility...............................          235,500                 240,000
          95/8% Senior Subordinated Discount Notes
              Due 2006....................................          179,179                 163,105
          Other...........................................                -                     314
     Total long-term debt, including current maturities...       $  483,179              $  468,419
                                                            ====================    ===================

In connection with the Panavision Recapitalization, the Company entered into a new credit agreement (the "Credit Agreement"). Borrowings under the Credit Agreement were used to, among other things, repay existing borrowings under the old credit agreement and finance a portion of the Panavision Recapitalization.

The Credit Agreement is comprised of two facilities, the Term Facility and the Revolving Facility. The Term Facility has two tranches: the Tranche A Term Facility is a 6-year facility in an aggregate principal amount equal to $90.0 million and the Tranche B Term Facility is a 7-year facility in an aggregate principal amount of $150.0 million. The Revolving Facility is a 6-year facility in an aggregate principal amount of $100.0 million.

                                 Panavision Inc.

                                December 31, 1999


7. LONG-TERM DEBT (CONTINUED)

The Tranche A Term Facility is repayable in quarterly installments in an aggregate principal amount for each year following the Closing Date (June, 1998) commencing with the second year following the Closing Date, as follows: $5.0 million; $10.0 million; $20.0 million; $25.0 million; and $30.0 million. The Tranche B Term Facility is repayable in quarterly installments in an aggregate principal amount for each year following the Closing Date (commencing with the second year following the Closing Date) as follows: $1.0 million for years 2 through 5; $21.0 million for year 6; and $125.0 million for year 7.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to the Alternate Base Rate ("ABR") (as defined in the Credit Agreement) or the Eurodollar Rate (as defined in the Credit Agreement) plus, in each case, a margin that will be based on the performance of the Company at agreed upon levels. The applicable margin on loans under the Revolving Facility and the Tranche A Term Facility is 3.25% for Eurodollar Loans (as defined in the Credit Agreement) and 2.25% for ABR Loans (as defined in the Credit Agreement). The applicable margin on loans under the Tranche B Term Facility is 3.50% for Eurodollar Loans and 2.50% for ABR Loans. The Company may select interest periods of one, two, three or six months for Eurodollar Loans. At any time when the Company is in default in the payment of any amount of principal due under the Credit Agreement, such amount will bear interest at 2.00% above the rate otherwise applicable. Overdue interest, fees and other amounts will bear interest at 2.00% above the rate applicable to ABR Loans.

The Company's obligations under the Credit Agreement are secured by substantially all of the Company's assets. The Credit Agreement requires that the Company meet certain financial tests and other restrictive covenants including limitations on indebtedness, leverage coverage ratio levels, and interest coverage ratio levels. As of December 31, 1999, the Company was in compliance with all financial covenants of the Credit Agreement. The Company's ability to pay dividends to its stockholders is restricted by this agreement.

In addition to the Credit Agreement, in 1998, the Company assumed the obligations of PX Escrow Corp. ("PX Escrow"), a wholly owned subsidiary of PX Holding, under the 95/8% Senior Subordinated Discount Notes due 2006 issued by PX Escrow for gross proceeds of $150.0 million, in an offering which was exempt from registration under the Securities Act of 1933, as amended.

The 95/8% Senior Subordinated Discount Notes, which have a principal amount at maturity of $217.9 million, were issued at a discount representing a yield to maturity of 95/8%. Except as described below, there are no periodic payments or interest through February 1, 2002. Thereafter, they will bear interest at a rate of 95/8% per annum, payable semi-annually on February 1 and August 1 of each year, commencing August 1, 2002.

On October 8, 1998, the Company filed a registration statement under the Securities Act of 1933, as amended, related to an offer to exchange (the "Exchange Offer") the 95/8% Senior Subordinated Discount Notes for a like principal amount of notes (the "Notes") with substantially identical terms. The Exchange Offer was consummated on November 13, 1998.

                                 Panavision Inc.

                                December 31, 1999


7. LONG-TERM DEBT (CONTINUED)

During 1998, the Company used the net proceeds from the PX Stock Purchase, borrowings under the Credit Agreement and the net proceeds from the issuance of the Notes to retire existing indebtedness, fund the payment of the cash consideration and the fees and expenses in connection with the Panavision Recapitalization transaction and to provide working capital for the Company.

The Company believes the carrying value of its amounts payable under the Credit Agreement approximate fair value based upon current yields for debt issues of similar quality and terms. Based upon prevailing market rates in effect at December 31, 1999, the fair market value of the 95/8% Senior Subordinated Discount Notes would have been approximately $106.8 million.

The following sets forth the aggregate principal maturities of the Company's debt during the twelve-month periods ending December 31st (in thousands):

         2000...........................................      $  9,750
         2001...........................................        18,500
         2002...........................................        24,750
         2003...........................................        44,750
         2004...........................................       175,000


8. STOCK OPTION PLAN

During 1999, the Board of Directors adopted a stock option plan (the "Plan") which is open to participation by directors, officers, consultants, and other key employees of the Company or of its subsidiaries and certain other key persons. The Plan provides for the issuance of incentive and nonqualified stock options under the Internal Revenue Code. An aggregate of 1,500,000 shares of Panavision Common Stock are reserved for issuance under the Plan. The options were granted for a term of ten years. If an incentive stock option is granted to an individual owning more than 10% of the total combined voting power of all stock, the exercise price of the option may not be less than 110% of the fair market value of the underlying shares on the date of grant and the term of the option may not exceed five years. The Plan also provides that the aggregate fair market value (determined as of the time the option is granted) of Panavision Common Stock with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000.

                                 Panavision Inc.

                                December 31, 1999


8. STOCK OPTION PLAN (CONTINUED)

In connection with the Panavision Recapitalization (see Note 2), the Company recorded compensation expense in the amount of $48.6 million as of December 31, 1998. The compensation charge resulted from the retirement of options and purchase of converted stock held by directors, officers and other key management required upon consummation of the Panavision Recapitalization. Such options and converted stock were retired for $27.00 per share. As a result, at December 31, 1998, there were no options outstanding or exercisable.

Option information with respect to the Company's stock option plan is as follows:

                                                                            EXERCISE PRICE
                                                                  -----------------------------------
                                                                                        WEIGHTED
                                                      SHARES           RANGE           AVG. PRICE
                                                  --------------- ----------------- -----------------
    Options Outstanding at December 31, 1997         1,360,550      $1.22-$17.50            $5.49
         Grants..............................           -                -                   -
         Exercises...........................           -                -                   -
         Cancellations.......................           -                -                   -
         Retirements (1).....................       (1,360,550)     $1.22-$17.50            $5.49
                                                  --------------- ----------------- -----------------
    Options Outstanding at December 31, 1998            -                -                   -
         Grants..............................        1,162,000          $10.00             $10.00
                                                  --------------- ----------------- -----------------
    Options Outstanding at December 31, 1999         1,162,000          $10.00             $10.00
                                                  =============== ================= =================


(1) In conjunction with the June 4, 1998 Merger and Panavision Recapitalization (see Note 2), all outstanding options, which were held by directors, officers and key employees, were retired for $27.00 per share.

Information regarding stock options exercisable is as follows:

                                                                        DECEMBER 31,
                                                    ------------------------------------------------------
                                                         1999               1998               1997
                                                    ----------------   ----------------  -----------------
         Options Exercisable:
              Number..............................       155,000                  -            281,597
              Weighted average exercise price.....        $10.00                  -              $5.36

                                 Panavision Inc.

                                December 31, 1999



8. STOCK OPTION PLAN (CONTINUED)

If the Company recognized employee stock option-related compensation expense in accordance with SFAS 123 and used the Black-Scholes option valuation model for determining the weighted average fair value of options granted during 1999, its pro forma net loss and pro forma diluted loss per share would have been $17,048,000 and $2.12, respectively. The Company's 1998 pro forma net loss and pro forma diluted loss per share would have been $55,526,000 and $4.38, respectively. The pro forma effect for 1998 is due to the recognition of the unamortized compensation expense related to the 1996 stock options, which were retired as part of the Panavision Recapitalization. The Company's 1997 pro forma net income and pro forma diluted earnings per share would have been 19,419,000 and $1.02, respectively. For purposes of the pro forma expense, the weighted average fair value of the options is amortized over the vesting period. The pro forma effect on net income (loss) for 1999, 1998 and 1997 may not be representative of future years' impact. The weighted average fair value of $1.07 for 1999 and $7.45 for 1997 for stock option grants was estimated at the date of grant using the following assumptions and the Black-Scholes option valuation model:

                                               1999       1998       1997
                                             --------   --------   --------
        Risk-free interest rate...........    6.05%       N/A          6.00%
        Expected life.....................   5 years      N/A        5 years
        Expected volatility...............     0.38       N/A           0.38
        Expected dividend yield...........    0.00%       N/A          0.00%

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

9. EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution 401(k) plan covering a majority of its domestic employees. Eligible employees may contribute from 1% to 16% of their base compensation. The Company makes matching contributions equal to 75% of employee before-tax contributions from 1% to 6%. For the years ended December 31, 1999, 1998 and 1997, the Company recorded expense of $818,000, $843,000 and
$820,000, respectively, related to the 401(k) plan.

                                 Panavision Inc.

                                December 31, 1999



9. EMPLOYEE BENEFIT PLANS (CONTINUED)

In addition, the Company sponsors a defined contribution retirement plan, which covers certain foreign employees. Participating employees contribute from 5% to 15% of their base compensation. The Company contributes 13.4% of base compensation for participating employees regardless of their level of contribution. For the years ended December 31, 1999, 1998 and 1997, the Company expensed $1,099,000, $1,030,000 and $824,000, respectively, representing the Company's contributions.

10. GEOGRAPHICAL AND BUSINESS SEGMENT INFORMATION

The Company operates in three major business segments: North America, Europe and Asia Pacific. These business segments are based upon the manner in which management of the Company allocates resources and assesses performance of its owned-and-operated facilities. North America consists of camera rental facilities in Woodland Hills, Hollywood, Dallas, Chicago, Orlando, Wilmington and Toronto and Vancouver, Canada. In addition to camera rental, Dallas, Chicago, Orlando and Toronto also provide lighting, lighting grip and power distribution and generation equipment. The Company also has a Lee Filters sales operation with offices in Burbank, California and Teterboro, New Jersey. Europe consists of camera rental facilities in Dublin, Ireland, three in London and Manchester, England, Glasgow, Scotland, and Marseilles and Paris, France. In addition, Europe also includes the Lee Lighting and Lee Filters operations in the United Kingdom and the lighting consumables sales facility in Paris, France. The Asia Pacific business segment consists of camera rental facilities in Sydney, Brisbane, and Melbourne, Australia, and Auckland and Wellington, New Zealand and an equipment case manufacturer in Moss Vale, Australia. The rental facilities in Australia also provide lighting, lighting grip and power distribution and generation equipment.

The Company evaluates performance and allocates resources based on profit or loss from operations before net interest, income taxes, depreciation and amortization, ("EBITDA"). Management believes that EBITDA serves as an important financial analysis tool for measuring financial information such as operating performance, liquidity and leverage.

The following table presents revenue and other financial information by business segment (in thousands):

                                                            DECEMBER 31, 1999
                                     ------------------------------------------------------------------
                                        NORTH                      ASIA
                                       AMERICA       EUROPE       PACIFIC     CORPORATE      TOTAL
                                     ------------ ------------- ------------ ------------ -------------
Revenue from
  external customers............       $101,620     $ 76,385      $ 24,746      $     -     $202,751
Intersegment revenue............         13,029        4,080             -            -       17,109
Operating profit (loss).........         26,265       (1,842)        2,643         (454)      26,612
Depreciation and amortization...         22,952        9,215         3,139        1,634       36,940
Capital expenditures............         24,049        7,920         3,683            4       35,656
Long-lived assets ..............        164,709       44,974        16,653            4      226,340
Total assets....................        186,097       72,141        23,833        9,487      291,558

                                 Panavision Inc.

                                December 31, 1999


10. GEOGRAPHICAL AND BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                             DECEMBER 31, 1998
                                     ------------------------------------------------------------------
                                        NORTH                      ASIA
                                       AMERICA       EUROPE       PACIFIC     CORPORATE      TOTAL
                                     ------------ ------------- ------------ ------------ -------------
Revenue from
  external customers............        $98,401      $75,281       $19,204      $     -     $192,886
Intersegment revenue............         10,286        3,264             -            -       13,550
Panavision Recapitalization
  charges                                     -       (1,770)            -      (56,956)     (58,726)
Operating profit (loss).........         27,368         (391)        2,256      (59,085)     (29,852)
Depreciation and amortization...         21,271        8,676         2,125        1,089       33,161
Capital expenditures............         35,976       11,616         2,392            8       49,992
Long-lived assets...............        163,016       48,703        11,981            -      223,700
Total assets....................        184,173       76,290        16,417       14,877      291,757


                                                             DECEMBER 31, 1997
                                     ------------------------------------------------------------------
                                        NORTH                      ASIA
                                       AMERICA       EUROPE       PACIFIC     CORPORATE      TOTAL
                                     ------------ ------------- ------------ ------------ -------------
Revenue from
  external customers............        $95,949      $71,496        $9,418      $     -     $176,863
Intersegment revenue............          8,977        3,051             -            -       12,028
Operating profit (loss).........         28,576        7,866           444       (2,971)      33,915
Depreciation and amortization...         18,626        6,335         1,339         273        26,573
Capital expenditures............         39,478        6,212           869          173       46,732
Long-lived assets ..............        148,849       48,871        12,768          160      210,648
Total assets....................        171,628       72,918        17,571       19,820      281,937

The accounting policies of the business segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements of the Company. The Company's income taxes are included in the consolidated federal income tax return of the Company and its subsidiaries and is allocated based upon the relative contribution to the Company's consolidated taxable income/loss and changes in temporary differences. The allocation of taxes is not evaluated at the segment level and, therefore, the Company does not believe the information is material to these consolidated financial statements. Intercompany profit or loss resulting from intersegment sales or transfers has been eliminated in the consolidated results.

Revenue and operating cost by product groups is presented on the Consolidated Statements of Operations in the Consolidated Financial Statements of the Company.

                                 Panavision Inc.

                                December 31, 1999


11. COMMITMENTS AND CONTINGENCIES

The Company leases real estate, equipment, and vehicles under non-cancelable operating leases. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are presented below (in thousands):

         2000......................................    $    7,135
         2001......................................         6,591
         2002......................................         6,177
         2003......................................         5,848
         2004......................................         4,507
         Thereafter................................        21,931
                                                     --------------
                                                       $   52,189
                                                     ==============

During the years ended December 31, 1999, 1998 and 1997, rental expense under operating leases was $7,598,000, $6,637,000 and $6,054,000, respectively.

The Company and its subsidiaries are defendants in actions for matters arising out of normal business operations. The Company does not believe that any such proceedings currently pending will have a materially adverse effect on its consolidated financial position, results of operations, or cash flows.

12. RELATED PARTY TRANSACTIONS

As of February 1, 1999, the Company and certain of its subsidiaries and Mafco entered into a tax sharing agreement (the "Tax Sharing Agreement"), pursuant to which Mafco has agreed to indemnify the Company against federal, state or local income tax liabilities of the consolidated or combined group of which Mafco (or a subsidiary of Mafco other than the Company or its subsidiaries) is the common parent for taxable periods beginning on or after February 1, 1999 during which the Company or a subsidiary of the Company is a member of such group. See Note 6 for a discussion of the Tax Sharing Agreement.

                                 Panavision Inc.

                                December 31, 1999


12. RELATED PARTY TRANSACTIONS (CONTINUED)

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

Mr. Farrand, an executive officer of Panavision, was the obligor in respect of a promissory demand note issued to the Company in January 1987. The principal amount of and accrued interest on this note were $539,949 and $55,132, respectively, as of June 4, 1998. The note accrued interest at a rate of 7.04% per annum. This note was originally issued in connection with Mr. Farrand's purchase of a residence and all principal and interest were repaid at the time of the Panavision Recapitalization.

Included in other assets at December 31, 1999, 1998 and 1997, is a loan receivable of $450,000 due in 2003 from Pany Rental, Inc. (dba Panavision New
York), an agent in which the Company acquired a one-third interest during 1994.

13. QUARTERLY OPERATING DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations (in thousands, except per share data) :

                                                                       QUARTER
                                            --------------------------------------------------------------
                                                FIRST         SECOND(1)         THIRD          FOURTH
                                            --------------- --------------  --------------  --------------
YEAR ENDED DECEMBER 31, 1999
Total revenue.............................    $  47,017       $  47,205       $  53,489       $  55,040
Gross margin..............................       20,266          19,459          25,057          27,361
Net income (loss).........................       (6,073)         (7,720)         (2,160)            (85)
Basic earnings (loss) per share...........    $   (0.75)      $   (0.96)      $   (0.27)      $   (0.01)
                                            =============== ==============  ==============  ==============
Diluted earnings (loss) per share.........    $   (0.75)      $   (0.96)      $   (0.27)      $   (0.01)
                                            =============== ==============  ==============  ==============
YEAR ENDED DECEMBER 31, 1998
Total revenue.............................    $  43,154       $  45,955       $  50,681       $  53,096
Gross margin..............................       19,061          19,709          24,278          24,770
Net income (loss).........................        2,472         (56,557)           (731)           (305)
Basic earnings (loss) per share...........    $    0.13       $   (3.57)      $   (0.09)      $   (0.04)
                                            =============== ==============  ==============  ==============
Diluted earnings (loss) per share.........    $    0.13       $   (3.57)      $   (0.09)      $   (0.04)
                                            =============== ==============  ==============  ==============


(1) The second quarter of 1998 includes the charges in connection with the Panavision Recapitalization of $58.7 million reflecting a compensation charge of $48.6 million and a transaction expense charge of $10.1 million (see Note 2).

                                 Panavision Inc.

                                December 31, 1999


14. BUSINESS COMBINATIONS

On June 5, 1997, the Company completed its acquisition of the Film Services Group ("FSG") from Visual Action Holdings plc (the "FSG Acquisition"). The FSG Acquisition included camera rental operations that rented primarily non-Panavision manufactured equipment in the United Kingdom, France, Australia and two U.S. cities, Chicago and Dallas, as well as smaller rental operations in New Zealand, Malaysia and Indonesia. The majority of the equipment acquired as a result of these transactions included film cameras, lenses and complementary product accessories which rent to the film production community. The purchase price was approximately $61.0 million and was reduced by the amount of certain debt assumed by the Company.

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

Unaudited pro forma revenue would have increased by $25.9 million for the twelve months ended December 31, 1997. Unaudited pro forma net income and diluted earnings per share would have decreased by $0.3 million and $0.02, respectively, for the twelve months ended December 31, 1997 had the acquisition occurred as of January 1, 1997.

                                 Panavision Inc.

          Schedule II - Valuation and Qualifying Accounts and Reserves for the years ended December 31, 1999, 1998 and 1997

                                       BEGINNING     ALLOWANCES       AMOUNTS       BALANCES        ENDING
                                        BALANCE       ACQUIRED*      RESERVED      WRITTEN OFF     BALANCE
                                       ---------    -----------    -----------    -------------  -----------
                                                                  (In thousands)
Allowance for Doubtful Accounts
-------------------------------

December 31, 1999                       $ 3,391      $      -        $  (67)       $    956        $ 2,368

December 31, 1998                       $ 3,959      $      -        $   308       $    876        $ 3,391

December 31, 1997                       $ 2,500      $  1,508        $   456       $    505        $ 3,959

---------------------------
*Amount represents allowance for doubtful account balances acquired through the FSG Acquisition.

                                  EXHIBIT INDEX

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)&(2) The consolidated financial statements and consolidated financial statement schedule filed as part of this Annual Report on Form 10-K can be found beginning on page F-1.

(a)(3)        See below

(b)           Reports on Form 8-K

              During the fourth quarter of 1999, the Company did not file any Current Reports on Form 8-K.

(c)           Exhibits

3.            CERTIFICATE OF INCORPORATION AND BY-LAWS

3.1 Restated Certificate of Incorporation of the Company (incorporated herein by reference to the identically numbered exhibit from the Company's Current Report on Form 10-Q for the quarter ended March 31, 1999 and filed with the Securities and Exchange Commission on May 13, 1999).

3.2 Restated By-Laws of the Company (incorporated herein by reference to the identically numbered exhibit from the Company's Current Report on Form 10-Q for the quarter ended March 31, 1999 and filed with the Securities and Exchange Commission on May 13, 1999).

              INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES.

4.1* Indenture, dated as of February 11, 1998, between PX Escrow and The Bank of New York, as Trustee, relating to the Company's 95/8% Senior Subordinated Discount Notes Due 2006 (the "Indenture").

4.2* First Supplemental Indenture dated June 4, 1998, among PX Escrow, the Company and the Trustee, amending the Indenture.

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

4.5** Registration Rights Agreement, dated as of June 5, 1998, between Panavision Inc. and PX Holding Corporation.

4.6** First Amendment, dated as of September 30, 1998, to the Credit Agreement among Panavision Inc., the several lenders named therein, Chase Securities Inc., as Advisor and Arranger, and The Chase Manhattan Bank, as Administrative Agent

4.7 Second Amendment, dated as of June 30, 1999, to the Credit Agreement among Panavision Inc., the several lenders named therein, Chase Securities Inc., as Advisor and Arranger, and The Chase Manhattan Bank, as Administrative Agent

10.           MATERIAL CONTRACTS.

10.1 Panavision Inc. 1999 Stock Option Plan (incorporated herein be reference from Annex A of the Company's 1999 Definitive Proxy Statement dated March 31, 1999).

10.2 Panavision Inc. 1999 Executive Incentive Compensation Plan (incorporated herein by reference from the Company's 1999 Definitive Proxy Statement dated March 31, 1999).

10.3** Employment Agreement, dated as of January 1, 1999, between Panavision Inc. and John S. Farrand.

10.4 Lease, dated June 13, 1995, between the Company and Trizec Warner Inc. (incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, Registration No. 333-12235).

10.5** Employment Agreement, dated as of January 1, 1999, between Panavision Inc. and Joseph P. Page.

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------

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

10.13* Registration Agreement dated as of February 11, 1998 by and among PX Escrow and Credit Suisse First Boston Corporation and Schroder & Co. Inc.

10.14 Amended and Restated Voting and Stockholders Agreement dated as of April 16, 1998, by and among Warburg Pincus Capital Company, L.P., Panavision Inc., and Mafco Holdings Inc. (incorporated herein by reference from the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on May 6, 1998).

10.15** Stock Purchase Agreement, dated as of February 1, 1999, between PX Holding Corporation and Warburg, Pincus Capital Company, L.P.

10.16** Tax Sharing Agreement, dated as of February 1, 1999, between Mafco Holdings Inc. and Panavision Inc.

21.           SUBSIDIARIES.

21.1          Subsidiaries of the Company.

23.           CONSENTS

23.1          Consent of Ernst & Young LLP

24.           POWERS OF ATTORNEY.

24.1          Power of Attorney executed by Ronald O. Perelman.

24.2          Power of Attorney executed by William C. Scott.

24.3          Power of Attorney executed by Martin D. Payson.

24.4          Power of Attorney executed by Howard Gittis.

24.5          Power of Attorney executed by James R. Maher.

24.6          Power of Attorney executed by Kenneth Ziffren.

24.7          Power of Attorney executed by Joseph P. Page.

27.           Financial Data Schedule.

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------

99.           MISCELLANEOUS.

99.1 Press Release of Panavision Inc. dated June 4, 1998 (incorporated herein by reference to the identically numbered exhibit from the Company's Current Report on Form 8-K dated June 4, 1998 and filed with the Securities and Exchange Commission on June 19, 1998).

-----------------
* Incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, Registration No. 333-59363 filed with the Securities and Exchange Commission on October 8, 1998.

** Incorporated herein by reference to the identically numbered exhibit from the Company's Annual Report on Form 10-K dated December 31, 1998.