Form 10-Q
period 2000-03-31
PANAVISION INC
filed 2000-05-12
CIK 1022911

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

(MARK ONE)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM                   TO
                                     -----------------    -----------------

                        Commission file number: 001-12391

                           --------------------------

                                 PANAVISION INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                              13-3593063
----------------------------------------     -----------------------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification No.)

          6219 DE SOTO AVENUE
       WOODLAND HILLS, CALIFORNIA                       91367
----------------------------------------     -----------------------------
(Address of principal executive offices)              (Zip code)

                                 (818) 316-1000

                Registrant's telephone number including area code

                           --------------------------

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

     As of May 10, 2000, there were 8,055,619 shares of Panavision Inc. Common Stock outstanding.

================================================================================

                                 PANAVISION INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations.......................3

         Condensed Consolidated Balance Sheets.................................4

         Condensed Consolidated Statements of Cash Flows.......................5

         Notes to Condensed Consolidated Financial Statements..................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................11

Item 2.  Changes in Securities................................................11

Item 3.  Defaults Upon Senior Securities......................................11

Item 4.  Submission of Matters to a Vote of Security Holders..................11

Item 5.  Other Information....................................................11

Item 6.  Exhibits and Reports on Form 8-K.....................................11

SIGNATURES....................................................................12

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

                                 PANAVISION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         FIRST QUARTER ENDED
                                                               MARCH 31,
                                                       -----------------------
                                                         2000           1999
                                                       --------       --------
Camera rental ........................................ $ 31,663       $ 31,113
Lighting rental.......................................    7,920          7,148
Sales and other.......................................    8,623          8,756
                                                       --------       --------
Total rental revenue and sales........................   48,206         47,017
Cost of camera rental.................................   15,657         15,575
Cost of lighting rental...............................    6,387          6,173
Cost of sales and other...............................    4,998          5,003
                                                       --------       --------
Gross margin..........................................   21,164         20,266
Selling, general and administrative expenses..........   15,110         14,139
Research and development expenses.....................    1,785          1,357
                                                       --------       --------
Operating income......................................    4,269          4,770
Interest income.......................................       78             91
Interest expense......................................  (11,627)       (10,202)
Foreign exchange loss.................................     (537)          (736)
Other, net............................................      269            205
                                                       --------       --------
Loss before income taxes..............................   (7,548)        (5,872)
Income tax provision .................................     (557)          (201)
                                                       --------       --------
Net loss.............................................. $ (8,105)      $ (6,073)
                                                       ========       ========
Loss per share - Basic and Diluted.................... $  (1.01)      $  (0.75)
                                                       ========       ========
Shares used in computation - Basic and Diluted........    8,056          8,056

                             See accompanying notes.

                                 PANAVISION INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                      MARCH 31, 2000      DECEMBER 31, 1999
                                                                      --------------      -----------------
                                                                       (UNAUDITED)
                          ASSETS
Current assets:
   Cash and cash equivalents...............................              $   3,323            $   5,417
   Accounts receivable (net of allowance of $2,381 and                      28,918               30,683
     $2,368)..............................................
   Inventories.............................................                 10,330               10,366
   Prepaid expenses........................................                  2,806                2,854
   Other current assets....................................                    884                  983
                                                                         ---------            ---------
Total current assets.......................................                 46,261               50,303

Property, plant and equipment, net.........................                210,402              212,748
Other......................................................                 28,227               28,507
                                                                         ---------            ---------
Total assets...............................................              $ 284,890            $ 291,558
                                                                         =========            =========

         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable........................................              $   7,996            $   7,991
   Accrued liabilities.....................................                 19,228               23,504
   Current maturities of long-term debt....................                 11,887                9,750
                                                                         ---------            ---------
Total current liabilities..................................                 39,111               41,245

Long-term debt.............................................                478,957              473,429
Deferred tax liabilities...................................                  4,848                4,878
Other liabilities..........................................                  3,179                3,246

Commitments and Contingencies

Stockholders' deficiency:
   Preferred stock, $0.01 par value; 2,000 shares
     authorized; no shares issued and outstanding..........                      -                    -
   Common stock, $0.01 par value; 50,000 shares
     authorized; 8,056 shares issued and outstanding
     at March 31, 2000 and December 31, 1999...............                     81                   81
   Additional paid-in capital..............................                168,032              168,032
   Accumulated deficit.....................................               (403,407)            (395,302)
   Accumulated other comprehensive loss....................                 (5,911)              (4,051)
                                                                         ---------            ---------
     Total stockholders' deficiency........................               (241,205)            (231,240)
                                                                         ---------            ---------
Total liabilities and stockholders' deficiency.............              $ 284,890            $ 291,558
                                                                         =========            =========

                             See accompanying notes.

                                 PANAVISION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                        ----------------------------
                                                                          2000                1999
                                                                          ----                ----
OPERATING ACTIVITIES
Net loss......................................................         $ (8,105)           $ (6,073)
Adjustments to derive net cash provided by operating
activities:
     Depreciation and amortization............................            9,318               8,808
     Gain on sale of property and equipment...................             (196)               (537)
     Amortization of discount on subordinated notes...........            4,278               3,894
     Changes in operating assets and liabilities:
       Accounts receivable....................................            1,765                (561)
       Inventories............................................               36                (289)
       Prepaid expenses and other current assets..............              147                (577)
       Accounts payable.......................................                5               1,558
       Accrued liabilities....................................           (4,276)             (2,803)
     Other, net...............................................              108                 559
                                                                       --------            --------
Net cash provided by operating activities.....................            3,080               3,979
INVESTING ACTIVITIES
Capital expenditures..........................................           (7,772)             (9,938)
Proceeds from dispositions of fixed assets....................              195                 735
                                                                       --------            --------
Net cash used in investing activities.........................           (7,577)             (9,203)
FINANCING ACTIVITIES
Borrowings under notes payable and credit agreement...........            5,000               3,000
Repayments of notes payable and credit agreement..............           (2,500)             (3,314)
                                                                       --------            --------
Net cash provided by (used in)  financing activities..........            2,500                (314)
Effect of exchange rate changes on cash.......................              (97)                (41)
                                                                       --------            --------
Net decrease in cash and cash equivalents.....................           (2,094)             (5,579)
Cash and cash equivalents at beginning of period..............            5,417               9,772
                                                                       --------            --------
Cash and cash equivalents at end of period....................         $  3,323            $  4,193
                                                                       ========            ========
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid during the period...............................         $  7,277            $  6,109
Income taxes paid during the period...........................         $    472            $    597

                             See accompanying notes.

                                 PANAVISION INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PREPARATION

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company's 1999 Annual Report on Form 10-K.

     The condensed consolidated financial statements include the accounts of Panavision and its majority-owned subsidiaries. All significant intercompany amounts and transactions have been eliminated.

     Certain amounts in previously issued financial statements have been reclassified to conform to the 2000 presentation.

2.   INVENTORIES

     Inventories consist of the following (in thousands):

                                      MARCH 31, 2000         DECEMBER 31, 1999
                                      --------------         -----------------
     Finished goods.................    $    5,899                $    4,405
     Work-in-process................           237                       202
     Component parts................         2,009                     1,924
     Supplies.......................         2,185                     3,835
                                        ----------                ----------
                                        $   10,330                $   10,366
                                        ==========                ==========

3.   USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

                                 PANAVISION INC.

                                   (UNAUDITED)

4.   GEOGRAPHICAL AND BUSINESS SEGMENT INFORMATION

     The following table presents revenue and other financial information by business segment (in thousands):

                                     ------------------------------------------------------------------
THREE MONTHS ENDED                       NORTH                      ASIA
MARCH 31, 2000                          AMERICA       EUROPE       PACIFIC     CORPORATE      TOTAL
                                     ------------------------------------------------------------------
Revenue from
  external customers...........         $25,241      $16,342        $6,623        $   -      $48,206
Intersegment revenue...........           3,015        1,262             -            -        4,277
Operating income (loss)........           5,507       (2,664)        1,030          396        4,269

                                     ------------------------------------------------------------------
THREE MONTHS ENDED                       NORTH                      ASIA
MARCH 31, 1999                          AMERICA       EUROPE       PACIFIC     CORPORATE      TOTAL
                                     ------------------------------------------------------------------
Revenue from
  external customers...........         $24,036      $18,324        $4,657        $   -      $47,017
Intersegment revenue...........           2,595        1,194             -            -        3,789
Operating income (loss)........           5,532       (1,117)          476         (121)       4,770

5.   COMPREHENSIVE LOSS

     For the quarter ended March 31, 2000 and 1999, comprehensive loss amounted to $(9,965,000) and $(7,519,000), respectively. The difference between net loss and comprehensive loss relates to the change in foreign currency translation adjustments.

                                 PANAVISION INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

CAMERA RENTAL OPERATIONS

     Camera rental revenue for the first quarter of 2000 was $31.7 million. Revenue increased $0.6 million, or 1.9%, compared to the first quarter of 1999. The increase was primarily due to modest increases in rentals associated with feature film productions throughout most regions of the world, partially offset by lower feature film rental revenue in the U.K.

     Cost of camera rental for the current quarter was $15.7 million, an increase of $0.1 million, or 0.6%, from the first quarter of 1999.

LIGHTING RENTAL OPERATIONS

     Lighting rental revenue for the first quarter was $7.9 million, an increase of $0.8 million, or 11.3%, compared to the first quarter of 1999. The increase reflects additional lighting rentals generated on the lighting equipment acquired in Australia in the second quarter of 1999, offset by lower feature film revenue at Lee Lighting in the U.K.

     Cost of lighting rental for the current quarter was $6.4 million, an increase of $0.2 million, or 3.2%, from the first quarter of 1999. The increase was primarily due to the increase in costs associated with the expansion of the Australian lighting operation, offset by a reduction in labor costs associated with the lower revenue at Lee Lighting.

OPERATING COSTS

     Selling, general and administrative expenses for the first quarter of 2000 were $15.1 million, an increase of $1.0 million, or 7.1%, from the first quarter of 1999. The increase was the result of additional operating costs associated with the expansion of the Australian lighting operation and higher corporate costs and legal expenses.

     Research and development expenses for the current quarter were $1.8 million, an increase of $0.4 million, or 28.6%, from the first quarter of 1999. The increase was primarily due to increased costs related to the development of products for digital application.

INTEREST, TAXES AND OTHER

     Net interest expense for the first quarter of 2000 was $11.6 million, an increase of $1.5 million, or 14.9%, from the first quarter of 1999. The increase primarily reflects higher interest rates as compared to the first quarter of 1999.

                                 PANAVISION INC.

     The effective tax rates for the quarters ended March 31, 2000 and March 31, 1999 were 7.4% and 3.4%, respectively. As of February 1, 1999, the Company and certain of its subsidiaries and Mafco entered into a tax sharing agreement (the "Tax Sharing Agreement"), pursuant to which Mafco has agreed to indemnify the Company against federal, state or local income tax liabilities of the consolidated or combined group of which Mafco (or a subsidiary of Mafco other than the Company or its subsidiaries) is the common parent for taxable periods beginning on or after February 1, 1999 during which the Company or a subsidiary of the Company is a member of such group. See Note 6 of the 1999 Form 10-K for a discussion of the Tax Sharing Agreement.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain information from the Company's Condensed Consolidated Statements of Cash Flows for the periods indicated (in thousands):

                                                                         THREE MONTHS
                                                                        ENDED MARCH 31,
                                                                   ------------------------
                                                                     2000             1999
                                                                   -------          -------
     Net cash provided by (used in):
     Operating activities..................................        $ 3,080          $ 3,979
     Investing activities..................................         (7,577)          (9,203)
     Financing activities..................................          2,500             (314)

     Cash provided by operating activities, for the three months ended March 31, 2000, totaled $3.1 million comprised of the net loss of $8.1 million, adjusted for depreciation and amortization of $9.3 million and the amortization of the discount on the Notes of $4.3 million, offset by the net change in working capital (excluding cash) and other miscellaneous items totaling $2.6 million. Total investing activities of $7.6 million included $7.8 million of capital expenditures, offset by $0.2 million in proceeds received from the disposition of fixed assets. The majority of the capital expenditures were used to manufacture camera rental systems and accessories. Cash provided by financing activities was $2.5 million, primarily reflecting an increase in net borrowings under the Credit Agreement for the year.

     Cash provided by operating activities, for the quarter ended March 31, 1999, was $4.0 million comprised of the net loss of $6.1 million, adjusted for depreciation and amortization of $8.8 million and the amortization of the discount on the Notes of $3.9 million, offset by the net change in working capital (excluding cash) and other miscellaneous items totaling $2.6 million. Total investing activities of $9.2 million were comprised of capital expenditures of $9.9 million, offset by $0.7 million of proceeds received from the disposition of fixed assets. The majority of the capital expenditures were used to manufacture camera rental systems and accessories. Cash used in financing activities of $0.3 million was used as a reduction of outstanding borrowings.

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

                                 PANAVISION INC.

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

     Panavision is a holding company whose only material asset is the ownership interest in its subsidiaries. Panavision's principal business operations are conducted by its subsidiaries, and Panavision has no operations of its own. Accordingly, Panavision's only source of cash to pay its obligations is expected to be distributions with respect to its ownership interests in its subsidiaries. There can be no assurance that Panavision's subsidiaries will generate sufficient cash flow to pay dividends or distribute funds to Panavision or that applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, will permit such dividends or distributions.

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q for the period ended March 31, 2000, as well as certain of the Company's other public documents and statements and oral statements contain forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements.

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

     Panavision is a leading designer and manufacturer of high-precision camera systems, comprising cameras, lenses and accessories for the motion picture and television industries. Panavision systems are rented through its domestic and international owned-and-operated facilities and agent network.

                                     PART II

ITEM 1.    LEGAL PROCEEDINGS
           No material legal proceedings are pending.

ITEM 2.    CHANGES IN SECURITIES
           There were no modifications made to the rights of stockholders of any class of securities during the quarter ended March 31, 2000.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           There were no events of default upon senior securities during the quarter ended March 31, 2000.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           There were no matters submitted to a vote of security holders during the first quarter of 2000.

ITEM 5.    OTHER INFORMATION
           No additional information need be presented.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
(a)        Exhibits
27.        Financial Data Schedule.
(b) There were no Current Reports on Form 8-K filed in the first quarter of 2000.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                       PANAVISION INC.


Date:      May 11, 2000                By:          /S/ JOHN S. FARRAND
      -------------------------            -------------------------------------
                                                      John S. Farrand
                                           President and Chief Executive Officer
                                                       and Director



Date:      May 11, 2000                By:          /S/ JOSEPH P. PAGE
      -------------------------            -------------------------------------
                                                      Joseph P. Page
                                                Vice Chairman, Director and
                                               Chief Administrative Officer


Date:      May 11, 2000                By:         /S/ SCOTT L. SEYBOLD
      -------------------------            -------------------------------------
                                                     Scott L. Seybold
                                               Executive Vice President and
                                                 Chief Financial Officer