Form 10-Q
period 2000-06-30
PANAVISION INC
filed 2000-08-11
CIK 1022911

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

(MARK ONE)

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


                                       OR

| |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM                   TO
                                     -----------------    -----------------

                        Commission file number: 001-12391

                           --------------------------

                                 PANAVISION INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                 13-3593063
-----------------------------------------------    ---------------------------
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                 Identification No.)

             6219 DE SOTO AVENUE
          WOODLAND HILLS, CALIFORNIA                          91367
-----------------------------------------------    ---------------------------
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

     As of August 9, 2000, there were 8,769,919 shares of Panavision Inc. Common Stock outstanding.

--------------------------------------------------------------------------------

                                 PANAVISION INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000


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

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings............................................................................13
Item 2.  Changes in Securities........................................................................13
Item 3.  Defaults Upon Senior Securities..............................................................13
Item 4.  Submission of Matters to a Vote of Security Holders..........................................13
Item 5.  Other Information............................................................................13
Item 6.  Exhibits and Reports on Form 8-K.............................................................13

SIGNATURES............................................................................................15

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

                                 PANAVISION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                       JUNE 30,                      JUNE 30,
                                                             ---------------------------    --------------------------
                                                                  2000           1999           2000          1999
                                                             ------------    ------------   ------------  ------------
Camera rental ...............................................$     28,312    $     28,787   $     59,975  $     59,900
Lighting rental..............................................       9,189           9,477         17,109        16,625
Sales and other..............................................       8,449           8,941         17,072        17,697
                                                             ------------    ------------   ------------  ------------
Total rental revenue and sales...............................      45,950          47,205         94,156        94,222
Cost of camera rental........................................      14,952          16,426         30,609        32,001
Cost of lighting rental......................................       6,840           6,639         13,227        12,812
Cost of sales and other......................................       4,486           4,681          9,484         9,684
                                                             ------------    ------------   ------------  ------------
Gross margin.................................................      19,672          19,459         40,836        39,725
Selling, general and administrative expenses.................      14,116          14,602         29,226        28,741
Research and development expenses............................       1,429           1,478          3,214         2,835
                                                             ------------    ------------   ------------  ------------
Operating income.............................................       4,127           3,379          8,396         8,149
Interest income..............................................          64              96            142           187
Interest expense.............................................     (11,921)        (10,352)       (23,548)      (20,554)
Foreign exchange loss........................................      (1,158)           (410)        (1,695)       (1,146)
Other, net...................................................         321             889            590         1,094
                                                             ------------    ------------   ------------  ------------
Loss before income taxes.....................................      (8,567)         (6,398)       (16,115)      (12,270)
Income tax provision ........................................        (917)         (1,322)        (1,474)       (1,523)
                                                             ------------    ------------   ------------  ------------
Net loss.....................................................$     (9,484)   $     (7,720)  $    (17,589) $    (13,793)
                                                             ============    ============   ============  ============
Loss per share - Basic and Diluted...........................$      (1.17)   $      (0.96)  $      (2.18) $      (1.71)
                                                             ============    ============   ============  ============
Shares used in computation - Basic and Diluted...............       8,056           8,056          8,056         8,056


                             See accompanying notes.

                                 PANAVISION INC.


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                      JUNE 30, 2000       DECEMBER 31, 1999
                                                                      -------------       ------------------
                                                                      (UNAUDITED)
                          ASSETS
Current assets:
   Cash and cash equivalents.....................................     $    1,056               $    5,417
   Accounts receivable (net of allowance of $2,211 and $2,368)...         26,189                   30,683
   Inventories...................................................         10,709                   10,366
   Prepaid expenses..............................................          2,984                    2,854
   Other current assets..........................................            989                      983
                                                                      ----------                ----------
Total current assets.............................................         41,927                   50,303

Property, plant and equipment, net...............................        211,708                  212,748
Other............................................................         26,277                   28,507
                                                                      ----------                ----------
Total assets.....................................................     $  279,912               $  291,558
                                                                      ==========                ==========


         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable..............................................     $    8,508               $    7,991
   Accrued liabilities...........................................         20,453                   23,504
   Current maturities of long-term debt..........................         14,097                   9,750
                                                                      ----------                ----------
Total current liabilities........................................         43,058                   41,245

Long-term debt...................................................        481,951                  473,429
Deferred tax liabilities.........................................          4,622                    4,878
Other liabilities................................................          2,532                    3,246

Commitments and Contingencies

Stockholders' deficiency:
   Preferred stock, $0.01 par value; 2,000 shares
     authorized;                                                               -                        -
     no shares issued and outstanding............................
   Common stock, $0.01 par value; 50,000 shares
     authorized; 8,056 shares issued and outstanding
     at June 30, 2000 and December 31, 1999......................             81                       81
   Additional paid-in capital....................................        168,032                  168,032
   Accumulated deficit...........................................       (412,891)                (395,302)
   Accumulated other comprehensive loss..........................         (7,473)                  (4,051)
                                                                      ----------                ----------
     Total stockholders' deficiency..............................       (252,251)                (231,240)
                                                                      ----------                ----------
Total liabilities and stockholders' deficiency...................     $  279,912                $  291,558
                                                                      ==========                ==========


                             See accompanying notes.

                                 PANAVISION INC.


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                ----------------------------------------
                                                                      2000                   1999
                                                                -----------------    -------------------
OPERATING ACTIVITIES
Net loss......................................................    $ (17,589)             $ (13,793)
Adjustments to derive net cash provided by operating
activities:
     Depreciation and amortization............................       18,652                 18,118
     Gain on sale of property and equipment...................         (302)                (1,739)
     Amortization of discount on subordinated notes...........        8,622                  7,847
     Changes in operating assets and liabilities:
       Accounts receivable....................................        4,494                  1,405
       Inventories............................................         (343)                  (514)
       Prepaid expenses and other current assets..............         (136)                (2,281)
       Accounts payable.......................................          517                  2,063
       Accrued liabilities....................................       (3,051)                 2,434
     Other, net...............................................          470                 (1,791)
                                                                -----------------    -------------------
Net cash provided by operating activities.....................       11,334                 11,749

INVESTING ACTIVITIES
Capital expenditures..........................................      (19,575)               (19,634)
Proceeds from dispositions of fixed assets....................          415                  2,698
                                                                -----------------    -------------------
Net cash used in investing activities.........................      (19,160)               (16,936)

FINANCING ACTIVITIES
Borrowings under notes payable and credit agreement...........       12,000                  8,000
Repayments of notes payable and credit agreement..............       (8,350)                (4,814)
                                                                -----------------    -------------------
Net cash provided by financing activities.....................        3,650                  3,186
Effect of exchange rate changes on cash.......................         (185)                  (121)
                                                                -----------------    -------------------
Net decrease in cash and cash equivalents.....................       (4,361)                (2,122)
Cash and cash equivalents at beginning of period..............        5,417                  9,772
                                                                -----------------    -------------------
Cash and cash equivalents at end of period....................    $   1,056              $   7,650
                                                                =================    ===================
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid during the period...............................    $  14,764              $  12,358
Income taxes paid during the period...........................    $   1,581              $     954


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

2.   INVENTORIES

     Inventories consist of the following (in thousands):

                                            JUNE 30, 2000    DECEMBER 31, 1999
                                           ---------------  -------------------

         Finished goods..................    $    4,314           $    4,405
         Work-in-process.................           211                  202
         Component parts.................         2,467                1,924
         Supplies........................         3,717                3,835
                                           ---------------  -------------------
                                             $   10,709           $   10,366
                                           ===============  ===================


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

                                 PANAVISION INC.

                                   (UNAUDITED)


4. GEOGRAPHICAL AND BUSINESS SEGMENT INFORMATION

     The following table presents revenue and other financial information by business segment (in thousands):

                                     ------------------------------------------------------------------
THREE MONTHS ENDED                      NORTH                      ASIA
JUNE 30, 2000                          AMERICA       EUROPE       PACIFIC     CORPORATE      TOTAL
                                     ------------------------------------------------------------------
Revenue from
  external customers...........      $    21,119  $   19,356    $    5,475   $        -     $ 45,950
Intersegment revenue...........           3,253        1,100             -            -        4,353
Operating income...............           2,989          189           557          392        4,127


                                     ------------------------------------------------------------------
THREE MONTHS ENDED                      NORTH                      ASIA
JUNE 30, 1999                          AMERICA       EUROPE       PACIFIC     CORPORATE      TOTAL
                                     ------------------------------------------------------------------
Revenue from
  external customers...........      $   21,015   $   19,975    $    6,215   $        -     $ 47,205
Intersegment revenue...........           3,454        1,229             -            -        4,683
Operating income (loss)........           2,865          251           407         (144)       3,379


                                     ------------------------------------------------------------------
SIX MONTHS ENDED                        NORTH                      ASIA
JUNE 30, 2000                          AMERICA       EUROPE       PACIFIC     CORPORATE      TOTAL
                                     ------------------------------------------------------------------
 Revenue from
  external customers...........      $   46,380   $   35,698    $   12,098   $        -     $ 94,156
Intersegment revenue...........           6,268        2,362             -            -        8,630
Operating income (loss)........           8,496       (2,475)        1,587          788        8,396



                                     ------------------------------------------------------------------
SIX MONTHS ENDED                        NORTH                      ASIA
JUNE 30, 1999                          AMERICA       EUROPE       PACIFIC     CORPORATE      TOTAL
                                     ------------------------------------------------------------------
Revenue from
  external customers...........      $   45,051   $   38,299    $   10,872   $        -     $ 94,222
Intersegment revenue...........           6,049        2,423             -            -        8,472
Operating income (loss)........           8,397         (866)          883         (265)       8,149


5.   COMPREHENSIVE LOSS

     For the quarter ended June 30, 2000 and 1999, comprehensive loss amounted to $(11,046,000) and $(7,268,000), respectively. For the six months ended June 30, 2000 and 1999, comprehensive loss amounted to $(21,011,000) and $(14,787,000), respectively. The difference between net loss and comprehensive loss relates to the change in foreign currency translation adjustments.

                                 PANAVISION INC.


6.   SUBSEQUENT EVENT

         On July 31, 2000 the Company announced the establishment of a strategic relationship with Sony Electronics Inc. ("Sony") to form a new company. This company will couple Sony's 24P CineAlta high definition video camera with Panavision's advanced Primo Digital lenses to form a state-of-the-art digital camera system for use in the motion picture industry. These camera systems will be available for rent through Panavision's domestic and international owned and operated facilities and worldwide agent network.

         In addition, as part of the relationship Sony purchased, for an aggregate consideration of $10.0 million, 714,300 shares of Panavision Common Stock, approximately 8% of Panavision's Common Stock, and a warrant to acquire an additional 714,300 shares of Panavision Common Stock at an exercise price of $17.50 per share, subject to adjustment.

                                 PANAVISION INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999

CAMERA RENTAL OPERATIONS

     Camera rental revenue for the second quarter of 2000 was $28.3 million. Revenue decreased $0.5 million, or 1.7%, compared to the second quarter of 1999. Revenue in the current quarter reflects modest increases in rentals associated with feature film productions, offset by lower rental revenue generated from television commercial production. The level of U.S. television commercial production, in the second quarter of 2000, was impacted by the Screen Actors Guild strike, which began May 1, 2000. Exchange rate changes also adversely affected the quarter-to-quarter comparisons by almost $1.0 million, primarily reflecting the impact of weaker European and Australian currencies versus the U.S. dollar.

     Cost of camera rental for the second quarter was $15.0 million, a decrease of $1.4 million, or 8.5%, from the second quarter of 1999, primarily reflecting lower maintenance cost on rental equipment.

LIGHTING RENTAL OPERATIONS

     Lighting rental revenue for the second quarter of 2000 was $9.2 million, a decrease of $0.3 million, or 3.2%, compared to the second quarter of 1999. The decline primarily reflects lower revenue in the Eastern and Midwest portions of the U.S., as a result of lower production levels.

     Cost of lighting rental for the current quarter was $6.8 million, an increase of $0.2 million, or 3.0%, from the second quarter of 1999. This change reflects a slight increase in maintenance costs on the lighting equipment.

SALES AND OTHER

     Sales and other revenue in the quarter declined $0.5 million, or 5.6%, from the second quarter of 1999. Adverse currency effects accounted for the majority of the decline.

OPERATING COSTS

     Selling, general and administrative expenses for the second quarter of 2000 were $14.1 million, a decrease of $0.5 million, or 3.4%, from the second quarter of 1999. The decline reflects the impact of cost control efforts implemented during the year.

     Research and development expenses for the current quarter were $1.4 million, a decrease of $0.1 million, or 6.7%, from the second quarter of 1999.

INTEREST, TAXES AND OTHER

     Net interest expense for the second quarter of 2000 was $11.9 million, an increase of $1.6 million, or 15.5%, from the second quarter of 1999. The increase primarily reflects higher interest rates and debt levels as compared to the second quarter of 1999.

     The tax provision was $917,000 and $1,322,000 for the second quarter ended June 30, 2000 and 1999, respectively. The tax provision relates to the recording of taxes associated with profitable foreign operations and foreign taxes withheld at source without a corresponding tax benefit being recorded for U.S.

                                 PANAVISION INC.


losses. As of February 1, 1999, the Company and certain of its subsidiaries and Mafco entered into a tax sharing agreement (the "Tax Sharing Agreement"), pursuant to which Mafco has agreed to indemnify the Company against federal, state or local income tax liabilities of the consolidated or combined group of which Mafco (or a subsidiary of Mafco other than the Company or its subsidiaries) is the common parent for taxable periods beginning on or after February 1, 1999 during which the Company or a subsidiary of the Company is a member of such group. See Note 6 of the 1999 Form 10-K for a discussion of the Tax Sharing Agreement.


    SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

CAMERA RENTAL OPERATIONS

     Camera rental revenue for the six months ended June 30, 2000 was $60.0 million. Revenue increased only slightly as compared to the six months ended June 30, 1999. Revenue on a year-to-date basis reflects modest increases in rentals associated with feature film productions, offset by lower rental revenue generated from television commercial in the second quarter of 2000. Exchange rate changes also adversely affected the year-to-year comparisons by almost $1.4 million, primarily reflecting the impact of weaker European and Australian currencies versus the U.S. dollar.

     Cost of camera rental for the six months ended was $30.6 million, a decrease of $1.4 million, or 4.4%, from the six months ended June 30, 1999, primarily reflecting lower maintenance cost on rental equipment.

LIGHTING RENTAL OPERATIONS

     Lighting rental revenue for the six months ended June 30, 2000 was $17.1 million, an increase of $0.5 million, or 3.0%, compared to the six months ended June 30, 1999. The increase primarily reflects additional lighting rentals generated on the lighting equipment acquired in Australia in the second quarter of 1999, offset by lower feature film revenue at Lee Lighting in the UK.

     Cost of lighting rental for the six months ended was $13.2 million, an increase of $0.4 million, or 3.1%, from the six months ended June 30, 1999. The change reflects increased costs associated with the expansion of the Australian lighting operation, offset by a reduction in labor costs associated with the lower revenue at Lee Lighting.

SALES AND OTHER

     Sales and other revenue in the six months ended June 30, 2000 declined $0.6 million, or 3.4%, from the six months ended June 30, 1999. Adverse currency effects accounted for the majority of the decline.

OPERATING COSTS

     Selling, general and administrative expenses for the six months ended June 30, 2000 were $29.2 million, an increase of $0.5 million, or 1.7%, as compared to the six months ended June 30, 1999. The increase was the result of additional operating costs associated with the expansion of the Australian lighting operation and higher corporate costs and legal expenses.

     Research and development expenses for the six months ended June 30, 2000 were $3.2 million, an increase of $0.4 million, or 14.3%, from the six months ended June 30, 1999. The increase was primarily due to increased costs related to the development of products for digital application.

                                 PANAVISION INC.


INTEREST, TAXES AND OTHER

     Net interest expense for the six months ended June 30, 2000 was $23.4 million, an increase of $3.0 million, or 14.7%, as compared to the six months ended June 30, 1999. The increase primarily reflects higher interest rates and debt levels as compared to the six months ended June 30, 1999.

     The tax provision was $1,474,000 and $1,523,000 for the six months ended June 30, 2000 and 1999, respectively. The tax provision relates to the recording of taxes associated with profitable foreign operations and foreign taxes withheld at source without a corresponding tax benefit being recorded for U.S. losses. As of February 1, 1999, the Company and certain of its subsidiaries and Mafco entered into a tax sharing agreement (the "Tax Sharing Agreement"), pursuant to which Mafco has agreed to indemnify the Company against federal, state or local income tax liabilities of the consolidated or combined group of which Mafco (or a subsidiary of Mafco other than the Company or its subsidiaries) is the common parent for taxable periods beginning on or after February 1, 1999 during which the Company or a subsidiary of the Company is a member of such group. See Note 6 of the 1999 Form 10-K for a discussion of the Tax Sharing Agreement.


LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain information from the Company's Condensed Consolidated Statements of Cash Flows for the periods indicated (in thousands):

                                                           SIX MONTHS
                                                          ENDED JUNE 30,
                                                    -----------------------
                                                       2000          1999
                                                    ---------     ---------
     Net cash provided by (used in):
     Operating activities........................   $  11,334     $  11,749
     Investing activities........................     (19,160)      (16,936)
     Financing activities........................       3,650         3,186

     Cash provided by operating activities, for the six months ended June 30, 2000, totaled $11.3 million comprised of the net loss of $17.6 million, adjusted for depreciation and amortization of $ 18.7 million and the amortization of the discount on the Notes of $8.6 million, offset by the net change in working capital (excluding cash) and other miscellaneous items totaling $1.6 million. Total investing activities of $19.2 million included $19.6 million of capital expenditures, offset by $0.4 million in proceeds received from the disposition of fixed assets. The majority of the capital expenditures were used to manufacture camera rental systems and accessories. Cash provided by financing activities was $3.7 million, primarily reflecting an increase in net borrowings under the Credit Agreement.

     Cash provided by operating activities, for the six months ended June 30, 1999, totaled $11.7 million comprised of the net loss of $13.8 million, adjusted for depreciation and amortization of $18.1 million, and the amortization of the discount of the Notes of $7.8 million, offset by the net change in working capital (excluding cash) and other miscellaneous items of $0.4 million. Total investing activities of $16.9 million were comprised of capital expenditures of $19.6 million, offset by $2.7 million of proceeds received from the disposition of fixed assets. The majority of capital expenditures were used to manufacture camera rental systems and accessories. Cash provided by financing activities was $3.2 million. Borrowings of $8.0 million were offset by repayments of $4.8 million under the Credit Agreement.

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

                                 PANAVISION INC.


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


FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q for the period ended June 30, 2000, as well as certain of the Company's other public documents and statements and oral statements contain forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements.

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

ITEM 2.   CHANGES IN SECURITIES
          There were no modifications made to the rights of stockholders of any class of securities during the quarter ended June 30, 2000.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          There were no events of default upon senior securities during the quarter ended June 30, 2000.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)       The Company's Annual Meeting of Stockholders was held on May 25, 2000.
(b)       Item not required to be presented.
(c) At the Annual Meeting of Stockholders, the following matters were voted upon: the election of eight persons to the Board of Directors of the Company and the ratification of the selection of Ernst &
          Young LLP, as independent auditors for the Company for the fiscal year ending December 31, 2000. The results of the voting on matters presented at the Company's Annual Meeting of Stockholders were as follows:

          DESCRIPTION               VOTES FOR      VOTES WITHHELD
          -----------               ---------      --------------
          ELECTION OF DIRECTORS:
          Ronald O. Perelman        7,885,037           2,615
          John S. Farrand           7,884,887           2,765
          Howard Gittis             7,884,183           3,469
          James R. Maher            7,884,187           3,465
          Joseph P. Page            7,885,421           2,231
          Martin D. Payson          7,885,621           2,031
          William C. Scott          7,885,621           2,031
          Kenneth Ziffren           7,885,321           2,331

          There were no abstentions or broker non-votes on the election of Directors.

          DESCRIPTION               VOTES FOR      VOTES AGAINST     ABSTENTIONS      BROKER NON-VOTES
          -----------               ---------      -------------     -----------      ----------------
          Ratification of the
          Appointment of Ernst
          & Young LLP               7,886,478           1,044            130                   0

ITEM 5.   OTHER INFORMATION
          No additional information need be presented.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
(d)       Exhibits
10.17 Stock and Warrant Purchase Agreement dated July 26, 2000 by and between Sony Electronics Inc. and Panavision Inc.
10.18 Warrant No. W-1, dated July 26, 2000, Warrant for Purchase of Shares of Common Stock from Panavision Inc. by Sony Electronics Inc.

                                 PANAVISION INC.

10.19 Panavision Inc. Stockholders Agreement dated July 26, 2000 by and among Panavision Inc. and Sony Electronics Inc.
10.20 Registration Rights Agreement dated July 26, 2000 by and between Panavision Inc. and Sony Electronics Inc.
27.       Financial Data Schedule.
(e) There were no Current Reports on Form 8-K filed in the second quarter of 2000.

                                 PANAVISION INC.
                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                   PANAVISION INC.



Date:      August 10, 2000         By:            /S/ JOHN S. FARRAND
      -----------------------          -----------------------------------------
                                                    John S. Farrand
                                         President and Chief Executive Officer
                                                     and Director



Date:      August 10, 2000         By:           /S/ SCOTT L. SEYBOLD
      -----------------------          -----------------------------------------
                                                   Scott L. Seybold
                                             Executive Vice President and
                                               Chief Financial Officer