Form 10-Q
period 2000-09-30
PANAVISION INC
filed 2000-11-15
CIK 1022911

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

(MARK ONE)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO _________________

                        Commission file number: 001-12391

                          ----------------------------

                                 PANAVISION INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                 13-3593063
-----------------------------------------------   ------------------------------
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                  Identification No.)

             6219 DE SOTO AVENUE
          WOODLAND HILLS, CALIFORNIA                          91367
-----------------------------------------------   ------------------------------
   (Address of principal executive offices)                 (Zip code)

                                 (818) 316-1000

                Registrant's telephone number including area code

                          ----------------------------

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

     As of November 13, 2000, there were 8,769,919 shares of Panavision Inc. Common Stock outstanding.

================================================================================

                                 PANAVISION INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations.......................3

         Condensed Consolidated Balance Sheets.................................4

         Condensed Consolidated Statements of Cash Flows.......................5

         Notes to Condensed Consolidated Financial Statements..................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................14

Item 2.  Changes in Securities................................................14

Item 3.  Defaults Upon Senior Securities......................................14

Item 4.  Submission of Matters to a Vote of Security Holders..................14

Item 5.  Other Information....................................................14

Item 6.  Exhibits and Reports on Form 8-K.....................................14


SIGNATURES....................................................................15

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

                                 PANAVISION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    THIRD QUARTER ENDED           NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                                 -----------------------        ----------------------
                                                                   2000            1999           2000          1999
                                                                 --------       --------        --------      --------
Camera rental ...............................................    $ 33,305       $ 34,471        $ 93,280      $ 94,371
Lighting rental..............................................      12,054          9,892          29,163        26,517
Sales and other..............................................       8,826          9,126          25,898        26,823
                                                                 --------       --------        --------      --------
Total rental revenue and sales...............................      54,185         53,489         148,341       147,711
Cost of camera rental........................................      15,275         15,608          45,884        47,609
Cost of lighting rental......................................       8,178          7,287          21,405        20,099
Cost of sales and other......................................       5,014          5,537          14,498        15,221
                                                                 --------       --------        --------      --------
Gross margin.................................................      25,718         25,057          66,554        64,782
Selling, general and administrative expenses.................      13,431         14,779          42,657        43,520
Research and development expenses............................       1,387          1,591           4,601         4,426
                                                                 --------       --------        --------      --------
Operating income.............................................      10,900          8,687          19,296        16,836
Interest income..............................................          81            100             223           287
Interest expense.............................................     (12,632)       (10,770)        (36,180)      (31,324)
Foreign exchange gain (loss).................................        (802)           945          (2,497)         (201)
Other, net...................................................         101            388             691         1,482
                                                                 --------       --------        --------      --------
Loss before income taxes.....................................      (2,352)          (650)        (18,467)      (12,920)
Income tax provision ........................................      (1,425)        (1,510)         (2,899)       (3,033)
                                                                 --------       --------        --------      --------
Net loss.....................................................    $ (3,777)      $ (2,160)       $(21,366)     $(15,953)
                                                                 ========       ========        ========      ========
Loss per share - Basic and Diluted...........................    $  (0.44)      $  (0.27)       $  (2.60)     $  (1.98)
                                                                 ========       ========        ========      ========
Shares used in computation - Basic and Diluted...............       8,576          8,056           8,230         8,056

                             See accompanying notes.

                                 PANAVISION INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                         SEPTEMBER 30,       DECEMBER 31,
                                                                            2000                 1999
                                                                          ---------            ---------
                                                                         (UNAUDITED)
                           ASSETS

Current assets:
   Cash and cash equivalents...............................               $     350            $   5,417
   Accounts receivable (net of allowance of $2,132 and
     $2,368)...............................................                  32,804               30,683
   Inventories.............................................                  10,301               10,366
   Prepaid expenses........................................                   2,893                2,854
   Other current assets....................................                     942                  983
                                                                          ---------            ---------
Total current assets.......................................                  47,290               50,303

Property, plant and equipment, net.........................                 207,478              212,748
Other......................................................                  27,920               28,507
                                                                          ---------            ---------
Total assets...............................................               $ 282,688            $ 291,558
                                                                          =========            =========


       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable........................................               $   9,038            $   7,991
   Accrued liabilities.....................................                  20,432               23,504
   Current maturities of long-term debt....................                  15,308                9,750
                                                                          ---------            ---------
Total current liabilities..................................                  44,778               41,245

Long-term debt.............................................                 479,595              473,429
Deferred tax liabilities...................................                   4,562                4,878
Other liabilities..........................................                   2,565                3,246

Commitments and Contingencies

Stockholders' deficiency:
   Preferred stock, $0.01 par value; 2,000 shares
     authorized; no shares issued and outstanding..........                       -                    -
   Common stock, $0.01 par value; 50,000 shares
     authorized; 8,770 shares issued and outstanding
     at September 30, 2000 and 8,056 at December 31, 1999..                      88                   81
   Additional paid-in capital..............................                 178,142              168,032
   Accumulated deficit.....................................                (416,668)            (395,302)
   Accumulated other comprehensive loss....................                 (10,374)              (4,051)
                                                                          ---------            ---------
     Total stockholders' deficiency........................                (248,812)            (231,240)
                                                                          ---------            ---------
Total liabilities and stockholders' deficiency.............               $ 282,688            $ 291,558
                                                                          =========            =========

                             See accompanying notes.

                                 PANAVISION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                      -------------------------------
                                                                         2000                1999
                                                                       --------            --------
OPERATING ACTIVITIES
Net loss......................................................         $(21,366)           $(15,953)
Adjustments to derive net cash provided by operating
activities:
     Depreciation and amortization............................           28,096              27,405
     Gain on sale of property and equipment...................             (456)             (2,029)
     Amortization of discount on subordinated notes...........           13,106              11,929
     Changes in operating assets and liabilities:
       Accounts receivable....................................           (2,121)             (5,174)
       Inventories............................................               65                (249)
       Prepaid expenses and other current assets..............                2              (1,020)
       Accounts payable.......................................            1,047                 365
       Accrued liabilities....................................           (3,072)              4,518
     Other, net...............................................           (3,005)             (4,206)
                                                                       --------            --------
Net cash provided by operating activities.....................           12,296              15,586

INVESTING ACTIVITIES
Capital expenditures..........................................          (26,239)            (28,023)
Proceeds from dispositions of fixed assets....................              600               3,159
                                                                       --------            --------
Net cash used in investing activities.........................          (25,639)            (24,864)

FINANCING ACTIVITIES
Borrowings under notes payable and credit agreement...........           26,000              11,500
Repayments of notes payable and credit agreement..............          (27,382)             (6,314)
Capital contribution..........................................           10,000                   -
                                                                       --------            --------
Net cash provided by financing activities.....................            8,618               5,186
Effect of exchange rate changes on cash.......................             (342)                 40
                                                                       --------            --------
Net decrease in cash and cash equivalents.....................           (5,067)             (4,052)
Cash and cash equivalents at beginning of period..............            5,417               9,772
                                                                       --------            --------
Cash and cash equivalents at end of period....................         $    350            $  5,720
                                                                       ========            ========
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid during the period...............................         $ 23,019            $ 19,183
Income taxes paid during the period...........................         $  2,580            $  1,831

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

2.  INVENTORIES

    Inventories consist of the following (in thousands):

                                   SEPTEMBER 30, 2000       DECEMBER 31, 1999
                                   ------------------       -----------------

    Finished goods..............       $    3,871                $    4,405
    Work-in-process.............              165                       202
    Component parts.............            2,465                     1,924
    Supplies....................            3,800                     3,835
                                       ----------                ----------
                                       $   10,301                $   10,366
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

                                 PANAVISION INC.

                                   (UNAUDITED)

4.  GEOGRAPHICAL AND BUSINESS SEGMENT INFORMATION

    The following table presents revenue and other financial information by business segment (in thousands):

                                     ------------------------------------------------------------------
THREE MONTHS ENDED                       NORTH                      ASIA
SEPTEMBER 30, 2000                      AMERICA       EUROPE       PACIFIC     CORPORATE      TOTAL
                                     ------------------------------------------------------------------
Revenue from
  external customers...........        $  27,633    $ 20,946      $  5,606     $      -      $54,185
Intersegment revenue...........           3,464        1,295             -            -        4,759
Operating income (loss)........          10,212        1,026           549         (887)      10,900

                                     ------------------------------------------------------------------
THREE MONTHS ENDED                       NORTH                      ASIA
SEPTEMBER 30, 1999                      AMERICA       EUROPE       PACIFIC     CORPORATE      TOTAL
                                     ------------------------------------------------------------------
Revenue from
  external customers...........        $ 27,543     $ 19,018      $  6,928     $      -      $53,489
Intersegment revenue...........           3,558        1,036             -            -        4,594
Operating income (loss)........           9,123         (419)        1,037       (1,054)       8,687

                                     ------------------------------------------------------------------
NINE MONTHS ENDED                        NORTH                      ASIA
SEPTEMBER 30, 2000                      AMERICA       EUROPE       PACIFIC     CORPORATE      TOTAL
                                     ------------------------------------------------------------------
Revenue from
  external customers...........        $ 73,993     $ 56,644      $ 17,704     $      -     $148,341
Intersegment revenue...........           9,732        3,657             -            -       13,389
Operating income (loss)........          20,814       (1,259)        2,196       (2,455)      19,296

                                     ------------------------------------------------------------------
NINE MONTHS ENDED                        NORTH                      ASIA
SEPTEMBER 30, 1999                      AMERICA       EUROPE       PACIFIC     CORPORATE      TOTAL
                                     ------------------------------------------------------------------
Revenue from
  external customers...........        $ 72,594     $ 57,317      $ 17,800     $      -     $147,711
Intersegment revenue...........           9,607        3,459             -            -       13,066
Operating income (loss)........          18,820       (1,285)        1,920       (2,619)      16,836

5.  COMPREHENSIVE LOSS

    For the quarter ended September 30, 2000 and 1999, comprehensive loss amounted to $(6,678,000) and $(719,000), respectively. For the nine months ended September 30, 2000 and 1999, comprehensive loss amounted to $(27,689,000) and $(15,506,000), respectively. The difference between net loss and comprehensive loss relates to the change in foreign currency translation adjustments.

                                 PANAVISION INC.

                                   (UNAUDITED)

6.  NET LOSS PER SHARE

    For the three and nine months ended September 30, 2000 and 1999 the basic and diluted per share data is based on the weighted average number of common shares outstanding during the period. Common equivalent shares, consisting of outstanding stock options and warrants, are not included in the diluted loss per share calculation since they are antidilutive.

7.  NEW ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bullentin No. 101, Revenue Recognition in Financial Statements (SAB
101), which is to be applied beginning with the fourth quarter of fiscal years beginning after December 15, 1999, to provide guidance related to recognizing revenue in circumstances in which no specific authoritative literature exists. The Company is reviewing the application of SAB 101 as it pertains to the Company's financial statements and does not believe it will have a material impact on the Company's financial position or results of operations.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption on January 1, 2001, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to net income or other comprehensive income, as appropriate. The Company is still in the process of finalizing the assessment of the impact of SFAS No. 133 on the Company's financial statements, however, to the best of the Company's knowledge SFAS No. 133 will not have a material impact on the Company's financial position or results of operations.

8.  BUSINESS VENTURE

    On July 31, 2000 the Company announced the establishment of a strategic relationship with Sony Electronics Inc. ("Sony") to form a new company. This company, along with Panavision, will couple Sony's 24P CineAlta high definition video camera with Panavision's advanced Primo Digital lenses to rent a state-of-the-art digital camera system for use in the motion picture and television industry. These camera systems will be available for rent through Panavision's domestic and international owned and operated facilities and worldwide agent network.

    In addition, as part of the relationship Sony purchased, for an aggregate consideration of $10.0 million, 714,300 shares of Panavision Common Stock (approximately 8% of Panavision's Common Stock) and a warrant to acquire an additional 714,300 shares of Panavision Common Stock at an exercise price of $17.50 per share, subject to adjustment.

                                 PANAVISION INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999

CAMERA RENTAL OPERATIONS

    Camera rental revenue for the third quarter of 2000 was $33.3 million. Revenue decreased $1.2 million, or 3.5%, compared to the third quarter of 1999. Revenue reflects increases in rentals associated with feature film productions in Canada and the U.K., offset by lower rental revenue generated from television commercial production in the United States. The level of U.S. television commercial production was impacted by the Screen Actors Guild strike, which began May 1, 2000 resulting in a $1.2 million decline in third quarter revenue versus the third quarter of 1999. Exchange rate changes also adversely affected the quarter-to-quarter comparisons by $1.3 million, primarily reflecting the impact of weaker European and Australian currencies versus the U.S. dollar.

    Cost of camera rental for the third quarter was $15.3 million, a decrease of $0.3 million, or 1.9%, from the third quarter of 1999. The decrease was primarily due to lower maintenance cost on rental equipment and the favorable impact of translating expenses of operations denominated in weaker currencies to the U.S. dollar.

LIGHTING RENTAL OPERATIONS

    Lighting rental revenue for the third quarter of 2000 was $12.1 million, an increase of $2.2 million, or 22.2%, compared to the third quarter of 1999. The increase primarily reflects stronger feature film revenue at Lee Lighting in the U.K. Exchange rate changes adversely affected the quarter-to-quarter comparisons by approximately $0.9 million.

    Cost of lighting rental for the current quarter was $8.2 million, an increase of $0.9 million, or 12.3%, from the third quarter of 1999. This change was primarily due to additional costs associated with the revenue growth.

SALES AND OTHER

    Sales and other revenue in the quarter declined $0.3 million, or 3.3%, from the third quarter of 1999. Adverse foreign currency translation of $0.8 million offset sales growth in Europe and Australia.

OPERATING COSTS

    Selling, general and administrative expenses for the third quarter of 2000 were $13.4 million, a decrease of $1.4 million, or 9.5%, from the third quarter of 1999. The decline reflects the impact of cost control efforts implemented during the year and the favorable impact of weaker currencies versus the U.S. dollar.

    Research and development expenses for the current quarter were $1.4 million, a decrease of $0.2 million, or 12.5%, from the third quarter of 1999.

                                 PANAVISION INC.

INTEREST, TAXES AND OTHER

    Net interest expense for the third quarter of 2000 was $12.6 million, an increase of $1.9 million, or 17.8%, from the third quarter of 1999. The increase primarily reflects higher interest rates and debt levels as compared to the third quarter of 1999.

    The tax provision was $1.4 million and $1.5 million for the third quarters ended September 30, 2000 and 1999, respectively. The tax provision relates to the recording of taxes associated with profitable foreign operations and foreign taxes withheld at source without a corresponding tax benefit being recorded for U.S. losses. As of February 1, 1999, the Company and certain of its subsidiaries and Mafco entered into a tax sharing agreement (the "Tax Sharing Agreement"), pursuant to which Mafco has agreed to indemnify the Company against federal, state or local income tax liabilities of the consolidated or combined group of which Mafco (or a subsidiary of Mafco other than the Company or its subsidiaries) is the common parent for taxable periods beginning on or after February 1, 1999 during which the Company or a subsidiary of the Company is a member of such group. See Note 6 of the 1999 Form 10-K for a discussion of the Tax Sharing Agreement.

       NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED
                               SEPTEMBER 30, 1999

CAMERA RENTAL OPERATIONS

    Camera rental revenue for the nine months ended September 30, 2000 was $93.3 million. Revenue decreased $1.1 million, or 1.2%, as compared to the nine months ended September 30, 1999. The revenue reflects increases in rentals associated with feature film productions in Canada and France, offset by lower rental revenue generated from U.S. television commercial production. U.S. commercial revenue, which has been adversely impacted by the Screen Actors Guild strike since May 1, 2000, was $1.4 million lower than the corresponding May-September period of 1999. Exchange rate changes also adversely affected the year-to-year comparisons by almost $2.7 million, reflecting the impact of weaker European and Australian currencies versus the U.S. dollar.

    Cost of camera rental for the nine months ended was $45.9 million, a decrease of $1.7 million, or 3.6%, from the nine months ended September 30, 1999. The decrease was primarily due to lower maintenance cost on rental equipment and the favorable impact of translating expenses of operations denominated in weaker currencies to the U.S. dollar.

LIGHTING RENTAL OPERATIONS

    Lighting rental revenue for the nine months ended September 30, 2000 was $29.2 million, an increase of $2.7 million, or 10.2%, compared to the nine months ended September 30, 1999. The increase primarily reflects stronger feature film revenue at Lee Lighting and additional rentals generated on the lighting equipment acquired in Australia in the second quarter of 1999. Exchange rate changes adversely affected the year-to-year comparisons by almost $1.5 million.

    Cost of lighting rental for the nine months ended was $21.4 million, an increase of $1.3 million, or 6.5%, from the nine months ended September 30, 1999. The change is primarily due to increased costs associated with the growth in revenue at Lee Lighting and the expansion of the Australian lighting operation.

SALES AND OTHER

    Sales and other revenue in the nine months ended September 30, 2000 declined $0.9 million, or 3.4%, from the nine months ended September 30, 1999. Adverse currency effects accounted for the decline.

                                 PANAVISION INC.

OPERATING COSTS

    Selling, general and administrative expenses for the nine months ended September 30, 2000 were $42.7 million, a decrease of $0.8 million, or 1.8%, as compared to the nine months ended September 30, 1999. The decrease reflects the impact of cost control efforts implemented during the year and the favorable impact of weaker currencies versus the U.S. dollar.

    Research and development expenses for the nine months ended September 30, 2000 were $4.6 million, an increase of $0.2 million, or 4.5%, from the nine months ended September 30, 1999. The increase was primarily due to increased costs related to the development of products for digital application.

INTEREST, TAXES AND OTHER

    Net interest expense for the nine months ended September 30, 2000 was $36.0 million, an increase of $5.0 million, or 16.1%, as compared to the nine months ended September 30, 1999. The increase primarily reflects higher interest rates and debt levels as compared to the nine months ended September 30, 1999.

    The tax provision was $2.9 million and $3.0 million for the nine months ended September 30, 2000 and 1999, respectively. The tax provision relates to the recording of taxes associated with profitable foreign operations and foreign taxes withheld at source without a corresponding tax benefit being recorded for U.S. losses. As of February 1, 1999, the Company and certain of its subsidiaries and Mafco entered into a tax sharing agreement (the "Tax Sharing Agreement"), pursuant to which Mafco has agreed to indemnify the Company against federal, state or local income tax liabilities of the consolidated or combined group of which Mafco (or a subsidiary of Mafco other than the Company or its subsidiaries) is the common parent for taxable periods beginning on or after February 1, 1999 during which the Company or a subsidiary of the Company is a member of such group. See Note 6 of the 1999 Form 10-K for a discussion of the Tax Sharing Agreement.

LIQUIDITY AND CAPITAL RESOURCES

    The following table sets forth certain information from the Company's Condensed Consolidated Statements of Cash Flows for the periods indicated (in thousands):

                                                      NINE MONTHS
                                                  ENDED SEPTEMBER 30,
                                               -------------------------
                                                 2000             1999
                                               --------         --------
     Net cash provided by (used in):
     Operating activities...................   $ 12,296         $ 15,586
     Investing activities...................    (25,639)         (24,864)
     Financing activities...................      8,618            5,186

    Cash provided by operating activities, for the nine months ended September 30, 2000, totaled $12.3 million comprised of the net loss of $21.4 million, adjusted for depreciation and amortization of $28.1 million and the amortization of the discount on the Notes of $13.1 million, offset by the net change in working capital (excluding cash) and other miscellaneous items totaling $7.5 million. Total investing activities of $25.6 million included $26.2 million of capital expenditures, offset by $0.6 million in proceeds received from the disposition of fixed assets. The majority of the capital expenditures were used to manufacture camera rental systems and accessories. Cash provided by financing activities was $8.6 million, reflecting the capital contribution from the Sony venture (see Note 8) and a decrease in net borrowings under the Credit Agreement.

                                 PANAVISION INC.

    Cash provided by operating activities, for the nine months ended September 30, 1999, totaled $15.6 million comprised of the net loss of $16.0 million, adjusted for depreciation and amortization of $27.4 million, and the amortization of the discount of the Notes of $11.9 million, offset by the net change in working capital (excluding cash) and other miscellaneous items of $7.7 million. Total investing activities of $24.9 million were comprised of capital expenditures of $28.0 million, offset by $3.1 million of proceeds received from the disposition of fixed assets. The majority of capital expenditures were used to manufacture camera rental systems and accessories. Cash provided by financing activities was $5.2 million. Borrowings of $11.5 million were offset by repayments of $6.3 million under the Credit Agreement.

    As of September 30, 2000, amounts outstanding under the Credit Agreement were $218.6 million and $84.0 million for the term facilities and revolving facility, respectively. The revolver is a 6-year facility with a maximum aggregate principle amount of $100.0 million.

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

FORWARD-LOOKING STATEMENTS

    This quarterly report on Form 10-Q for the period ended September 30, 2000, as well as certain of the Company's other public documents and statements and oral statements contain forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements.

                                 PANAVISION INC.

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

ITEM 2.  CHANGES IN SECURITIES

         There were no modifications made to the rights of stockholders of any class of securities during the quarter ended September 30, 2000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         There were no events of default upon senior securities during the quarter ended September 30, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the third quarter of 2000.

ITEM 5.  OTHER INFORMATION

         No additional information need be presented.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.17* Stock and Warrant Purchase Agreement dated July 26, 2000 by and between Sony Electronics Inc. and Panavision Inc.

10.18* Warrant No. W-1, dated July 26, 2000, Warrant for Purchase of Shares of Common Stock from Panavision Inc. by Sony Electronics Inc.

10.19* Panavision Inc. Stockholders Agreement dated July 26, 2000 by and among Panavision Inc. and Sony Electronics Inc.

10.20* Registration Rights Agreement dated July 26, 2000 by and between Panavision Inc. and Sony Electronics Inc.

27.      Financial Data Schedule.

(b) There were no Current Reports on Form 8-K filed in the third quarter of 2000.

* Incorporated herein by reference to the identically numbered exhibit to the Company's Form 10-Q dated June 30, 2000.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                   PANAVISION INC.


Date:      November 13, 2000       By:            /S/ JOHN S. FARRAND
      -------------------------        -----------------------------------------
                                                    John S. Farrand
                                         President and Chief Executive Officer
                                                     and Director



Date:      November 13, 2000       By:           /S/ SCOTT L. SEYBOLD
      -------------------------        -----------------------------------------
                                                   Scott L. Seybold
                                             Executive Vice President and
                                               Chief Financial Officer