Form 10-K
period 2000-12-31
PANAVISION INC
filed 2001-03-30
CIK 1022911

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K


              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 2000

                                       OR


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from            to
                        Commission file number: 001-12391

                      -----------------------------------

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
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on March 23, 2001 was approximately $6 million. As of March 23, 2001, there were 8,769,919 shares of Panavision Inc. Common Stock outstanding.

         Portions of the registrant's 2001 definitive proxy statement, issued in connection with the annual meeting of stockholders, are incorporated by reference in Part III of this Form 10-K.

THIS FORM 10-K IS BEING DISTRIBUTED TO STOCKHOLDERS IN LIEU OF A SEPARATE ANNUAL
                                    REPORT.

                                 PANAVISION INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                                                    PAGE
                                                                                                    ----
                                                    PART I

Item 1        Business...........................................................................      3

Item 2        Properties.........................................................................     11

Item 3        Legal Proceedings..................................................................     11

Item 4        Submission of Matters to a Vote of Security Holders................................     11



                                                   PART II

Item 5        Market for Registrant's Common Equity and Related Stockholder Matters..............     12

Item 6        Selected Financial Data............................................................     13

Item 7        Management's Discussion and Analysis of Financial Condition and
              Results of Operations..............................................................     14

Item 8        Financial Statements and Supplementary Data........................................     20

Item 9        Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure...........................................................     20



                                                   PART III

Item 10       Directors and Executive Officers of the Registrant.................................      *

Item 11       Executive Compensation.............................................................      *

Item 12       Security Ownership of Certain Beneficial Owners and Management.....................      *

Item 13       Certain Relationships and Related Transactions.....................................      *



                                                   PART IV

Item 14       Exhibits, Financial Statement Schedules and Reports on Form 8-K....................     21

---------------
* Incorporated by reference from Panavision Inc.  2001 Proxy Statement.

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

     Panavision camera systems have been widely used in the filming of major motion pictures over the last several decades, including the recent box office hits GLADIATOR, THE PATRIOT, and CAST AWAY. The Company estimates that in 2000, Panavision equipment was used in over 75% of feature films produced by major motion picture studios and over half of the English speaking independent feature films worldwide. The Company also estimates that in 2000 it supplied camera equipment to over 75% of prime time episodic or "series" television productions shot on film, such as THE WEST WING, E.R., and FRASIER. Panavision is also a leading supplier of camera systems to the television commercial market in North America, Europe and the Asia Pacific region.

     Panavision has received two OSCARS and 22 Awards for Scientific and Technical Achievement from the Academy of Motion Picture Arts and Sciences. Most recently, in March of 2001, Panavision received an Award for Scientific and Technical Achievement for the MILLENNIUM(R) XL camera system. Additionally, In July of 2000, Panavision received an EMMY(R) award for the development of the MILLENNIUM(R) XL camera system. Since 1990, nine cinematographers who have won the OSCAR for Best Cinematography used Panavision camera systems, including recent winners, AMERICAN BEAUTY, SAVING PRIVATE RYAN and TITANIC.

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

     In 2000, Panavision entered into a strategic relationship with Sony Electronics Inc. ("Sony") which includes supplying Sony's new 24P high definition digital cameras, combined with Panavision's specially designed new series of PRIMO DIGITAL(TM) lenses for use in the motion picture and television industry. These new digital systems are available for rent exclusively through Panavision's network of owned and agent rental locations. The Sony/Panavision system was used by LucasFilm Ltd. in 2000 to shoot episode two of the STAR WARS series. The system has already been used on a variety of other feature films, commercials and series television programs including TITUS and DIAGNOSIS MURDER.

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

     The camera and lighting rental revenue potential from feature films is dependent on the number and types of productions filmed in any given year. The Company views feature films in terms of major studio features and independent features. Major studio features are typically large budget productions requiring a greater depth of camera and lighting equipment, thus providing the greater revenue potential for the Company. Since 1995, major studio feature film starts per year have ranged from as low as 101 to a high of 146. In 2000, major studio film starts were estimated to be 140, up from 112 in 1999. Worldwide independent English speaking feature film starts since 1995 have ranged from 254 to 576. In 2000, independent starts were estimated to be 254, down from 387 in 1999.

     EPISODIC TELEVISION

     The episodic or "series" television market in North America is comprised primarily of dramas, situation comedies and action programs produced on film which are aired in both prime and non-prime time slots. These programs are broadcast on the major television networks as well as on cable networks. Panavision has established itself as the market leader, supplying equipment to over 75% of prime time series television productions. The Company believes it will continue to be a strong supplier to this market as it continues to offer customers customized equipment designed for television production which provide both economic and qualitative benefits.

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

     MOVIES OF THE WEEK

     In addition to episodic television, there are also movies of the week shot specifically for network and cable television. Since 1995, the number of movies of the week productions in North America has ranged from 185 to 272 per year. The Company estimates that in 2000 there were 185 of these productions in North America. However, due to the relatively low budgets associated with these productions, overall cost is a major factor in the selection of the camera equipment and, accordingly, the dollar size of this market is relatively small.

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

     CAMERA SYSTEM PRODUCTS

     The Company is the only provider of camera systems with an integrated design that provides customers with compatible products that are available worldwide. Each camera package rented for a project is comprised of a number of camera systems, each of which includes a camera, lenses and accessories. A cinematographer's needs may include a sync-sound camera, such as the Platinum PANAFLEX(R) and a high-speed PANASTAR(R) camera. Each camera's rental price includes a variety of accessories such as eyepieces, viewfinders, cables and brackets.

         FILM CAMERAS. There are two basic types of motion picture cameras--Synchronous, or "sync-sound," and Mit Out Sound (MOS). Sync-sound cameras are used to shoot pictures while recording dialogue. MOS cameras are used primarily to shoot high-speed footage and special effects and may also be used as backup cameras in situations where dialogue is not being recorded. The Company's camera inventory consists of both sync-sound and MOS cameras with various features and at a range of prices. While the majority of the Company's sync-sound cameras are 35mm cameras, the Company also has 16mm cameras, which are used primarily on episodic television shows, and 65mm cameras, which are used primarily for special effects and special venue presentations.

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

         FILM LENSES. Panavision develops, designs and manufactures its own prime (fixed focal length) and zoom lenses, the most critical component affecting picture quality and an important consideration for the filmmaker. For many years, the Company specialized in anamorphic lenses, which are used for the wide-screen movie format. While the Company remains the world's leading supplier of these lenses, in 1985 a strategic decision was made to design and develop a new series of prime and zoom lenses specifically for cinematography applications. Accordingly, the Company created a line of advanced spherical lenses for the non-wide screen format, producing its proprietary PRIMO PRIME(R) and PRIMO ZOOM(R) lenses. The Primo lenses have performance characteristics that exceed the other lenses available in the marketplace.

         HD DIGITAL CAMERA SYSTEMS. Panavision, through its new strategic relationship with Sony, offers a complete state-of-the-art high definition digital camera system comprised of a modified version of Sony's 24P CINEALTA(TM) high definition digital camera coupled with Panavision's new series of specially designed PRIMO DIGITALTM lenses and other accessories. Panavision has designed this system to simulate a film system so that traditional film crews are comfortable with using the medium. The PRIMO DIGITAL(TM) lenses represent significant technological breakthroughs providing extremely high performance which will provide the Company with the opportunity to build on its leadership position for many years to come.

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

     RESEARCH AND PRODUCT DEVELOPMENT

     The Company's research and development group is currently comprised of approximately 50 mechanical, software, electronic and optical engineers, draftsmen and machinists. Additionally, the research and development group has a dedicated machine shop that manufactures prototype equipment. These internal capabilities enable the Company to develop proprietary technology in collaboration with filmmakers to address their unique requirements. Panavision also operates another research and development facility in Cambridge, Massachusetts. The Company has long been a leader in the research and development of film camera lenses. Since the first Panavision lens was introduced in 1957, the Company has introduced many innovative spherical and anamorphic lenses, including the Primo series which won Academy Awards in 1990, 1991, 1994, 1995 and 1999. During 2000, the Company launched a new series of specially designed PRIMO DIGITAL(TM) lenses for use with the Sony 24P CINEALTA(TM) digital camera. These lenses are among the most sophisticated and highest performing lenses the Company has ever produced.

     Research and development expenses for the years ended 2000, 1999, and 1998 was $6.2 million, $6.1 million and $4.5 million, respectively.

     MANUFACTURING AND ASSEMBLY

     The Company manufactures cameras, lenses and accessories designed by the Company's in-house research and development staff. The Company has over 315 non-union employees at its 150,000 square foot manufacturing facility in Woodland Hills, California, located near Hollywood.

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

     While the Company manufactures most of the components internally, certain components and subassembly work, including glass grinding, lens element polishing and die casting, are outsourced to selected suppliers. The Company has developed long-standing relationships with its significant suppliers and believes that they will continue to supply high-quality products in quantities sufficient to satisfy its requirements. Since certain components, particularly the lens element, require long lead times, precise production schedules are critical. Inventory levels are determined based on input from marketing, operations and the agent network. The Company maintains a fairly constant production schedule in order to efficiently utilize its resources and service its customers' requirements.

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

     COMPETITIVE STRENGTHS

         REPUTATION FOR QUALITY AND TECHNOLOGICALLY ADVANCED PRODUCTS. Panavision is recognized as the industry leader in the development of high quality, technologically advanced camera systems and its products have become industry standards. Panavision has received two OSCARS and 22 other Academy Awards granted for Scientific and Technical Achievement, including a 2001 award for the MILLENNIUM(R) XL camera system, a 2000 award for the MILLENNIUM(R) camera viewfinder, a 1999 award for the development of the Primo lens series, and a 1998 award for the Panavision/Frazier Lens System. In addition to the development of new products, Panavision is also able to upgrade its existing inventory to meet continually changing market demands, thereby reducing obsolescence, achieving better control of inventory and product availability, and providing its customers with access to the latest technological advances.

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

         WORLDWIDE DISTRIBUTION NETWORK. Panavision is the only camera and lighting operation with an extensive worldwide distribution network, including 25 owned and operated facilities throughout North America, Europe and Asia Pacific. These facilities offer a large inventory of rental equipment, on-site technical expertise, knowledgeable market specialization (feature films, episodic television, movies of the week, commercials), and strong customer support. The Company also serves its customers through a network of 20 international third-party agent offices, who are responsible for the rental of the Company's equipment in locations that are not served by the owned and operated facilities.

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

     As a result of the Merger, PX Holding, a wholly owned subsidiary of Mafco, the sole stockholder of which is Ronald O. Perelman, acquired an approximately 91% controlling interest in the Company at that time. Other stockholders owned approximately 9% of Panavision Common Stock at that time.

     The Merger was accounted for as a leveraged recapitalization as there was a significant continuation of stockholder ownership.

INTELLECTUAL PROPERTY


     The Company relies on a combination of patents, licensing arrangements, trade names, trademarks, service marks, trade secrets know-how and proprietary technology to protect its intellectual property rights. The Company owns or has been assigned or licensed under several domestic and foreign patents and patent applications relating to its cameras, lenses and accessories. The Company also owns or has been assigned several domestic and foreign trademark or service mark registrations including PANAVISION(R), PANAFLEX(R), PANAHEAD(R), PANALITE(R), PANAVID(R), PANASTAR(R), PRIMO ZOOM(R), PRIMO MACRO ZOOM(R), PRIMO-L(R), 3-PERF(R), MILLENNIUM(R) and ULTRAVIEW(R) which are material to its business.


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

EMPLOYEES

     As of December 31, 2000, the Company had a total of approximately 1,284 full-time employees, consisting of 552 employees based in North America, 590 employees based in Europe, and 142 employees based in the Asia Pacific region. The Company is not a party to any collective bargaining agreements. The Company believes that its relationships with its employees are good.

ITEM 2.  PROPERTIES

     The Company's headquarters and principal manufacturing facility are located at its 150,000 square-foot facility in Woodland Hills, California. The Company operates domestic rental facilities in Woodland Hills, Hollywood, Chicago, Dallas, Orlando and Wilmington and a research facility in Cambridge, Massachusetts. To service its international markets, Panavision operates rental facilities in Toronto and Vancouver, Canada, Dublin, Ireland, London (three), Manchester, England and Glasgow, Scotland, Paris (two) and Marseilles, France, Prague, Czech Republic, Warsaw, Poland, Sydney (two), Queensland and Melbourne, Australia, and Auckland and Wellington, New Zealand. Lee Lighting operates rental facilities in London, Bristol and Manchester, England and Glasgow and Edinburgh, Scotland. Lee Filters has a sales operation in Burbank, California, as well as a manufacturing facility located in Andover, England. All of the Company's facilities are leased, with the exception of a small fabricating facility in Moss Vale, Australia and its facility located in Glasgow, Scotland, which are owned.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not engaged in any legal proceeding other than ordinary routine litigation incidental to its business. Panavision does not believe that any such proceedings currently pending will have a material adverse effect on its business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Panavision Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "PVI." From time to time, the Company has fallen below certain continued listing criteria of the NYSE. Specifically, the Company has total market capitalization of less than $50 million and stockholders' equity of less than $50 million. The Company has been in communication with officials of the NYSE and has adopted a business strategy towards achieving the required standards in the future.


         As of March 23, 2001, there were approximately 983 holders of Panavision Common Stock comprised of approximately 53 record holders and 930 beneficial holders.


                                                 STOCK SALES PRICES
                                     -----------------------------------------
                                          High           Low         Closing
                                     ------------- ------------- -------------
         2000
         ----
         First Quarter.............     $11 3/4        $4 5/16       $9
         Second Quarter............       9 1/2         7 3/16        8 1/4
         Third Quarter.............      10             6 5/8         6 15/16
         Fourth Quarter............       6 15/16       2 1/2         2 3/4

         1999
         ----
         First Quarter.............     $12 13/16      $8 7/8        $8 15/16
         Second Quarter............       9 5/16        6 3/4         6 3/4
         Third Quarter.............       8 1/2         5 5/8         5 5/8
         Fourth Quarter............       5 5/8         4 1/8         4 11/16


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

                                                                       YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------------------------
                                                       2000         1999         1998       1997(1)      1996(2)
                                                   ------------  -----------  -----------  ----------  ----------
STATEMENT OF OPERATIONS DATA:                                 (In thousands, except per share amounts)
Revenue........................................    $  204,628    $  202,751    $ 192,886    $ 176,863   $ 124,638
Cost of revenue................................       110,295       110,608      105,068       90,879      59,473
                                                   ------------  -----------  -----------  ----------  ----------
Gross margin...................................        94,333        92,143       87,818       85,984      65,165
Selling, general and administrative expenses           57,376        59,428       54,405       47,575      30,688
Research and development expenses..............         6,163         6,103        4,539        4,494       4,310

Charges in connection with the Panavision
     Recapitalization (3)......................             -             -       58,726            -          -
                                                   ------------  -----------  -----------  ----------  ----------
Operating income (loss)........................        30,794        26,612      (29,852)      33,915      30,167
Net interest expense (3).......................       (48,255)      (42,285)     (28,316)      (6,385)     (7,435)
Net other income (expense) (4).................        (1,303)        1,435        3,369        1,210      (1,425)
                                                   ------------  -----------  -----------  ----------  ----------
Income (loss) before non-controlling partners'
   interest in PILP and income taxes                  (18,764)      (14,238)     (54,799)      28,740      21,307
Non-controlling partners' interest in PILP(5)               -             -            -            -      (4,500)
                                                   ------------  -----------  -----------  ----------  ----------
Income (loss) before income taxes..............       (18,764)      (14,238)     (54,799)      28,740      16,807
Income tax provision...........................        (4,881)       (1,800)        (322)    (  9,252)     (3,536)
                                                   ------------  -----------  -----------  ----------  ----------
Net income (loss)..............................    $  (23,645)   $  (16,038)   $ (55,121)   $  19,488   $  13,271
                                                   ============  ===========  ===========  ==========  ==========
Basic earnings (loss) per share................    $    (2.83)   $    (1.99)   $   (4.35)   $    1.07   $    0.94
                                                   ============  ===========  ===========  ==========  ==========
Diluted earnings (loss) per share..............    $    (2.83)   $    (1.99)   $   (4.35)   $    1.03   $    0.84
                                                   ============  ===========  ===========  ==========  ==========
Shares used in computation - Basic.............         8,366         8,056       12,673       18,174      14,130
Shares used in computation - Diluted...........         8,366         8,056       12,673       19,012      15,733
EBITDA (6).....................................    $   69,612    $   65,769    $  65,292    $  61,803   $  47,577

                                                                            DECEMBER 31,
                                                   --------------------------------------------------------------
                                                       2000         1999         1998         1997        1996
                                                   ------------  -----------  -----------  ----------  ----------
BALANCE SHEET DATA:

Total assets...................................    $  284,712    $  291,558    $ 291,757    $ 281,937   $ 176,746
Total current liabilities......................        50,133        41,245       33,078       44,334      27,214
Long-term debt (3).............................       477,425       473,429      463,605      119,999      55,000
Stockholders' equity/(deficiency) (3)..........      (250,302)     (231,240)    (213,765)     109,444      93,018

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

(5) In the 1996 Recapitalization, the Company acquired the non-controlling partners' interest in Panavision International L.P. ("PILP") effective May 8, 1996. Accordingly, there has been no further allocation of PILP's income to non-controlling partners. See previously issued Form 10-K's for further information on the 1996 Recapitalization.

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

     As a result of the Merger, PX Holding, a wholly owned subsidiary of Mafco, the sole stockholder of which is Ronald O. Perelman, acquired an approximately 91% controlling interest in the Company at that time. Other stockholders owned approximately 9% of Panavision Common Stock at that time.

     The Merger was accounted for as a leveraged recapitalization as there was a significant continuation of stockholder ownership.

RESULTS OF OPERATIONS

     The following discussion and analysis includes the Company's consolidated historical results of operations for 2000, 1999 and 1998.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     CAMERA RENTAL OPERATIONS

     Camera rental revenue for the year ended December 31, 2000 was $130.0 million. Revenue decreased $0.8 million, or 0.6%, compared to 1999. Exchange rate changes adversely affected the year-to-year comparisons by almost $4.7 million, reflecting the impact of weaker European and Australian currencies versus the U.S. dollar. Revenue, at constant exchange rates, reflects increases in rentals associated with feature film productions in Europe and higher series television revenue in North America, offset by lower rental revenue generated from U.S. television commercial production. U.S. commercial revenue, which was adversely impacted by the Screen Actors Guild strike from May 2000 through October 2000, was $1.7 million lower than the corresponding May-October period of 1999.

     Cost of camera rental for the year was $61.1 million, a decrease of $2.4 million, or 3.8%, as compared to 1999. The decrease was primarily due to lower maintenance cost on rental equipment and the favorable impact of translating expenses of operations denominated in weaker currencies to the U.S. dollar.

     LIGHTING RENTAL OPERATIONS

     Lighting rental revenue for the year ended December 31, 2000 was $40.3 million, an increase of $4.1 million, or 11.3%, compared to 1999. The increase primarily reflects stronger feature film revenue at Lee Lighting and additional rentals generated on the lighting equipment acquired in Australia in the second quarter of 1999. Exchange rate changes adversely affected the year-to-year comparisons by approximately $2.7 million.

     Cost of lighting rental for the year was $30.0 million, an increase of $3.4 million, or 12.8%, from 1999. The change is primarily due to increased costs associated with the growth in revenue at Lee Lighting and the expansion of the Australian lighting operation.

     SALES AND OTHER

     Sales and other revenue in the year ended December 31, 2000 declined $1.4 million, or 3.9%, from the year ended December 31, 1999. Adverse currency effects accounted for the decline.

     OPERATING COSTS

     Selling, general and administrative expenses for the year ended December 31, 2000 were $57.4 million, a decrease of $2.0 million, or 3.4%, as compared to 1999. The decrease reflects the impact of cost control efforts implemented during the year and the favorable impact of weaker currencies versus the U.S. dollar.

     Research and development expenses for 2000 were $6.2 million, an increase of $0.1 million from 1999. The increase was primarily due to increased costs related to the development of products for digital application.

     INTEREST, TAXES AND OTHER

     Net interest expense for the year ended December 31, 2000 was $48.3 million, an increase of $6.0 million, or 14.2%, from 1999. The increase primarily reflects higher interest rates and debt levels as compared to the year ended December 31, 1999.

     Net other expense for 2000 was $1.3 million, compared to net other income of $1.4 million in 1999. The change primarily reflects lower gains on the sale of fixed assets and year-to-year changes in foreign exchange gains and losses.

     The tax provision was $4.9 million and $1.8 million for the years ended December 31, 2000 and 1999, respectively. The tax provision relates to the recording of taxes associated with profitable foreign operations and foreign taxes withheld at source without a corresponding tax benefit being recorded for U.S. losses. As of February 1, 1999, the Company and certain of its subsidiaries and Mafco entered into a tax sharing agreement (the "Tax Sharing Agreement"), pursuant to which Mafco has agreed to indemnify the Company against federal, state or local income tax liabilities of the consolidated or combined group of which Mafco (or a subsidiary of Mafco other than the Company or its subsidiaries) is the common parent for taxable periods beginning on or after February 1, 1999 during which the Company or a subsidiary of the Company is a member of such group. See Note 6 of the Consolidated Financial Statements for additional information regarding the Tax Sharing Agreement.

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

     The tax provision was $1.8 million and $0.3 million for the years ended December 31, 1999 and 1998, respectively. The tax provision relates to the recording of taxes associated with profitable foreign operations and foreign taxes withheld at source without a corresponding tax benefit being recorded for U.S. losses. As of February 1, 1999, the Company and certain of its subsidiaries and Mafco entered into a tax sharing agreement (the "Tax Sharing Agreement"), pursuant to which Mafco has agreed to indemnify the Company against federal, state or local income tax liabilities of the consolidated or combined group of which Mafco (or a subsidiary of Mafco other than the Company or its subsidiaries) is the common parent for taxable periods beginning on or after February 1, 1999 during which the Company or a subsidiary of the Company is a member of such group. See Note 6 of the Consolidated Financial Statements for additional information regarding the Tax Sharing Agreement.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain information from the Company's Consolidated Statements of Cash Flows for the years indicated (in thousands):

                                                 YEAR ENDED DECEMBER 31,
                                         ---------------------------------------
                                            2000          1999          1998
                                         -----------  ------------  ------------
     Net cash provided by (used in):
     Operating activities..............  $  24,752     $  29,199     $   40,705
     Investing activities..............    (28,978)      (32,332)       (43,613)
     Financing activities..............      4,033        (1,314)         1,934


     Cash provided by operating activities, for the year ended December 31, 2000, totaled $24.8 million comprised of the net loss of $23.6 million, adjusted for depreciation and amortization of $37.9 million and the amortization of the discount on the Notes of $17.7 million, offset by the net change in working capital (excluding cash) and other miscellaneous items totaling $7.2 million. Investing activities of $29.0 million included $30.7 million of capital expenditures, offset by $1.7 million in proceeds received from the disposition of fixed assets. The majority of the capital expenditures were used to manufacture camera rental systems and accessories. Cash provided by financing activities was $4.0 million, reflecting the capital contribution from Sony (see
Note 14 to the Consolidated Financial Statements) and a reduction in net borrowings under the Credit Agreement.

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

     Cash provided by operating activities, for the year ended December 31, 1998, was $40.7 million comprised of the net loss of $55.1 million, adjusted for depreciation and amortization of $33.2 million, amortization of the discount on the Notes of $13.1 million and adjusted for charges in connection with the Panavision Recapitalization of $58.7 million, offset by the net change in working capital (excluding cash) and other miscellaneous items totaling $9.2 million. Investing activities of $43.6 million included $50.0 million of capital expenditures, offset by $6.4 million of proceeds received from the disposition of fixed assets. The majority of the capital expenditures were used to manufacture camera rental systems. Cash provided by financing activities was $1.9 million. Borrowings of $463.2 million and the contribution by Mafco of $154.4 million were used to repay outstanding borrowings under the previous credit agreement of $129.2 million in the second quarter and to redeem and retire stock options (net of the proceeds from the exercise of options) of $481.5 million. In addition, $3.9 million was used to re-pay a portion of borrowings under the previous credit agreement during the first quarter of 1998.

     As of December 31, 2000, amounts outstanding under the Credit Agreement were $216.0 million and $82.3 million for the term facilities and revolving facility, respectively. The revolver is a 6-year facility with a maximum aggregate principal amount of $100.0 million.

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

     The Company derives a significant amount of its consolidated revenues and cash flows from camera and lighting rental activities in North America. The Writers Guild of America ("WGA") and the Screen Actors Guild ("SAG") are currently in negotiation with the major motion picture studios for the renewal of their respective collective bargaining agreements, which expire in May and June, 2001, respectively. In the event that either the WGA or SAG approves a labor disruption, production activities in North America could be significantly reduced. While the Company has developed certain contingency plans in the event of a labor disruption (including the curtailment of discretionary spending and other cost reductions), the extended duration of such a disruption could have an adverse effect on the Company's operating results and cash flow.

     Panavision is a holding company whose only material asset is the ownership interest in its subsidiaries. Panavision's principal business operations are conducted by its subsidiaries. Accordingly, Panavision's source of cash to pay its obligations is expected to be distributions with respect to its ownership interests in its subsidiaries. There can be no assurance that Panavision's subsidiaries will generate sufficient cash flow to pay dividends or distribute funds to Panavision or that applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, will permit such dividends or distributions.

SEASONALITY

     The Company's revenue and net income are subject to seasonal fluctuations. In North America, episodic television programs cease filming in the second quarter for several months, and typically resume production in August. Feature film and commercial production activity typically reaches its peak in the third and fourth quarters.

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

     As of December 31, 2000 and 1999, Panavision's primary net foreign currency market exposures include the Euro, British pound, French franc, Canadian dollar, Australian dollar and the New Zealand dollar. At the present time, the Company does not generally hedge against foreign currency fluctuation. Management does not foresee nor expect any significant changes in foreign currency exposure in the near future.

     As of December 31, 2000 and 1999, a 10% appreciation in foreign currency exchange rates from the prevailing market rates would increase the related net unrealized gain by $2.7 million and $2.5 million, respectively. Conversely, a 10% depreciation in these currencies from the prevailing market rates would decrease the related net unrealized gain by $3.0 million and $2.8 million, as of December 31, 2000 and 1999, respectively.

     The Company is exposed to changes in interest rates on its variable rate debt. A hypothetical 10% increase in the interest rates applicable to 2000 and 1999 would have resulted in an increase to interest expense of approximately $3.1 million and $2.6 million, respectively. Conversely, a hypothetical 10% decrease in the interest rates applicable to 2000 and 1999 would have decreased interest expense by approximately $3.1 million and $2.6 million, respectively. At December 31, 2000, the Company believes that the carrying value of its amounts payable under the Credit Agreement approximate fair value based upon current yields for debt issues of similar quality and terms.

     The fair value of Panavision's fixed rate long-term debt is sensitive to changes in interest rates. Based upon a hypothetical 10% increase in the interest rate and assuming all other conditions affecting market risk remain constant, the market value of the Company's fixed rate debt would be impacted by a decrease of approximately $7.9 million and $8.8 million at December 31, 2000 and 1999, respectively. Conversely, a hypothetical 10% decrease in the interest rate and assuming all other conditions affecting market risk remain constant, would result in an increase in market value of approximately $8.3 million and $9.3 million over the same period. Management does not foresee nor expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed in the future.

     Panavision manages its fixed and floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost-effective manner, the Company, from time to time, has entered into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based upon agreed upon notional amounts. Panavision had no interest rate swap agreements in effect at December 31, 2000. Management does not foresee nor expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed.

FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K for the year ended December 31, 2000, as well as certain of the Company's other public documents and statements and oral statements, contain forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon safe harbor provisions of Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements.

     In addition to factors described in the Company's Securities and Exchange Commission filings and others, the following factors could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (i) a significant reduction in the number of feature film, commercial and series television productions; (ii) competitive pressures arising from changes in technology, customer requirements and industry standards; (iii) an increase in expenses related to new product initiatives and product development efforts; (iv) unfavorable foreign currency fluctuations; and
(v) significant increases in interest rates. The Company assumes no responsibility to update the forward-looking statements contained in this filing.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information required by Items 10, 11, 12 and 13 are included in the Company's 2001 definitive proxy statement under the captions "Directors of the Company," "Executive Compensation," "Security Ownership of Certain Beneficial Holders," and "Certain Relationships and Related Transactions." Such information is incorporated herein by reference, pursuant to General Instruction G (3).

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)&(2) The consolidated financial statements and consolidated financial statement schedule filed as part of this Annual Report on Form 10-K can be found beginning on page F-1.

(a)(3)       See below

(b)          Reports on Form 8-K

             During the fourth quarter of 2000, the Company did not file any Current Reports on Form 8-K.

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

             INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES.

4.1 Indenture, dated as of February 11, 1998, between PX Escrow and The Bank of New York, as Trustee, relating to the Company's 95/8% Senior Subordinated Discount Notes Due 2006 (the "Indenture"). Incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, Registration No. 333-59363 filed with the Securities and Exchange Commission on October 8, 1998.

4.2 First Supplemental Indenture dated June 4, 1998, among PX Escrow, the Company and the Trustee, amending the Indenture (incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, Registration No. 333-59363 filed with the Securities and Exchange Commission on October 8, 1998).


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

4.5 Registration Rights Agreement, dated as of June 5, 1998, between Panavision Inc. and PX Holding Corporation (incorporated herein by reference to the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

4.6 First Amendment, dated as of September 30, 1998, to the Credit Agreement among Panavision Inc., the several lenders named therein, Chase Securities Inc., as Advisor and Arranger, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

4.7 Second Amendment, dated as of June 30, 1999, to the Credit Agreement among Panavision Inc., the several lenders named therein, Chase Securities Inc., as Advisor and Arranger, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
10.          MATERIAL CONTRACTS.

10.1 Panavision Inc. 1999 Stock Option Plan (incorporated herein be reference from Annex A of the Company's 1999 Definitive Proxy Statement dated March 31, 1999).

10.2 Panavision Inc. 1999 Executive Incentive Compensation Plan (incorporated herein by reference from the Company's 1999 Definitive Proxy Statement dated March 31, 1999).

10.3 Employment Agreement, dated as of January 1, 1999, between Panavision Inc. and John S. Farrand (incorporated herein by reference to the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

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

10.13 Registration Agreement dated as of February 11, 1998 by and among PX Escrow and Credit Suisse First Boston Corporation and Schroder & Co. Inc. (incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, Registration No. 333-59363, filed with the Securities and Exchange Commission on October 8, 1998).

10.14 Amended and Restated Voting and Stockholders Agreement dated as of April 16, 1998, by and among Warburg Pincus Capital Company, L.P., Panavision Inc., and Mafco Holdings Inc. (incorporated herein by reference from the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on May 6, 1998).

10.15 Stock Purchase Agreement, dated as of February 1, 1999, between PX Holding Corporation and Warburg, Pincus Capital Company, L.P. (incorporated herein by reference to the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.16 Tax Sharing Agreement, dated as of February 1, 1999, between Mafco Holdings Inc. and Panavision Inc. (incorporated herein by reference to the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.17 Stock and Warrant Purchase Agreement dated July 26, 2000 by and between Sony Electronics Inc. and Panavision Inc. (incorporated herein by reference to the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
10.18        Warrant No. W-1, dated July 26, 2000, Warrant for Purchase of
             Shares of Common Stock from Panavision Inc. by Sony Electronics
             Inc. (incorporated herein by reference to the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.19 Panavision Inc. Stockholders Agreement dated July 26, 2000 by and among Panavision Inc. and Sony Electronics Inc. (incorporated herein by reference to the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.20 Registration Rights Agreement dated July 26, 2000 by and between Panavision Inc. and Sony Electronics Inc. (incorporated herein by reference to the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

21.          SUBSIDIARIES.

21.1         Subsidiaries of the Company.

23.          CONSENTS

23.1         Consent of Ernst & Young LLP

24.          POWERS OF ATTORNEY.

24.1         Power of Attorney executed by Ronald O. Perelman.

24.2         Power of Attorney executed by Martin D. Payson.

24.3         Power of Attorney executed by Edward Grebow.

24.4         Power of Attorney executed by James R. Maher.

24.5         Power of Attorney executed by John S. Farrand.

24.6         Power of Attorney executed by Kenneth Ziffren.

24.7         Power of Attorney executed by Donald G. Drapkin.

24.8         Power of Attorney executed by Philip E. Beekman.

24.9         Power of Attorney executed by William C. Scott.

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

                                      Panavision Inc.

Date:    March 28, 2001               By: /S/        JOHN S. FARRAND
                                          --------------------------------------
                                                     John S. Farrand
                                           President and Chief Executive Officer
                                                       and Director

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

       SIGNATURE                        TITLE                          DATE
       ---------                        -----                          ----
           *                Chairman of the Board and Director    March 28, 2001
--------------------------
    Ronald O. Perelman

/S/  SCOTT L. SEYBOLD       Executive Vice President and          March 28, 2001
--------------------------  Chief Financial Officer
     Scott L. Seybold

           *                Director                              March 28, 2001
--------------------------
     Martin D. Payson

           *                Director                              March 28, 2001
--------------------------
    Donald G. Drapkin

           *                Director                              March 28, 2001
--------------------------
     James R. Maher

           *                Director                              March 28, 2001
--------------------------
     Edward Grebow

           *                Director                              March 28, 2001
--------------------------
    Kenneth Ziffren

           *                Director                              March 28, 2001
--------------------------
   Philip E. Beekman

           *                Director                              March 28, 2001
--------------------------
   William C. Scott

         *Scott L. Seybold, by signing his name hereto, does hereby execute this Form 10-K on behalf of the directors of the Registrant indicated above by asterisks, pursuant to powers of attorney duly executed by such directors and filed as exhibits to the Form 10-K.

                                          By: /S/      SCOTT L. SEYBOLD
                                              ----------------------------------
                                                       Scott L. Seybold
                                                       Attorney-in-fact

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                              PAGE
                                                                                                              ----
Report of Ernst & Young LLP, Independent Auditors..............................................................F-2

Consolidated Statements of Operations -Years Ended December 31, 2000, 1999 and 1998............................F-3

Consolidated Balance Sheets-December 31, 2000 and 1999.........................................................F-4

Consolidated Statements of Stockholders' Equity/(Deficiency)--Years Ended December 31, 2000, 1999 and 1998.....F-5

Consolidated Statements of Cash Flows--Years Ended December 31, 2000, 1999 and 1998............................F-6

Notes to Consolidated Financial Statements.....................................................................F-7

Financial Statement Schedule:

         Schedule II--Valuation and Qualifying Accounts and Reserves...........................................S-1

         All other schedules are omitted because they are not required by the regulations or related instructions or are not applicable.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Panavision Inc.

We have audited the accompanying consolidated balance sheets of Panavision Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity/(deficiency), and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Panavision Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP

Los Angeles, California
February 14, 2001

                                 Panavision Inc.

                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                                        YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                 2000            1999            1998
                                                              ----------      ----------      ----------
Camera rental..............................................   $ 130,047       $  130,808      $ 130,019
Lighting rental............................................      40,289           36,219         27,270
Sales and other............................................      34,292           35,724         35,597
                                                              ----------      ----------      ----------
Total rental revenue and sales.............................     204,628          202,751        192,886
Cost of camera rental......................................      61,119           63,459         62,128
Cost of lighting rental....................................      29,962           26,642         21,505
Cost of sales and other....................................      19,214           20,507         21,435
                                                              ----------      ----------      ----------
Gross margin...............................................      94,333           92,143         87,818
Selling, general and administrative expenses...............      57,376           59,428         54,405
Research and development expenses..........................       6,163            6,103          4,539
Charges in connection with the Panavision Recapitalization
   (see Note 2)............................................           -                -         58,726
                                                              ----------      ----------      ----------
Operating income (loss)....................................      30,794           26,612        (29,852)

Interest income............................................         359              382          3,234
Interest expense...........................................     (48,614)         (42,667)       (31,550)
Foreign exchange gain (loss)...............................      (2,195)            (782)           439
Other, net.................................................         892            2,217          2,930
                                                              ----------      ----------      ----------
Loss before income taxes...................................     (18,764)         (14,238)       (54,799)


Income tax provision.......................................      (4,881)          (1,800)          (322)
                                                              ----------      ----------      ----------
Net loss...................................................   $ (23,645)        $(16,038)     $ (55,121)
                                                              ==========      ==========      ==========
Loss per share - Basic and Diluted.........................   $   (2.83)        $  (1.99)     $   (4.35)
                                                              ==========      ==========      ==========

Shares used in computation - Basic and Diluted.............       8,366            8,056         12,673


                             See accompanying notes.

                                 Panavision Inc.

                           Consolidated Balance Sheets
                      (In thousands, except par value data)

                                                                                     DECEMBER 31,
                                                                               ------------------------
                                                                                  2000          1999
                                                                               ----------    ----------
ASSETS
Current assets:
   Cash and cash equivalents...............................................    $   4,981      $   5,417
   Accounts receivable (net of allowance of $1,907 in 2000
       and $2,368 in 1999).................................................       32,330         30,683
   Inventories.............................................................       10,160         10,366
   Prepaid expenses........................................................        2,632          2,854
   Other current assets....................................................        1,106            983
                                                                               ----------    ----------
Total current assets.......................................................       51,209         50,303

Property, plant and equipment, net.........................................      204,194        212,748
Other assets...............................................................       29,309         28,507
                                                                               ----------    ----------
Total assets...............................................................    $ 284,712      $ 291,558
                                                                               ==========    ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable........................................................    $   7,503      $   7,991
   Accrued liabilities.....................................................       24,930         23,504
   Current maturities of long-term debt....................................       17,700          9,750
                                                                               ----------    ----------
Total current liabilities..................................................       50,133         41,245

Long-term debt.............................................................      477,425        473,429
Deferred tax liabilities...................................................        4,923          4,878
Other liabilities..........................................................        2,533          3,246

Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, $0.01 par value; 2,000 shares authorized;
       no shares issued and outstanding....................................            -              -
   Common stock, $0.01 par value; 50,000 shares authorized;
       8,770 shares issued and outstanding at December 31, 2000 and 8,056
       shares issued and outstanding at December 31, 1999..................           88             81
   Additional paid-in capital..............................................      177,887        168,032
   Accumulated deficit.....................................................     (418,947)      (395,302)
   Accumulated other comprehensive loss....................................       (9,330)        (4,051)
                                                                               ----------    ----------
     Total stockholders' deficiency........................................     (250,302)      (231,240)
                                                                               ----------    ----------
Total liabilities and stockholders' deficiency.............................    $ 284,712      $ 291,558
                                                                               ==========    ==========


                             See accompanying notes.

                                 Panavision Inc.

            Consolidated Statements of Stockholders' Equity/(Deficiency)
                                 (In thousands)

                                           Common Stock
                                     ----------------------                   Retained      Accumulated
                                     Shares Issued            Additional     Earnings/         Other     Stockholders'
                                          and                   Paid-in     (Accumulated   Comprehensive    Equity/
                                      Outstanding    Amount     Capital       Deficit)         Loss       (Deficiency)
                                     ----------------------------------------------------------------------------------
Balance at January 1, 1998.........       18,929     $   189   $  77,053     $   34,463      $  (2,261)   $  109,444
   Comprehensive income:
     Net loss......................            -           -           -        (55,121)             -       (55,121)
     Foreign currency translation
       adjustment..................            -           -           -              -           (353)         (353)
                                                                                                          -----------
   Comprehensive loss..............                                                                          (55,474)
                                                                                                          ===========
   Contribution from Mafco.........        5,784          58     154,319              -              -       154,377
   Contribution from Warburg.......            -           -       3,041              -              -         3,041
   Purchase of shares and
     retirement of options.........      (16,657)       (166)    (66,381)      (358,606)             -      (425,153)
                                     ----------------------------------------------------------------------------------
Balance at December 31, 1998.......        8,056          81     168,032       (379,264)        (2,614)     (213,765)
   Comprehensive loss:
     Net loss......................            -           -           -        (16,038)             -       (16,038)
     Foreign currency translation
      adjustment...................            -           -           -              -         (1,437)       (1,437)
   Comprehensive loss..............                                                                          (17,475)
                                     ----------------------------------------------------------------------------------
   Balance at December 31, 1999....        8,056          81     168,032       (395,302)        (4,051)     (231,240)
   Comprehensive loss:
     Net loss......................            -           -           -        (23,645)             -       (23,645)
     Foreign currency translation
       adjustment..................            -           -           -              -         (5,279)       (5,279)
                                                                                                          -----------
   Comprehensive loss..............                                                                          (28,924)
                                                                                                          ===========
   Stock option compensation.......            -           -         117              -              -           117
   Net proceeds from the issuance
     shares........................          714           7       9,738              -              -         9,745
                                     ----------------------------------------------------------------------------------
Balance at December 31, 2000.......        8,770     $    88   $ 177,887     $ (418,947)     $  (9,330)   $ (250,302)
                                     ==================================================================================




                             See accompanying notes.

                                 Panavision Inc.

                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                              YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------------
OPERATING ACTIVITIES                                                    2000            1999            1998
                                                                     -----------    -----------      ----------
Net loss..........................................................   $ (23,645)     $  (16,038)      $ (55,121)
Adjustments to derive net cash provided by operating activities:
     Depreciation and amortization................................      37,926          36,940          33,161
     Deferred income taxes........................................           -               -            (903)
     Amortization of discount on subordinated notes...............      17,659          16,074          13,105
     Charges in connection with the Panavision Recapitalization...           -               -          58,726
     Gain on sale of property and equipment.......................      (1,196)         (2,181)         (2,526)
     Stock option compensation expense............................         117               -               -
     Changes in operating assets and liabilities:
       Accounts receivable........................................      (1,647)         (1,967)         (3,071)
       Inventories................................................         206            (718)         (1,108)
       Prepaid expenses and other current assets..................          99            (280)          2,212
       Accounts payable...........................................        (488)            521          (2,349)
       Accrued liabilities........................................       1,426           2,710          (3,179)
     Other, net...................................................      (5,705)         (5,862)          1,758
                                                                     -----------    -----------      ----------
Net cash provided by operating activities.........................      24,752          29,199          40,705

INVESTING ACTIVITIES
Capital expenditures..............................................     (30,746)        (35,656)        (49,992)
Proceeds from dispositions of fixed assets........................       1,768           3,324           6,379
                                                                     -----------    -----------      ----------
Net cash used in investing activities.............................     (28,978)        (32,332)        (43,613)

FINANCING ACTIVITIES
Borrowings under notes payable and credit agreement...............      30,500          11,500         463,248
Repayments of notes payable and credit agreement..................     (36,212)        (12,814)       (133,141)
Issuance of shares to Sony (net of transaction costs).............       9,745               -               -
Contribution from Mafco...........................................           -               -         154,377
Contribution from Warburg.........................................           -               -           3,041
Redemption and retirement of stock and stock options..............           -               -        (481,544)
Deferred financing costs..........................................           -               -         (11,162)
Notes receivable from officers and key employees..................           -               -           7,115
                                                                     -----------    -----------      ----------
Net cash provided by (used in) financing activities...............       4,033          (1,314)          1,934
Effect of exchange rate changes on cash...........................        (243)             92            (274)
                                                                     -----------    -----------      ----------
Net decrease in cash and cash equivalents.........................        (436)         (4,355)         (1,248)
Cash and cash equivalents at beginning of period..................       5,417           9,772          11,020
                                                                     -----------    -----------      ----------
Cash and cash equivalents at end of period........................   $   4,981      $    5,417           9,772
                                                                     ===========    ===========      ==========
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid during the period...................................   $  30,867      $   26,067       $  17,042
Income taxes paid during the period...............................   $   3,006      $    2,702       $   2,369



                             See accompanying notes

                                 Panavision Inc.

                   Notes to Consolidated Financial Statements
                                December 31, 2000

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

TRANSLATION OF FOREIGN CURRENCIES

The functional currency for the Company's foreign subsidiaries is the local currency. All assets and liabilities denominated in foreign functional currencies are translated into U.S. dollars at rates of exchange in effect at the balance sheet date. Statement of operations items are translated at the average rate of exchange prevailing during the period. Translation gains and losses are recorded as a component of accumulated other comprehensive loss in the Company's statement of stockholders' equity/(deficiency). Gains and losses resulting from transactions in other than functional currencies are reflected in operating results.

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

                                December 31, 2000


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

Depreciation is provided principally over the following useful lives:

      Buildings and improvements.........................   10-30 years

      Rental assets......................................    3-20 years

      Machinery and equipment............................    3-10 years

      Furniture and fixtures.............................    5-10 years


Depreciation expense amounted to $34.2 million, $34.0 million and $32.8 million for 2000, 1999, and 1998, respectively.

GOODWILL AND OTHER INTANGIBLES


Goodwill recognized in business combinations accounted for as purchases is included in the balance sheet as a component of other assets and is being amortized over periods ranging from 4 to 30 years. As of December 31, 2000 and 1999 goodwill was $10.5 million and $12.8 million net of accumulated amortization of $2.6 million and $1.4 million, respectively. Goodwill amortization expense amounted to $1.2 million, $0.9 million, and $0.3 million for 2000, 1999 and 1998, respectively. Goodwill is primarily related to the acquisition of the Film Services Group which closed on June 5, 1997 and the acquisition of lighting assets in Australia during 1999.


Other intangibles such as patents and trademarks are included in the balance sheet as a component of other assets and are being amortized on a straight-line basis over their estimated useful lives ranging from 5 to 12 years. Amortization expense amounted to $0.3 million, $0.2 million and $0.1 million for 2000, 1999 and 1998, respectively. Accumulated amortization was $6.1 million and $5.8 million at December 31, 2000 and 1999, respectively.

                                 Panavision Inc.

                                December 31, 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING FOR LONG-LIVED ASSETS

The Company assesses on an ongoing basis the recoverability of long-lived tangible and intangible assets, including goodwill, based on estimates of future undiscounted cash flows compared to net book value. If the future undiscounted cash flow estimates were less than net book value, net book value would then be reduced to estimated fair value, which generally approximates discounted cash flows. The Company also evaluates the amortization periods of assets to determine whether events or circumstances warrant revised estimates of useful lives.

ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE

The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software.

INCOME TAXES


Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" ("SFAS 109") (see Note 6). Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. As of December 31, 2000, the Company's accumulated foreign earnings were approximately $14,392,000. The Company has provided deferred income taxes, including withholding taxes, on undistributed Canadian earnings totaling approximately $6,195,000. All other foreign earnings are permanently reinvested.


CONCENTRATION OF BUSINESS AND CREDIT RISK

Most of the Company's customers are in the entertainment industry. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The Company does not generally require collateral. Actual losses and allowances have been within management's expectations.

The Company derives a significant amount of its consolidated revenues and cash flows from camera and lighting rental activities in North America. The Writers Guild of America ("WGA") and the Screen Actors Guild ("SAG") are currently in negotiation with the major motion picture studios for the renewal of their respective collective bargaining agreements, which expire in May and June, 2001, respectively. In the event that either the WGA or SAG approves a labor disruption, production activities in North America could be significantly reduced. While the Company has developed certain contingency plans in the event of a labor disruption (including the curtailment of discretionary spending and other cost reductions), the extended duration of such a disruption could have a significant effect on the Company's operating results and cash flow.

                                 Panavision Inc.

                                December 31, 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Rental revenue is recognized over the related equipment rental period. Sales revenue is recognized upon shipment. Returns and allowances, which have not been significant, are provided for in the period of sale.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B to defer the effective date of the implementation of SAB 101 until the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material effect on the Company's operations or financial position.

FREIGHT COSTS

For the years ended December 31, 2000, 1999, and 1998, freight costs amount to $2.3 million, $2.0 million, and $2.3 million, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

ADVERTISING COSTS

The Company expenses advertising costs as incurred.

COMPREHENSIVE INCOME (LOSS)

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established the rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net loss or stockholders' deficiency. SFAS 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity/(deficiency), to be included in comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.


For the years ended December 31, 2000, 1999 and 1998, comprehensive loss amounted to $(28,924,000), $(17,475,000) and $(55,474,000), respectively. The difference between net loss and comprehensive loss relates to the Company's change in foreign currency translation adjustments.

                                 Panavision Inc.

                                December 31, 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ACCOUNTING FOR DERIVATIVE INSTRUMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments.

Upon adoption on January 1, 2001, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to net income (loss) or other comprehensive income (loss), as appropriate. The adoption of SFAS No. 133 will not have a material impact on the Company's financial position or results of operations.

EARNINGS PER SHARE

Earnings per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Potential common shares include outstanding options under the Company's stock option plan and warrants outstanding, all of which are included under the treasury stock method.

                                 Panavision Inc.

                                December 31, 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share information):

                                                                                 YEAR ENDED DECEMBER 31,
                                                                     ---------------------------------------------
                                                                        2000              1999            1998
                                                                     ----------        ----------      -----------
Numerator for basic and diluted  loss per share - net loss.........  $ (23,645)        $ (16,038)      $ (55,121)
Denominator:

     Denominator for basic loss per share-
       weighted-average shares.....................................      8,366             8,056          12,673
     Effect of dilutive securities - stock options and warrants....          -               -               -
                                                                     ----------        ----------      -----------
     Denominator for diluted loss per share -
       adjusted weighted-average shares............................      8,366             8,056          12,673
Basic  loss per share..............................................  $   (2.83)        $   (1.99)      $   (4.35)
                                                                     ==========       ===========      ===========
Diluted loss per share.............................................  $   (2.83)        $   (1.99)      $   (4.35)
                                                                     ==========       ===========      ===========

For the year ended December 31, 2000 outstanding stock options and warrants to purchase 1,225,333 and 713,400 shares, respectively, were excluded from the calculation of diluted loss per share as their effect would have been antidilutive. For the year ended December 31, 1999, outstanding stock options to purchase 1,162,000 shares were excluded from the calculation of diluted loss per share as their effect would have been antidilutive. In connection with the Panavision Recapitalization, all outstanding stock options were settled for cash and therefore, there were no outstanding options as of December 31, 1998. Options outstanding during the period January 1, 1998 to June 4, 1998 are not included in the 1998 denominator for diluted loss per share, as they would have been antidilutive.

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

                                 Panavision Inc.

                                December 31, 2000


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25" ("FIN 44"). FIN 44 clarifies (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, however certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that FIN 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 did not have a significant effect on the Company's results of operations or its financial position.


INVESTMENTS

Investments accounted for under the equity method are included in other assets in the accompanying consolidated balance sheet. The Company's share of earnings or losses in its equity investees is included in Other, net in the accompanying consolidated statements of operations.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

2.       THE PANAVISION RECAPITALIZATION

On June 4, 1998, as contemplated by (i) an Agreement of Recapitalization and Merger, dated as of December 18, 1997 (the "Recapitalization Agreement"), by and among PX Holding Corporation ("PX Holding"), PX Merger Corporation (the "Merger Sub") and the Company, and (ii) an Amended and Restated Voting and Stockholders Agreement, dated as of April 16, 1998 (the "Stockholders Agreement"), by and among Warburg Pincus Capital Company, L.P., a Delaware limited partnership ("Warburg"), the Company and Mafco, the Company consummated a merger whereby Merger Sub was merged with and into the Company (the "Merger"), with the Company remaining as the surviving corporation.

As a result of the Merger, PX Holding, a wholly owned subsidiary of Mafco, the sole stockholder of which is Ronald O. Perelman, acquired an approximately 91% controlling interest in the Company at that time. Other stockholders owned approximately 9% of Panavision Common Stock at that time.

The Merger was accounted for as a leveraged recapitalization as there was a significant continuation of stockholder ownership.

                                 Panavision Inc.

                                December 31, 2000


3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                                                DECEMBER 31,
                                                          ----------------------
                                                             2000        1999
                                                          ---------    ---------
     Land..............................................   $      44    $      52
     Buildings and improvements........................      17,206       17,891
     Rental assets.....................................     366,198      353,969
     Machinery and equipment...........................      16,116       15,926
     Furniture and fixtures............................       7,821        7,099
     Other.............................................       2,288        1,559
                                                          ---------    ---------
                                                            409,673      396,496
     Less accumulated depreciation and amortization....     205,479      183,748
                                                          ---------    ---------
                                                          $ 204,194    $ 212,748
                                                          =========    =========

The above amounts include approximately $300,000 of interest costs capitalized in the year ended December 31, 2000.

4. INVENTORIES

Inventories consist of the following (in thousands):

                                                            DECEMBER 31,
                                                        --------------------
                                                          2000        1999
                                                        --------    --------
         Finished goods...............................  $  2,553    $  4,405
         Work-in-process..............................       108         202
         Component parts..............................     2,146       1,924
         Supplies and other...........................     5,353       3,835
                                                        --------    --------
                                                        $ 10,160    $ 10,366
                                                        ========    ========

5. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

                                                          DECEMBER 31,
                                                      --------------------
                                                        2000        1999
                                                      --------    --------
         Interest payable..........................   $  2,518    $  2,243
         Professional fees.........................        778         812
         Taxes other than income taxes.............        845       1,716
         Payroll and related costs.................      7,572       7,154
         Accrued other.............................     13,217      11,579
                                                      --------    --------
                                                      $ 24,930    $ 23,504
                                                      ========    ========

                                 Panavision Inc.

                                December 31, 2000


6. INCOME TAXES

As of February 1, 1999, Panavision and its subsidiaries are included in the consolidated federal income tax return of Mafco and are, therefore, jointly and severally liable with Mafco for any income tax liabilities of the consolidated group. Federal income taxes were provided for in the accompanying consolidated financial statements as if the Company had filed its own income tax returns.

The Company, for federal income tax purposes, is included in the affiliated group of which Mafco is the common parent, and the Company's federal taxable income and loss is included in such group's consolidated tax return filed by Mafco. The Company also may be included in certain state and local tax returns filed by Mafco or its subsidiaries. As of February 1, 1999, the Company and certain of its subsidiaries and Mafco entered into a tax sharing agreement (the "Tax Sharing Agreement"), pursuant to which Mafco has agreed to indemnify the Company against federal, state or local income tax liabilities of the consolidated or combined group of which Mafco (or a subsidiary of Mafco other than the Company or its subsidiaries) is the common parent for taxable periods beginning on or after February 1, 1999 during which the Company or a subsidiary of the Company is a member of such group. Pursuant to the Tax Sharing Agreement, for all taxable periods beginning on or after February 1, 1999, the Company will pay to Mafco amounts equal to the taxes that the Company would otherwise have to pay if it were to file separate federal, state or local income tax returns.


Pursuant to the terms of the Tax Sharing Agreement, certain net operating loss carryforwards may not be available to the Company, should the Company cease being a member of the Mafco Consolidated Federal income tax return. The Company has determined that a substantial portion of the net operating losses generated subsequent to its inclusion in the Mafco affiliated group would not be available to the Company upon a deconsolidation event, which would occur were 7.3 million shares of common stock of the Company acquired by M & F Worldwide Corp. pursuant to the terms of the proposed transaction (see footnote 14).

                                 Panavision Inc.

                                December 31, 2000


6. INCOME TAXES (CONTINUED)

The provision for income taxes includes the following (in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                  2000       1999        1998
                                                --------   --------    ---------
     Current provision (benefit):

        Federal..............................   $     -     $  (470)    $     -
        State................................       100           -          50
        Foreign..............................     4,736       4,038       1,175
                                                --------   --------    ---------
     Total current provision.................     4,836       3,568       1,225
                                                --------   --------    ---------


     Deferred provision (benefit):

        Federal..............................         -           -      (1,899)
        State................................         -           -      (1,159)
        Foreign..............................        45      (1,768)      2,155
                                                --------   --------    ---------
     Total deferred benefit..................        45      (1,768)       (903)
                                                --------   --------    ---------
                                                $ 4,881     $ 1,800     $   322
                                                ========   ========    =========

For financial statement purposes, loss before income taxes includes the following components (in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                              ----------------------------------
                                                 2000       1999         1998
                                              ----------  ---------   ----------
     Income (Loss) before income taxes:

        Domestic...........................   $ (23,034)  $ (17,510)  $ (61,244)
        Foreign............................       4,270       3,272       6,445
                                              ----------  ---------   ----------
                                              $ (18,764)  $ (14,238)  $ (54,799)
                                              ==========  =========   ==========


The difference between the provision for income taxes and the amount computed by applying the Federal statutory rate (35%) to loss before taxes is explained below (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                              ---------------------------------
                                                2000        1999        1998
                                              ---------   ---------  ----------
Tax at Federal statutory rate..............   $ (6,567)   $ (5,055)  $ (19,180)
State income tax...........................         65           -          33
Increase  in valuation allowance...........      6,290       3,355      16,389
Non-deductible items ......................        603         343       2,845
Foreign income taxed at varying rates......      4,490       2,398       1,074
Other, net.................................          -         759        (839)
                                              ---------   ---------  ----------
                                              $  4,881    $  1,800   $     322
                                              =========   =========  ==========

                                 Panavision Inc.

                                December 31, 2000


6. INCOME TAXES (CONTINUED)

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows (in thousands):

                                                              DECEMBER 31,
                                                          --------------------
                                                            2000        1999
                                                          --------    --------
Deferred tax assets:

   Domestic net operating loss carryforwards............. $ 34,923    $ 29,815
   Tax credit carryforwards (primarily alternative
     minimum tax credits)................................    9,077       9,308
   Expense accruals......................................    5,751       3,934
   Other.................................................    1,650       2,028
                                                          --------    --------
Total deferred tax assets................................   51,401      45,085
Valuation allowance......................................  (30,057)    (23,767)
                                                          --------    --------
Net deferred tax assets..................................   21,344      21,318

Deferred tax liabilities:

   Fixed assets..........................................  (22,340)    (21,019)
   State income taxes....................................     (515)       (624)
   Unremitted foreign earnings...........................   (1,013)     (2,564)
   Other ................................................   (2,399)     (1,989)
                                                          --------    --------
Total deferred tax liabilities...........................  (26,267)    (26,196)
                                                          --------    --------
Net deferred tax liabilities............................. $ (4,923)   $ (4,878)
                                                          ========    ========

Balance Sheet Classifications:
------------------------------
Non-current deferred tax liability....................... $ (4,923)   $ (4,878)
                                                          --------    --------
                                                          $ (4,923)   $ (4,878)
                                                          ========    ========

SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's recent operating performance and the reported cumulative net losses in the current and prior year, the Company has provided a full valuation allowance against its net domestic deferred tax assets.

The valuation allowance increased by $6,290,000 during the year ended December 31, 2000. The net increase is a result of unbenefitted net operating losses and tax credits. The valuation allowance increased by $3,355,000 during the year ended December 31, 1999 and increased by $16,389,000 during the year ended December 31, 1998.

                                 Panavision Inc.

                                December 31, 2000


6. INCOME TAXES (CONTINUED)

As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $91.4 million and $36.0 million, respectively. In the event that the Company were deconsolidated from the Mafco affiliated group, federal and state NOL's of approximately $31.8 million and $17.3 million, respectively, would not be available for use by the Company. The net operating loss carryforwards will expire at various dates beginning in 2008 through 2020, if not utilized.

At December 31, 2000, the Company also had federal alternative minimum tax credit carryforwards of approximately $5.9 million, which may be used indefinitely, and foreign tax credit carryforwards of approximately $2.7 million, which will expire from 2001 to 2005, if not utilized.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of a portion of the net operating loss and tax credit carryforwards before utilization.

7. LONG-TERM DEBT

     Long-term debt, including current maturities, consists of the following (in thousands):

                                                              DECEMBER 31,
                                                          ---------------------
                                                             2000       1999
                                                          ---------   ---------
       Credit Agreement:

           Revolving Facility..........................   $  82,300   $  68,500
           Term Facility...............................     215,988     235,500

       9 5/8% Senior Subordinated Discount Notes
           Due 2006....................................     196,837     179,179
                                                          ---------   ---------
  Total long-term debt, including current maturities...   $ 495,125   $ 483,179
                                                          =========   =========

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

                                 Panavision Inc.

                                December 31, 2000


7. LONG-TERM DEBT (CONTINUED)

The Tranche A Term Facility and the Tranche B Term Facility are repayable in quarterly installments.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to the Alternate Base Rate ("ABR") (as defined in the Credit Agreement) or the Eurodollar Rate (as defined in the Credit Agreement) plus, in each case, a margin that will be based on the performance of the Company at agreed upon levels. The applicable margin at December 31, 2000 on loans under the Revolving Facility and the Tranche A Term Facility was 3.25% for Eurodollar Loans (as defined in the Credit Agreement) and 2.25% for ABR Loans (as defined in the Credit Agreement). The applicable margin at December 31, 2000 on loans under the Tranche B Term Facility was 3.50% for Eurodollar Loans and 2.50% for ABR Loans. The Company may select interest periods of one, two, three or six months for Eurodollar Loans. At any time when the Company is in default in the payment of any amount of principal due under the Credit Agreement, such amount will bear interest at 2.00% above the rate otherwise applicable. Overdue interest, fees and other amounts will bear interest at 2.00% above the rate applicable to ABR Loans.

The Company's obligations under the Credit Agreement are secured by substantially all of the Company's assets. The Credit Agreement requires that the Company meet certain financial tests and other restrictive covenants including limitations on indebtedness, leverage ratio levels, and interest coverage ratio levels. As of December 31, 2000, the Company was in compliance with all financial covenants of the Credit Agreement. The Company's ability to pay dividends to its stockholders is restricted by this agreement.

In addition to the Credit Agreement, in 1998, the Company assumed the obligations of PX Escrow Corp. ("PX Escrow"), a wholly owned subsidiary of PX Holding, under the 9 5/8% Senior Subordinated Discount Notes due 2006 issued by PX Escrow for gross proceeds of $150.0 million, in an offering which was exempt from registration under the Securities Act of 1933, as amended.

The 9 5/8% Senior Subordinated Discount Notes, which have a principal amount at maturity of $217.9 million, were issued at a discount representing a yield to maturity of 9 5/8%. There are no periodic payments or interest through February 1, 2002. Thereafter, they will bear interest at a rate of 9 5/8% per annum, payable semi-annually on February 1 and August 1 of each year, commencing August 1, 2002.

On October 8, 1998, the Company filed a registration statement under the Securities Act of 1933, as amended, related to an offer to exchange (the "Exchange Offer") the 9 5/8% Senior Subordinated Discount Notes for a like principal amount of notes with substantially identical terms. The Exchange Offer was consummated on November 13, 1998.

                                 Panavision Inc.

                                December 31, 2000


7. LONG-TERM DEBT (CONTINUED)

During 1998, the Company used the net proceeds from the PX Stock Purchase, borrowings under the Credit Agreement and the net proceeds from the issuance of the 9 5/8% Senior Subordinated Discount Notes to retire existing indebtedness, fund the payment of the cash consideration and the fees and expenses in connection with the Panavision Recapitalization transaction and to provide working capital for the Company.

The Company believes the carrying value of its amounts payable under the Credit Agreement approximate fair value based upon current yields for debt issues of similar quality and terms. Based upon prevailing market rates in effect at December 31, 2000, the fair market value of the 9 5/8% Senior Subordinated Discount Notes would have been approximately $65.4 million.

The following sets forth the aggregate principal maturities of the Company's debt during the twelve-month periods ending December 31st (in thousands):


         2001............................................    $  17,700
         2002............................................       23,680
         2003............................................       42,815
         2004............................................      184,195
         2005............................................       29,898
         2006............................................      217,903

The aggregate principal amount for 2006 represents the fully accreted value of the 9 5/8% Senior Subordinated Discount Notes. As of December 31, 2000, the accreted value of the 9 5/8% Senior Subordinated Discount Notes was $196.8 million.

8. STOCK OPTION PLAN

During 1999, the Board of Directors adopted a stock option plan (the "Plan") which is open to participation by directors, officers, consultants, and other key employees of the Company or of its subsidiaries and certain other key persons. The Plan provides for the issuance of incentive and nonqualified stock options under the Internal Revenue Code. An aggregate of 1,500,000 shares of Panavision Common Stock are reserved for issuance under the Plan. The options are granted for a term of ten years. If an incentive stock option is granted to an individual owning more than 10% of the total combined voting power of all stock, the exercise price of the option may not be less than 110% of the fair market value of the underlying shares on the date of grant and the term of the option may not exceed five years. The Plan also provides that the aggregate fair market value (determined as of the time the option is granted) of Panavision Common Stock with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000.

                                 Panavision Inc.

                                December 31, 2000


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

Option information with respect to the Company's stock option plan is as follows:

                                                                       EXERCISE PRICE
                                                                   ------------------------
                                                                                  WEIGHTED
                                                    SHARES         RANGE         AVG. PRICE
                                                  -----------  ---------------  ------------
    Options Outstanding at December 31, 1998(1)        -             -               -
         Grants................................    1,162,000      $10.00           $10.00
                                                  ------------------------------------------
    Options Outstanding at December 31, 1999...    1,162,000       10.00            10.00
         Options expired ......................                    10.00            10.00
         Grants................................      130,000        7.50            7.50
                                                  ------------------------------------------
    Options Outstanding at December 31, 2000...    1,225,333    $10.00 - $7.50      $9.73
                                                  ==========================================

The weighted-average remaining contractual life of options outstanding at December 31, 2000 is 7.19 years.

----------------------
(1) In conjunction with the June 4, 1998 Merger and Panavision Recapitalization (see Note 2), all outstanding options, which were held by directors, officers and key employees, were retired for $27.00 per share.

Information regarding stock options exercisable is as follows:

                                                         DECEMBER 31,
                                               -------------------------------
                                                 2000        1999       1998
                                               ---------   ---------  --------
     Options Exercisable:

          Number.............................  1,138,667     155,000         -
          Weighted average exercise price....      $9.90      $10.00         -

If the Company recognized employee stock option-related compensation expense in accordance with SFAS 123 and used the Black-Scholes option valuation model for determining the weighted average fair value of options granted during 2000, its pro forma net loss and pro forma diluted loss per share would have been $24,208,000 and $2.89, respectively. The Company's 1999 pro forma net loss and pro forma diluted loss per share would have been $17,048,000 and $2.12, respectively. For 1998, the Company's pro forma net loss and pro forma diluted loss per share would have been $55,526,000 and $4.38, respectively. The pro forma effect for 1998 is due to the recognition of the unamortized compensation expense related to the 1996 stock options, which were retired as part of the Panavision Recapitalization. For purposes of the pro forma expense, the weighted average fair value of the options is amortized over the vesting period. For 2000, the weighted average fair value of options whose exercise price is less than the market price of the stock on the date of grant is $4.97. For 2000 and 1999, the weighted average fair value of options granted whose exercise price is more than the market price of the stock on the grant date is $3.39 and $1.07, respectively. The fair values are as of the respective grant dates and were estimated using the following assumptions and the Black-Scholes option valuation model:

                                                2000       1999       1998
                                              --------   --------   ---------
            Risk-free interest rate........    6.53%      6.05%       N/A
            Expected life..................   5 years    5 years      N/A
            Expected volatility............     0.44       0.38       N/A
            Expected dividend yield........    0.00%      0.00%       N/A

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

9. EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution 401(k) plan covering a majority of its domestic employees. Eligible employees may contribute from 1% to 16% of their base compensation. The Company makes matching contributions equal to 75% of employee before-tax contributions from 1% to 6%. For the years ended December 31, 2000, 1999 and 1998, the Company recorded expense of $893,000, $818,000 and
$843,000, respectively, related to the 401(k) plan.

                                 Panavision Inc.

                                December 31, 2000


9. EMPLOYEE BENEFIT PLANS (CONTINUED)

In addition, the Company sponsors a defined contribution retirement plan, which covers certain foreign employees. Participating employees contribute from 5% to 15% of their base compensation. The Company contributes 13.4% of base compensation for participating employees regardless of their level of contribution. For the years ended December 31, 2000, 1999 and 1998, the Company expensed $1,158,000, $1,099,000 and $1,030,000, respectively, representing the Company's contributions.

10. GEOGRAPHICAL AND BUSINESS SEGMENT INFORMATION

The Company operates in three major business segments: North America, Europe and Asia Pacific. These business segments are based upon the manner in which management of the Company allocates resources and assesses performance of its owned-and-operated facilities. North America consists of camera rental facilities in Woodland Hills, Hollywood, Dallas, Chicago, Orlando, Wilmington and Toronto and Vancouver, Canada. In addition to camera rental, Dallas, Chicago, Orlando and Toronto also provide lighting, lighting grip and power distribution and generation equipment. The Company also has a Lee Filters sales operation located in Burbank, California. Europe consists of camera rental facilities in Dublin, Ireland, three in London and Manchester, England, Glasgow, Scotland, and Marseilles and Paris, France. In addition, Europe also includes the Lee Lighting and Lee Filters operations in the United Kingdom and the lighting consumables sales facility in Paris, France. The Asia Pacific business segment consists of camera rental facilities in Sydney, Brisbane, and Melbourne, Australia, and Auckland and Wellington, New Zealand and an equipment case manufacturer in Moss Vale, Australia. The rental facilities in Australia also provide lighting, lighting grip and power distribution and generation equipment.

The Company evaluates performance and allocates resources based on profit or loss from operations before net interest, income taxes, depreciation and amortization ("EBITDA"). Management believes that EBITDA serves as an important financial analysis tool for measuring financial information such as operating performance, liquidity and leverage.

The following table presents revenue and other financial information by business segment (in thousands):

                                                             DECEMBER 31, 2000
                                      ---------------------------------------------------------------
                                         NORTH                      ASIA
                                        AMERICA       EUROPE       PACIFIC      CORPORATE     TOTAL
                                      ---------------------------------------------------------------
Revenue from external customers..      $103,988      $78,523       $22,117      $     -     $204,628
Intersegment revenue.............        13,611        4,696             -            -       18,307
Operating profit (loss)..........        32,763         (582)        2,165       (3,552)      30,794
Depreciation and amortization....        24,165        8,890         3,132        1,739       37,926
Capital expenditures.............        22,377        5,825         2,544            -       30,746
Long-lived assets ...............       172,499       39,186        13,862        7,956      233,503
Total assets.....................       189,542       68,706        19,430        7,034      284,712

                                 Panavision Inc.

                                December 31, 2000


10. GEOGRAPHICAL AND BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                             DECEMBER 31, 1999
                                      ---------------------------------------------------------------
                                        NORTH                      ASIA
                                       AMERICA       EUROPE       PACIFIC      CORPORATE     TOTAL
                                      ---------------------------------------------------------------
Revenue from external customers..      $101,620      $76,385       $24,746      $     -     $202,751
Intersegment revenue.............        13,029        4,080             -            -       17,109
Operating profit (loss)..........        29,440       (1,842)        2,643       (3,629)      26,612
Depreciation and amortization....        22,952        9,215         3,139        1,634       36,940
Capital expenditures.............        24,049        7,920         3,683            4       35,656
Long-lived assets................       169,083       45,306        17,307        9,559      241,255
Total assets.....................       186,097       72,141        23,833        9,487      291,558

                                                             DECEMBER 31, 1998
                                      ---------------------------------------------------------------
                                        NORTH                      ASIA
                                       AMERICA       EUROPE       PACIFIC      CORPORATE     TOTAL
                                      ---------------------------------------------------------------
Revenue from external customers..      $103,988      $78,523       $22,117      $     -     $204,628
Intersegment revenue.............        10,286        3,264             -            -       13,550
Panavision Recapitalization
  charges........................             -       (1,770)            -      (56,956)     (58,726)
Operating profit (loss)..........        27,268         (391)        2,256      (58,985)     (29,852)
Depreciation and amortization....        21,271        8,676         2,125        1,089       33,161
Capital expenditures.............        35,976       11,616         2,392            8       49,992
Long-lived assets ...............       167,507       48,831        11,990       10,058      238,386
Total assets.....................       184,173       76,290        16,417       14,877      291,757

The accounting policies of the business segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements of the Company. The Company's income taxes are included in the consolidated federal income tax return of the Company and its subsidiaries and are allocated based upon the relative contribution to the Company's consolidated taxable income/(loss) and changes in temporary differences. The allocation of taxes is not evaluated at the segment level and, therefore, the Company does not believe the information is material to these consolidated financial statements. Intercompany profit or loss resulting from intersegment sales or transfers has been eliminated in the consolidated results.


Revenue and operating cost by product groups is presented on the Consolidated Statements of Operations in the Consolidated Financial Statements of the Company.

                                 Panavision Inc.

                                December 31, 2000


11. COMMITMENTS AND CONTINGENCIES

The Company leases real estate, equipment, and vehicles under non-cancelable operating leases. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are presented below (in thousands):


         2001.......................................    $  7,591
         2002.......................................       7,074
         2003.......................................       6,225
         2004.......................................       4,837
         2005.......................................       4,391
         Thereafter.................................      17,884
                                                        --------
                                                        $ 48,002
                                                        ========

During the years ended December 31, 2000, 1999 and 1998, rental expense under operating leases was $8,053,000, $7,598,000 and $6,637,000, respectively.

The Company and its subsidiaries are defendants in actions for matters arising out of normal business operations. The Company, based in part on the advice of legal counsel, does not believe that any such proceedings currently pending will have a materially adverse effect on its consolidated financial position, results of operations, or cash flows.

12. RELATED PARTY TRANSACTIONS

At December 31, 2000, the Company recorded amounts payable to DHD Ventures, LLC (see Note 13) of approximately $81,000 relating to equipment rentals facilitated by Panavision on behalf of DHD Ventures. Such amount is included as a reduction of accounts receivable in the accompanying consolidated balance sheets.

Included in other assets at December 31, 2000 and 1999, is a loan receivable of $450,000 due in 2003 from Pany Rental, Inc. (dba Panavision New York), an agent in which the Company acquired a one-third interest during 1994.

As of February 1, 1999, the Company and certain of its subsidiaries and Mafco entered into the Tax Sharing Agreement, pursuant to which Mafco has agreed to indemnify the Company against federal, state or local income tax liabilities of the consolidated or combined group of which Mafco (or a subsidiary of Mafco other than the Company or its subsidiaries) is the common parent for taxable periods beginning on or after February 1, 1999 during which the Company or a subsidiary of the Company is a member of such group. See Note 6 for a discussion of the Tax Sharing Agreement.

                                 Panavision Inc.

                                December 31, 2000


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

13. BUSINESS VENTURE


In July 2000, the Company announced the establishment of a strategic relationship with Sony Electronics Inc. ("Sony") to form DHD Ventures, LLC ("DHD Ventures"). This company, along with Panavision, couples Sony's 24P CINEALTA(TM) high definition digital camera with Panavision's advanced PRIMO DIGITAL(TM) lenses to form a state-of-the-art digital camera system for use in the motion picture and television industry. These camera systems are available for rent through Panavision's domestic and international owned and operated facilities and worldwide agent network.


In addition, Sony purchased, for an aggregate consideration of $10.0 million, 714,300 shares of Panavision Common Stock, representing approximately 8% of Panavision's Common Stock, and a warrant to acquire an additional 714,300 shares of Panavision Common Stock at an exercise price of $17.50 per share, subject to adjustment. The warrants are fully exercisable at any time through July 25, 2010.

14. PROPOSED TRANSACTION


On November 9, 2000, Mafco proposed a transaction to the Board of Directors of M & F Worldwide Corp. pursuant to which PX Holding would sell to M & F Worldwide Corp. 7,320,225 shares of common stock of the Company, representing 83.47% of the issued and outstanding shares of capital stock of the Company for a price of $190.3 million, representing PX Holding's cost, plus an appropriate premium to be negotiated, representing the growth in the Company's current business and the prospective benefits from its development of digital image technology. Mafco would be prepared to accept a mix of cash and newly-issued shares of capital stock of M & F Worldwide Corp. However, in light of the fact that Mafco has a substantial equity interest in M & F Worldwide Corp., the Board of Directors of M & F Worldwide Corp. has constituted a special committee of independent directors to consider the proposal.

                                 Panavision Inc.

                                December 31, 2000


15. QUARTERLY OPERATING DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations (in thousands, except per share data):

                                                                       QUARTER
                                              ------------------------------------------------------
                                                FIRST         SECOND          THIRD         FOURTH
                                              ---------      --------       ---------     ----------
YEAR ENDED DECEMBER 31, 2000
Total revenue.............................    $ 48,206       $ 45,950       $ 54,185       $ 56,287
Gross margin..............................      21,164         19,672         25,718         27,779
Net loss..................................      (8,105)        (9,484)        (3,777)        (2,279)
Loss per share - Basic and Diluted........    $  (1.01)      $  (1.17)      $  (0.44)      $  (0.26)
                                              =========      ========       =========      =========

YEAR ENDED DECEMBER 31, 1999
Total revenue.............................    $ 47,017       $ 47,205       $ 53,489       $ 55,040
Gross margin..............................      20,266         19,459         25,057         27,361
Net loss..................................      (6,073)        (7,720)        (2,160)           (85)
Loss per share - Basic and Diluted........    $  (0.75)      $  (0.96)      $  (0.27)      $  (0.01)
                                              =========      ========       =========      =========

                                               Panavision Inc.

          Schedule II - Valuation and Qualifying Accounts and Reserves
              for the years ended December 31, 2000, 1999 and 1998
                                 (IN THOUSANDS)


                                        BEGINNING      AMOUNTS       BALANCES
                                         BALANCE      RESERVED      WRITTEN OFF    ENDING BALANCE
                                       -----------   ----------    -------------  ----------------
Allowance for Doubtful Accounts
-------------------------------
December 31, 2000                         $ 2,368        $   440      $    901        $ 1,907
December 31, 1999                         $ 3,391        $  (67)      $    956        $ 2,368
December 31, 1998                         $ 3,959        $   308      $    876        $ 3,391

                                  EXHIBIT INDEX

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)&(2) The consolidated financial statements and consolidated financial statement schedule filed as part of this Annual Report on Form 10-K can be found beginning on page F-1.

(a)(3)        See below

(b)           Reports on Form 8-K

              During the fourth quarter of 2000, the Company did not file any Current Reports on Form 8-K.

(d)           Exhibits

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

              INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES.

4.1 Indenture, dated as of February 11, 1998, between PX Escrow and The Bank of New York, as Trustee, relating to the Company's 9 5/8% Senior Subordinated Discount Notes Due 2006 (the "Indenture"). Incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, Registration No. 333-59363 filed with the Securities and Exchange Commission on October 8, 1998.

4.2 First Supplemental Indenture dated June 4, 1998, among PX Escrow, the Company and the Trustee, amending the Indenture (incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, Registration No. 333-59363 filed with the Securities and Exchange Commission on October 8, 1998).

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

4.5 Registration Rights Agreement, dated as of June 5, 1998, between Panavision Inc. and PX Holding Corporation (incorporated herein by reference to the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

4.6 First Amendment, dated as of September 30, 1998, to the Credit Agreement among Panavision Inc., the several lenders named therein, Chase Securities Inc., as Advisor and Arranger, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

4.7 Second Amendment, dated as of June 30, 1999, to the Credit Agreement among Panavision Inc., the several lenders named therein, Chase Securities Inc., as Advisor and Arranger, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

EXHIBIT
NUMBER        DESCRIPTION
-------       ------------
10.           MATERIAL CONTRACTS.

10.1 Panavision Inc. 1999 Stock Option Plan (incorporated herein be reference from Annex A of the Company's 1999 Definitive Proxy Statement dated March 31, 1999).

10.2 Panavision Inc. 1999 Executive Incentive Compensation Plan (incorporated herein by reference from the Company's 1999 Definitive Proxy Statement dated March 31, 1999).

10.3 Employment Agreement, dated as of January 1, 1999, between Panavision Inc. and John S. Farrand (incorporated herein by reference to the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

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

10.13 Registration Agreement dated as of February 11, 1998 by and among PX Escrow and Credit Suisse First Boston Corporation and Schroder & Co. Inc. (incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, Registration No. 333-59363, filed with the Securities and Exchange Commission on October 8, 1998).

10.14 Amended and Restated Voting and Stockholders Agreement dated as of April 16, 1998, by and among Warburg Pincus Capital Company, L.P., Panavision Inc., and Mafco Holdings Inc. (incorporated herein by reference from the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on May 6, 1998).

10.15 Stock Purchase Agreement, dated as of February 1, 1999, between PX Holding Corporation and Warburg, Pincus Capital Company, L.P. (incorporated herein by reference to the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.16 Tax Sharing Agreement, dated as of February 1, 1999, between Mafco Holdings Inc. and Panavision Inc. (incorporated herein by reference to the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.17 Stock and Warrant Purchase Agreement dated July 26, 2000 by and between Sony Electronics Inc. and Panavision Inc. (incorporated herein by reference to the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.18 Warrant No. W-1, dated July 26, 2000, Warrant for Purchase of Shares of Common Stock from Panavision Inc. by Sony Electronics Inc. (incorporated herein by reference to the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
10.19         Panavision Inc. Stockholders Agreement dated July 26, 2000 by and among Panavision Inc. and Sony Electronics Inc. (incorporated herein by reference to the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended June
              30, 2000).

10.20 Registration Rights Agreement dated July 26, 2000 by and between Panavision Inc. and Sony Electronics Inc. (incorporated herein by reference to the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
              2000).

21.           SUBSIDIARIES.

21.1          Subsidiaries of the Company.

23.           CONSENTS

23.1          Consent of Ernst & Young LLP

24.           POWERS OF ATTORNEY.

24.1          Power of Attorney executed by Ronald O. Perelman.

24.2          Power of Attorney executed by Martin D. Payson.

24.3          Power of Attorney executed by Edward Grebow.

24.4          Power of Attorney executed by James R. Maher.

24.5          Power of Attorney executed by John S. Farrand.

24.6          Power of Attorney executed by Kenneth Ziffren.

24.7          Power of Attorney executed by Donald G. Drapkin.

24.8          Power of Attorney executed by Philip E. Beekman.

24.9          Power of Attorney executed by William C. Scott.

99.           MISCELLANEOUS.

99.1 Press Release of Panavision Inc. dated June 4, 1998 (incorporated herein by reference to the identically numbered exhibit from the Company's Current Report on Form 8-K dated June 4, 1998 and filed with the Securities and Exchange Commission on June 19, 1998).