Form 10-Q
period 2001-03-31
PANAVISION INC
filed 2001-05-11
CIK 1022911

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(MARK ONE)

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _________________ TO _________________


                        Commission file number: 001-12391

                                   ----------

                                 PANAVISION INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                 13-3593063
-----------------------------------------   ------------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification No.)

          6219 DE SOTO AVENUE
       WOODLAND HILLS, CALIFORNIA                          91367
-----------------------------------------   ------------------------------------
(Address of principal executive offices)                 (Zip code)

                                 (818) 316-1000

                Registrant's telephone number including area code

                                   ----------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES |X| NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     As of May 10, 2001, there were 8,769,919 shares of Panavision Inc. Common Stock outstanding.

                                 PANAVISION INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001


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

                                 PANAVISION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      FIRST QUARTER ENDED
                                                           MARCH 31,
                                                 -----------------------------
                                                      2001            2000
                                                 ------------     ------------

Camera rental .................................. $     37,047     $     31,663
Lighting rental.................................        7,896            7,920
Sales and other.................................        8,869            8,623
                                                 ------------     ------------

Total rental revenue and sales..................       53,812           48,206
Cost of camera rental...........................       14,992           15,657
Cost of lighting rental.........................        6,899            6,387
Cost of sales and other.........................        4,772            4,998
                                                 ------------     ------------

Gross margin....................................       27,149           21,164
Selling, general and administrative expenses....       14,257           15,110
Research and development expenses...............        1,569            1,785

Operating income................................       11,323            4,269
Interest income.................................          260               78
Interest expense................................      (12,198)         (11,627)
Foreign exchange gain (loss)....................         (925)            (537)
Other, net......................................          841              269
                                                 ------------     ------------

Loss before income taxes........................         (699)          (7,548)
Income tax provision ...........................         (653)            (557)
                                                 ------------     ------------
Net loss........................................ $     (1,352)    $     (8,105)
                                                 ============     ============

Loss per share - Basic and Diluted.............. $      (0.15)    $      (1.01)
                                                 ============     ============

Shares used in computation - Basic and Diluted..        8,770            8,056





                             See accompanying notes.

                                 PANAVISION INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                  MARCH 31, 2001      DECEMBER 31, 2000
                                                                   (UNAUDITED)
                          ASSETS
Current assets:
   Cash and cash equivalents...............................          $       4,198        $       4,981
   Accounts receivable (net of allowance of $1,760 and                      31,413               32,330
     $1,907)..............................................
   Inventories.............................................                 10,009               10,160
   Prepaid expenses........................................                  3,462                2,632
   Other current assets....................................                  1,072                1,106
                                                                     -------------        -------------

Total current assets.......................................                 50,154               51,209

Property, plant and equipment, net.........................                201,444              204,194
Other assets...............................................                 29,157               29,309
                                                                     -------------        -------------
Total assets...............................................          $     280,755        $     284,712
                                                                     =============        =============


         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable........................................          $       6,790        $       7,503
   Accrued liabilities.....................................                 20,610               24,930
   Current maturities of long-term debt....................                 20,820               17,700
                                                                     -------------        -------------

Total current liabilities..................................                 48,220               50,133

Long-term debt.............................................                481,101              477,425
Deferred tax liabilities...................................                  4,689                4,923
Other liabilities..........................................                  2,441                2,533

Commitments and Contingencies

Stockholders' deficiency:
   Preferred stock, $0.01 par value; 2,000 shares
     authorized; no shares issued and outstanding..........                      -                    -
   Common stock, $0.01 par value; 50,000 shares
     authorized; 8,770 shares issued and outstanding
     at March 31, 2001 and December 31, 2000...............                     88                   88
   Additional paid-in capital..............................                177,939              177,887
   Accumulated deficit.....................................               (420,299)            (418,947)
   Accumulated other comprehensive loss....................                (13,424)             (9,330)
                                                                     -------------        -------------

     Total stockholders' deficiency........................               (255,696)            (250,302)
                                                                     -------------        -------------

Total liabilities and stockholders' deficiency.............           $    280,755        $     284,712
                                                                      ============        =============

                             See accompanying notes.

                                 PANAVISION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------------
                                                                      2001                   2000
                                                                  -------------       -------------
OPERATING ACTIVITIES
Net loss......................................................    $      (1,352)      $      (8,105)
Adjustments to derive net cash provided by operating
activities:
     Depreciation and amortization............................            9,525               9,318
     Gain on sale of property and equipment...................             (752)               (196)
     Amortization of discount on subordinated notes...........            4,699               4,278
     Changes in operating assets and liabilities:
       Accounts receivable....................................              917               1,765
       Inventories............................................              151                  36
       Prepaid expenses and other current assets..............             (796)                147
       Accounts payable.......................................             (713)                  5
       Accrued liabilities....................................           (4,320)             (4,276)
     Other, net...............................................             (749)                108
                                                                  -------------       -------------
Net cash provided by operating activities.....................            6,610               3,080

INVESTING ACTIVITIES
Capital expenditures..........................................           (9,269)             (7,772)
Proceeds from dispositions of fixed assets....................              805                 195
                                                                  -------------       -------------
Net cash used in investing activities.........................           (8,464)             (7,577)

FINANCING ACTIVITIES
Borrowings under notes payable and credit agreement...........            6,700               5,000
Repayments of notes payable and credit agreement..............           (5,331)             (2,500)
                                                                  -------------       -------------
Net cash provided by (used in)  financing activities..........            1,369               2,500
Effect of exchange rate changes on cash.......................             (298)                (97)
                                                                  -------------       -------------
Net decrease in cash and cash equivalents.....................             (783)             (2,094)
Cash and cash equivalents at beginning of period..............            4,981               5,417
                                                                  -------------       -------------
Cash and cash equivalents at end of period....................    $       4,198       $       3,323
                                                                  =============       =============

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid during the period...............................    $       7,624       $       7,277
Income taxes paid during the period...........................    $         899       $         472



                             See accompanying notes.

                                 PANAVISION INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PREPARATION

     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company's 2000 Annual Report on Form 10-K.

     The condensed consolidated financial statements include the accounts of Panavision and its majority-owned subsidiaries. All significant intercompany amounts and transactions have been eliminated.

     Certain amounts in previously issued financial statements have been reclassified to conform to the 2001 presentation.

2.   INVENTORIES

     Inventories consist of the following (in thousands):

                                      MARCH 31, 2001  DECEMBER 31, 2000
                                      --------------  -----------------

     Finished goods..................   $    2,978       $    2,553
     Work-in-process.................          171              108
     Component parts.................        2,116            2,146
     Supplies and other..............        4,744            5,353
                                      --------------  -----------------
                                        $   10,009       $   10,160
                                      ==============  =================

3.   USE OF ESTIMATES AND OTHER UNCERTAINTIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

     The Company derives a significant amount of its consolidated revenues and cash flows from camera and lighting rental activities in North America. The Writers Guild of America ("WGA") and the Screen Actors Guild ("SAG") are currently in negotiation with the major motion picture studios for the renewal of their respective collective bargaining agreements, which expire in May and June, 2001, respectively. On May 4, 2001, the WGA reached a tentative agreement with the major motion picture studios for a new three-year contract, subject to ratification by the WGA members set for June 4, 2001. In the event that either the WGA or SAG approves a labor disruption, production activities in North America could be

                                 PANAVISION INC.

                                   (UNAUDITED)



3.   USE OF ESTIMATES AND OTHER UNCERTAINTIES (CONTINUED)

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

4.   GEOGRAPHICAL AND BUSINESS SEGMENT INFORMATION

     The following table presents revenue and other financial information by business segment (in thousands):

                                     ------------ ------------- ------------ ------------ -------------
THREE MONTHS ENDED                      NORTH                      ASIA
MARCH 31, 2001                         AMERICA       EUROPE       PACIFIC     CORPORATE      TOTAL
                                     ------------ ------------- ------------ ------------ -------------
Revenue from
  external customers...........      $   30,245   $   17,982    $    5,585   $        -     $ 53,812
Intersegment revenue...........           3,812        1,234             -            -        5,046
Operating income (loss)........          12,920       (1,081)          630       (1,146)      11,323

                                     ------------ ------------- ------------ ------------ -------------
THREE MONTHS ENDED                      NORTH                      ASIA
MARCH 31, 2000                         AMERICA       EUROPE       PACIFIC     CORPORATE      TOTAL
                                     ------------ ------------- ------------ ------------ -------------
Revenue from
  external customers...........      $   25,241   $   16,342    $    6,623   $        -     $ 48,206
Intersegment revenue...........           3,015        1,262             -            -        4,277
Operating income (loss)........           6,757       (2,664)        1,030         (854)       4,269

5.   COMPREHENSIVE LOSS

     For the quarter ended March 31, 2001 and 2000, comprehensive loss amounted to $(5,446,000) and $(9,965,000), respectively. The difference between net loss and comprehensive loss relates to the change in foreign currency translation adjustments.

6.   NET LOSS PER SHARE

     For the three months ended March 31, 2001 and 2000, the basic and diluted per share data is based on the weighted average number of common shares outstanding during the period. Common equivalent shares, consisting of outstanding stock options and warrants, are not included in the diluted loss per share calculation since they are antidilutive.

7.   ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides

                                 PANAVISION INC.

                                   (UNAUDITED)



7.   ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT (CONTINUED)

criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments.

     The Company adopted SFAS No. 133 on January 1, 2001 and is required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to net income (loss) or other comprehensive income (loss), as appropriate. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

8.   SUBSEQUENT EVENT

     On April 19, 2001, M&F Worldwide Corp. ("M&F Worldwide") and PX Holding Corporation, a wholly owned subsidiary of Mafco Holdings Inc. ("Mafco Holdings"), announced that, pursuant to a stock purchase agreement, M&F Worldwide purchased all 7,320,225 shares of the Company's common stock held by PX Holding Corporation (the "M&F Purchase"). The shares purchased constitute approximately 83% of the Company's outstanding shares.

     In connection with the closing of the M&F Purchase, Panavision, for federal income and certain state and local tax purposes, became a member of the affiliated group of which M&F Worldwide is the common parent and left the affiliated group of which Mafco Holdings is the common parent. In connection with such event, Panavision, certain of its subsidiaries and M&F Worldwide entered into a tax sharing agreement dated as of April 19, 2001, pursuant to which Panavision, certain of its subsidiaries and M&F Worldwide agreed to allocate and share any liabilities which arise by virtue of the parties being consolidated for federal, and certain state and local, income tax purposes. The Company has determined that a substantial portion of the net operating losses generated by the Company during its inclusion in the Mafco Holdings affiliated group are now unavailable to the Company under the Internal Revenue Code consolidated return regulations.

    At the closing of the M&F Purchase, Ronald O. Perelman, the sole owner of Mafco Holdings, delivered a letter to M&F Worldwide in which Mr. Perelman agreed that, if M&F Worldwide determines in its good faith reasonable judgement that Panavision is unable to make required payments of principal or interest under its bank credit facilities or senior subordinated notes, he or corporations under his control will provide such financial support as may be required by Panavision in connection with such payments of principal and interest. The financial support from Mr. Perelman will be in an amount as M&F Worldwide determines. However, there can be no assurance that M&F Worldwide will make such determination or if such determination is made, whether such determination will be adequate and timely for the Company's needs. Any such investment by M&F Worldwide would be on terms to be agreed between M&F Worldwide and Panavision. Also at closing of the M&F Purchase, Mafco Holdings delivered a letter to M&F Worldwide pursuant to which Mafco Holdings agreed that it or corporations under its control will disburse to M&F Worldwide an aggregate amount of $10.0 million to be invested by M&F Worldwide in Panavision (the "M&F Investment") if Panavision is unable to make required payments of principal or interest under its bank credit facilities or senior subordinated notes, but in any event no later than December 31, 2001, pursuant to a letter delivered by M&F Worldwide to Panavision at the closing of the M&F Purchase and otherwise on terms to be agreed between M&F Worldwide and Panavision. The M&F Investment is conditioned upon M&F Worldwide having previously received an equivalent cash amount pursuant to its letter agreement with Mafco Holdings.

                                 PANAVISION INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000

CAMERA RENTAL OPERATIONS

     Camera rental revenue for the first quarter of 2001 was $37.0 million. Revenue increased $5.3 million, or 16.7%, compared to the first quarter of 2000. The growth was driven by higher rental revenue associated with feature film production in North America and Europe. The number of major studio feature film starts increased as compared to the first quarter of 2000, in anticipation of the possibility of strikes by the Writers Guild of America and the Screen Actors Guild. Revenue growth was also the result of strong revenues for North American series television. Exchange rate changes adversely affected the quarter-to-quarter comparisons by almost $1.4 million, reflecting the impact of weaker European and Australian currencies versus the U.S. dollar.

     Cost of camera rental for the current quarter was $15.0 million, a decrease of $0.7 million, or 4.5%, from the first quarter of 2000. The decrease was primarily due to lower maintenance cost on rental equipment and the favorable impact of translating expenses of operations denominated in weaker currencies to the U.S. dollar.

LIGHTING RENTAL OPERATIONS

     Lighting rental revenue for the first quarter was $7.9 million, which represents the same level of revenue as compared to the first quarter of 2000. Exchange rate changes adversely affected the quarter-to-quarter comparisons by approximately $0.8 million. The revenue growth, at constant exchange rates, primarily reflects higher revenue associated with feature films at Lee Lighting in the U.K.

     Cost of lighting rental for the current quarter was $6.9 million, an increase of $0.5 million, or 7.8%, from the first quarter of 2000. The increase was primarily due to increased costs associated with the revenue growth at Lee Lighting.

SALES AND OTHER

     Sales and other revenue in the quarter increased $0.3 million, or 3.5%, from the first quarter of 2000. The increase reflects modest revenue growth, offset by the impact of adverse currency changes.

OPERATING COSTS

     Selling, general and administrative expenses for the first quarter of 2001 were $14.3 million, a decrease of $0.8 million, or 5.3%, from the first quarter of 2000. The decrease was the result of the impact of cost control efforts and the favorable impact of weaker currencies versus the U.S. dollar.

     Research and development expenses for the current quarter were $1.6 million, a decrease of $0.2 million, or 11.1%, from the first quarter of 2000. The decrease was primarily due to lower cost related to the development of products for digital application.

                                 PANAVISION INC.

INTEREST, TAXES AND OTHER

     Net interest expense for the first quarter of 2001 was $11.9 million, an increase of $0.4 million, or 3.5%, from the first quarter of 2000. The increase primarily reflects higher interest rates and debt levels as compared to the first quarter of 2000.

     Net other income of $0.8 million in the quarter primarily reflects gains on the disposition of fixed assets and equity income from unconsolidated operations.

     The tax provision was $0.7 million and $0.6 million for the three months ended March 31, 2001 and 2000, respectively. The tax provision relates to the recording of taxes associated with profitable foreign operations and foreign taxes withheld at source without a corresponding tax benefit being recorded for U.S. losses. As of February 1, 1999, the Company and certain of its subsidiaries and Mafco entered into a tax sharing agreement (the "Tax Sharing Agreement"), pursuant to which Mafco has agreed to indemnify the Company against federal, state or local income tax liabilities of the consolidated or combined group of which Mafco (or a subsidiary of Mafco other than the Company or its subsidiaries) is the common parent for taxable periods beginning on or after February 1, 1999 during which the Company or a subsidiary of the Company is a member of such group. See Note 6 of the 2000 Form 10-K for a discussion of the Tax Sharing Agreement and Note 8 above for discussion of the new tax sharing agreement entered into as a result of the M&F Purchase.


LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain information from the Company's Condensed Consolidated Statements of Cash Flows for the periods indicated (in thousands):

                                                     THREE MONTHS
                                                     ENDED MARCH 31,
                                             ---------------------------
                                                2000             2000
                                             -----------     -----------
     Net cash provided by (used in):
     Operating activities..................  $     6,610     $     3,080
     Investing activities..................       (8,464)         (7,577)
     Financing activities..................        1,369           2,500

     Cash provided by operating activities, for the three months ended March 31, 2001, totaled $6.6 million comprised of the net loss of $1.4 million, adjusted for depreciation and amortization of $9.5 million and the amortization of the discount on the Notes of $4.7 million, offset by the net change in working capital (excluding cash) and other miscellaneous items totaling $6.2 million. Total investing activities of $8.5 million included $9.3 million of capital expenditures, offset by $0.8 million in proceeds received from the disposition of fixed assets. The majority of the capital expenditures were used to manufacture camera rental systems and accessories. Cash provided by financing activities was $1.4 million, primarily reflecting borrowings of $6.7 million, offset by repayments of $5.3 million under the Credit Agreement.

     Cash provided by operating activities, for the three months ended March 31, 2000, totaled $3.1 million comprised of the net loss of $8.1 million, adjusted for depreciation and amortization of $9.3 million and the amortization of the discount on the Notes of $4.3 million, offset by the net change in working capital (excluding cash) and other miscellaneous items totaling $2.4 million. Total investing activities of $7.6 million included $7.8 million of capital expenditures, offset by $0.2 million in proceeds received from the disposition of fixed assets. The majority of the capital expenditures were used to manufacture camera rental systems and accessories. Cash provided by financing activities was $2.5 million, primarily reflecting an increase in net borrowings under the Credit Agreement for the year.

                                 PANAVISION INC.

     As of March 31, 2001, amounts outstanding under the Credit Agreement were $213.4 million and $86.3 million for the term facilities and revolving facility, respectively. The revolver is a 6-year facility with a maximum aggregate principal amount of $100.0 million.

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

     On April 19, 2001, M&F Worldwide Corp. ("M&F Worldwide") and PX Holding Corporation, a wholly owned subsidiary of Mafco Holdings Inc. ("Mafco Holdings"), announced that, pursuant to a stock purchase agreement, M&F Worldwide purchased all 7,320,225 shares of the Company's common stock held by PX Holding Corporation (the "M&F Purchase"). The shares purchased constitute approximately 83% of the Company's outstanding shares.

    At the closing of the M&F Purchase, Ronald O. Perelman, the sole owner of Mafco Holdings, delivered a letter to M&F Worldwide in which Mr. Perelman agreed that, if M&F Worldwide determines in its good faith reasonable judgement that Panavision is unable to make required payments of principal or interest under its bank credit facilities or senior subordinated notes, he or corporations under his control will provide such financial support as may be required by Panavision in connection with such payments of principal and interest. The financial support from Mr. Perelman will be in an amount as M&F Worldwide determines. However, there can be no assurance that M&F Worldwide will make such determination or if such determination is made, whether such determination will be adequate and timely for the Company's needs. Any such investment by M&F Worldwide would be on terms to be agreed between M&F Worldwide and Panavision. Also at closing of the M&F Purchase, Mafco Holdings delivered a letter to M&F Worldwide pursuant to which Mafco Holdings agreed that it or corporations under its control will disburse to M&F Worldwide an aggregate amount of $10.0 million to be invested by M&F Worldwide in Panavision (the "M&F Investment") if Panavision is unable to make required payments of principal or interest under its bank credit facilities or senior subordinated notes, but in any event no later than December 31, 2001, pursuant to a letter delivered by M&F Worldwide to Panavision at the closing of the M&F Purchase and otherwise on terms to be agreed between M&F Worldwide and Panavision. The M&F Investment is conditioned upon M&F Worldwide having previously received an equivalent cash amount pursuant to its letter agreement with Mafco Holdings. Otherwise, Panavision anticipates that in order to pay the principal amount at maturity of the Notes or upon the occurrence of an Event of Default (as defined in the Notes), to redeem the Notes or to repurchase the Notes upon the occurrence of a Change of Control (as defined in the Notes), Panavision will be required to adopt one or more alternatives, such as seeking capital contributions or loans from its affiliates, refinancing its indebtedness or selling its equity securities. None of the affiliates of the Company will be required to make any capital contributions or other payments to the Company with respect to the Company's obligations on the Notes, and the obligations of the Company with respect to the Notes will not be guaranteed by any affiliate of the Company or any other person. There can be no assurance that any of the foregoing actions could be effected on satisfactory terms, that they would be sufficient to enable the Company to make any payments in respect of the Notes when required or that any of such actions would be permitted by the terms of the Indenture or the debt instruments of Panavision then in effect.

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


FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q for the period ended March 31, 2001, as well as certain of the Company's other public documents and statements and oral statements contain forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements.

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

ITEM 2.    CHANGES IN SECURITIES
           There were no modifications made to the rights of stockholders of any class of securities during the quarter ended March 31, 2001.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           There were no events of default upon senior securities during the quarter ended March 31, 2001.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           There were no matters submitted to a vote of security holders during the first quarter of 2001.

ITEM 5.    OTHER INFORMATION
           No additional information need be presented.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
(a)        Exhibits
10.21 Registration Rights Transfer Agreement, dated as of April 19, 2001, by and between PX Holding Corporation, Panavision Inc. and M&F Worldwide Corp.
10.22 Tax Sharing Agreement, dated as of April 19, 2001, by and among Panavision Inc., certain of its subsidiaries and M&F Worldwide Corp.
10.23 M&F Worldwide Letter, dated as of April 19, 2001, delivered by M&F Worldwide Corp. to Panavision Inc., together with Mafco Letter Agreement, dated as of April 19, 2001, by and between Mafco Holdings Inc. and M&F Worldwide Corp.
(b) There were no Current Reports on Form 8-K filed in the first quarter of 2001.

                                 PANAVISION INC.

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                 PANAVISION INC.



Date:      May 11, 2001        By:            /S/ JOHN S. FARRAND
      ---------------------        ----------------------------------------
                                                John S. Farrand
                                     President and Chief Executive Officer
                                                 and Director



Date:      May 11, 2001        By:           /S/ SCOTT L. SEYBOLD
      ---------------------        ----------------------------------------
                                               Scott L. Seybold
                                         Executive Vice President and
                                           Chief Financial Officer