Form 10-Q
period 2001-06-30
PANAVISION INC
filed 2001-08-14
CIK 1022911

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _______________ TO _______________


                        Commission file number: 001-12391

                                 ---------------

                                 PANAVISION INC.
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                   13-3593063
------------------------------------              -----------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                   Identification No.)

             6219 DE SOTO AVENUE
          WOODLAND HILLS, CALIFORNIA                               91367
-----------------------------------------------               ----------------
   (Address of principal executive offices)                      (Zip code)

                                 (818) 316-1000

                Registrant's telephone number including area code

                                 ---------------

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

     As of August 10, 2001, there were 8,769,919 shares of Panavision Inc. Common Stock outstanding.



================================================================================

                                 PANAVISION INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations.............................................. 3

         Condensed Consolidated Balance Sheets........................................................ 5

         Condensed Consolidated Statements of Cash Flows ............................................. 6

         Notes to Condensed Consolidated Financial Statements......................................... 7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........12



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................18

Item 2.  Changes in Securities........................................................................18

Item 3.  Defaults Upon Senior Securities..............................................................18

Item 4.  Submission of Matters to a Vote of Security Holders..........................................18

Item 5.  Other Information ...........................................................................18

Item 6.  Exhibits and Reports on Form 8-K ............................................................18



SIGNATURES............................................................................................19


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

                                 PANAVISION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   THREE MONTHS ENDED JUNE 30, 2001
                                                 -------------------------------------
                                                 POST-M&F PURCHASE    PRE-M&F PURCHASE                         PRE-M&F PURCHASE
                                                 -----------------    ----------------                         ----------------
                                                   PERIOD FROM          PERIOD FROM            COMBINED         THREE MONTHS
                                                   APRIL 20 TO           APRIL 1 TO       THREE MONTHS ENDED        ENDED
                                                   JUNE 30, 2001       APRIL 19, 2001       JUNE 30, 2001*      JUNE 30, 2000
                                                 -----------------    ----------------    ------------------   ----------------
Camera rental ..................................    $   29,356           $    8,613           $   37,969         $   28,312
Lighting rental.................................         7,375                1,733                9,108              9,189
Sales and other.................................         6,489                1,651                8,140              8,449
                                                    ----------           ----------           ----------         ----------
Total rental revenue and sales..................        43,220               11,997               55,217             45,950
Cost of camera rental...........................        12,338                3,097               15,435             14,952
Cost of lighting rental.........................         5,347                1,335                6,682              6,840
Cost of sales and other.........................         3,573                  909                4,482              4,486
                                                    ----------           ----------           ----------         ----------
Gross margin....................................        21,962                6,656               28,618             19,672
Selling, general and administrative expenses....        13,691                2,730               16,421             14,116
Research and development expenses...............         1,197                  272                1,469              1,429
                                                    ----------           ----------           ----------         ----------
Operating income................................         7,074                3,654               10,728              4,127
Interest income.................................            38                    9                   47                 64
Interest expense................................        (8,878)              (2,573)             (11,451)           (11,921)
Foreign exchange gain (loss)....................          (247)                 177                  (70)            (1,158)
Other, net .....................................          (349)                 (45)                (394)               321
                                                    ----------           ----------           ----------         ----------
Income (loss) before income taxes...............        (2,362)               1,222               (1,140)            (8,567)
Income tax benefit (provision) .................         2,480                 (358)               2,122               (917)
                                                    ----------           ----------           ----------         ----------
Net income (loss)...............................    $      118           $      864           $      982         $   (9,484)
                                                    ==========           ==========           ==========         ==========

Net income (loss) per share - basic and diluted.    $     0.01           $    0 .10           $     0.11         $    (1.17)
                                                    ==========           ==========           ==========         ==========

Shares used in computation - basic and diluted..         8,770                8,770                8,770              8,056



* This column is not intended to be a pro forma presentation of the results of the Company for the period. See Note 1 for a pro forma presentation of the results of the Company.

                             See accompanying notes.

                                 PANAVISION INC.


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                    SIX MONTHS ENDED JUNE 30, 2001
                                                 -------------------------------------
                                                 POST-M&F PURCHASE    PRE-M&F PURCHASE                          PRE-M&F PURCHASE
                                                 -----------------    ----------------                          ----------------
                                                   PERIOD FROM          PERIOD FROM            COMBINED            SIX MONTHS
                                                   APRIL 20 TO          JANUARY 1 TO       SIX MONTHS ENDED          ENDED
                                                   JUNE 30, 2001       APRIL 19, 2001       JUNE 30, 2001*        JUNE 30, 2000
                                                 -----------------    ----------------     ----------------     ----------------
Camera rental ..................................    $   29,356           $   45,660           $   75,016           $   59,975
Lighting rental.................................         7,375                9,629               17,004               17,109
Sales and other.................................         6,489               10,520               17,009               17,072
                                                    ----------           ----------           ----------           ----------
Total rental revenue and sales..................        43,220               65,809              109,029               94,156
Cost of camera rental...........................        12,338               18,089               30,427               30,609
Cost of lighting rental.........................         5,347                8,234               13,581               13,227
Cost of sales and other.........................         3,573                5,681                9,254                9,484
                                                    ----------           ----------           ----------           ----------
Gross margin....................................        21,962               33,805               55,767               40,836
Selling, general and administrative expenses....        13,691               16,987               30,678               29,226
Research and development expenses...............         1,197                1,841                3,038                3,214
                                                    ----------           ----------           ----------           ----------
Operating income................................         7,074               14,977               22,051                8,396
Interest income.................................            38                  269                  307                  142
Interest expense................................        (8,878)             (14,771)             (23,649)             (23,548)
Foreign exchange loss...........................          (247)                (748)                (995)              (1,695)
Other, net .....................................          (349)                 796                  447                  590
                                                    ----------           ----------           ----------           ----------
Income (loss) before income taxes...............        (2,362)                 523               (1,839)             (16,115)
Income tax benefit (provision) .................         2,480               (1,011)               1,469               (1,474)
                                                    ----------           ----------           ----------           ----------
Net income (loss)...............................    $      118           $     (488)          $     (370)          $  (17,589)
                                                    ==========           ==========           ==========           ==========
Net income (loss) per share - basic and diluted.    $     0.01           $    (0.06)          $    (0.04)          $    (2.18)
                                                    ==========           ==========           ==========           ==========
Shares used in computation - basic and diluted..         8,770                8,770                8,770                8,056



* This column is not intended to be a pro forma presentation of the results of the Company for the period. See Note 1 for a pro forma presentation of the results of the Company.

                             See accompanying notes.

                                 PANAVISION INC.


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                               POST-M&F PURCHASE      PRE-M&F PURCHASE
                                                               -----------------      -----------------
                                                                 JUNE 30, 2001        DECEMBER 31, 2000
                                                               -----------------      -----------------
                                                                 (UNAUDITED)
                         ASSETS
Current assets:
   Cash and cash equivalents.............................          $    7,630             $    4,981
   Accounts receivable (net of allowance of $1,930 and                 25,501                 32,330
     $1,907)............................................
   Inventories...........................................              10,223                 10,160
   Prepaid expenses......................................               3,786                  2,632
   Other current assets..................................                 639                  1,106
                                                                   ----------             ----------
Total current assets.....................................              47,779                 51,209

Property, plant and equipment, net.......................             208,984                204,194
Goodwill ................................................             240,764                 10,486
Patents and trademarks ..................................             141,667                  1,263
Other....................................................              16,269                 17,560
                                                                   ----------             ----------
Total assets.............................................          $  655,463             $  284,712
                                                                   ==========             ==========
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
   Accounts payable......................................          $    5,507             $    7,503
   Accrued liabilities...................................              21,684                 24,930
   Current maturities of long-term debt..................              21,794                 17,700
                                                                   ----------             ----------
Total current liabilities................................              48,985                 50,133

Long-term debt...........................................             478,158                477,425
Deferred tax liabilities.................................              47,619                  4,923
Other liabilities........................................               2,661                  2,533

Commitments and Contingencies

Stockholders' deficiency:
   Preferred stock, $0.01 par value; 2,000 shares
     authorized; no shares issued and outstanding........                   -                      -
   Common Stock, $0.01 par value; 50,000 shares
     authorized; 8,770 shares issued and outstanding
     at June 30, 2001 and December 31, 2000..............                  88                     88
   Additional paid-in capital............................             177,939                177,887
   Revaluation capital ..................................             332,488                      -
   Accumulated deficit...................................            (419,317)              (418,947)
   Accumulated other comprehensive loss..................             (13,158)                (9,330)
                                                                   ----------             ----------
     Total stockholders' equity (deficiency).............              78,040               (250,302)
                                                                   ----------             ----------
Total liabilities and stockholders' equity...............          $  655,463             $  284,712
                                                                   ==========             ==========



                             See accompanying notes.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                         SIX MONTHS ENDED JUNE 30, 2001
                                                     -------------------------------------
                                                     POST-M&F PURCHASE    PRE-M&F PURCHASE                        PRE-M&F PURCHASE
                                                     -----------------    ----------------                        ----------------
                                                        PERIOD FROM         PERIOD FROM         COMBINED SIX         SIX MONTHS
                                                        APRIL 20 TO         JANUARY 1 TO        MONTHS ENDED            ENDED
                                                       JUNE 30, 2001       APRIL 19, 2001      JUNE 30, 2001*       JUNE 30, 2000
                                                     -----------------    ----------------     --------------     ----------------
OPERATING ACTIVITIES
Net income (loss)................................        $     118           $    (488)          $    (370)          $  (17,589)
Adjustments to derive net cash provided by
operating activities:
     Depreciation and amortization ..............           10,194              11,518              21,712               18,652
     Gain (loss) on sale of property and                       109                (798)               (689)                (302)
       equipment ................................
     Amortization of discount on subordinated                3,764               5,707               9,471                8,622
       notes.....................................
     Deferred income tax benefit ................           (3,992)                  -              (3,992)                   -
     Changes in operating assets and liabilities:
       Accounts receivable.......................            7,036                (207)              6,829                4,494
       Inventories...............................             (147)                 84                 (63)                (343)
       Prepaid expenses and other current assets.             (276)               (411)               (687)                (136)
       Accounts payable..........................             (661)             (1,335)             (1,996)                 517
       Accrued liabilities.......................             (415)             (2,831)             (3,246)              (3,051)
     Other, net .................................           (2,341)                (14)             (2,355)                 470
                                                         ---------           ---------           ---------           ----------
Net cash provided by operating activities........           13,389              11,225              24,614               11,334
INVESTING ACTIVITIES
Capital expenditures ............................           (3,026)            (10,462)            (13,488)             (19,575)
Proceeds from dispositions of fixed assets.......                -                 780                 780                  415
                                                         ---------           ---------           ---------           ----------
Net cash used in investing activities............           (3,026)             (9,682)            (12,708)             (19,160)
FINANCING ACTIVITIES
Borrowings under notes payable and credit                        -               6,700               6,700               12,000
   agreement.....................................
Repayments of notes payable and credit agreement.           (8,323)             (7,331)            (15,654)              (8,350)
                                                         ---------           ---------           ---------           ----------
Net cash (used in) provided by financing                    (8,323)               (631)             (8,954)               3,650
   activities....................................
Effect of exchange rate changes on cash..........              (54)               (249)               (303)                (185)
                                                         ---------           ---------           ---------           ----------
Net increase (decrease) in cash and cash                     1,986                 663               2,649               (4,361)
   equivalents...................................
Cash and cash equivalents at beginning of period.            5,644               4,981               4,981                5,417
                                                         ---------           ---------           ---------           ----------
Cash and cash equivalents at end of period.......        $   7,630           $   5,644           $   7,630           $    1,056
                                                         =========           =========           =========           ==========

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid during the period .................        $   5,913           $   9,184           $  15,097           $   14,764
Income taxes paid during the period .............        $   1,206           $   1,217           $   2,423           $    1,581

SUPPLEMENTAL NON-CASH INFORMATION



The following sets forth the changes in assets and liabilities resulting      INCREASE
from the preliminary purchase price allocation in connection with the        (DECREASE)
M&F Purchase:                                                                ----------
Property, plant and equipment .................................              $  12,077
Goodwill ......................................................                232,871
Patents and trademarks ........................................                141,314
Other .........................................................                 (2,838)
Long-term debt ................................................                  3,847
Deferred tax liabilities.......................................                 47,089

* This column is not intended to be a pro forma presentation of the cash flows of the Company for the period.


                             See accompanying notes.

                                PANAVISION INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PREPARATION

     On April 19, 2001, M&F Worldwide Corp. ("M&F Worldwide") and PX Holding Corporation, a wholly owned subsidiary of Mafco Holdings Inc. ("Mafco Holdings"), announced that, pursuant to a stock purchase agreement, M&F Worldwide purchased all 7,320,225 shares of the Company's common stock held by PX Holding Corporation (the "M&F Purchase"). The shares purchased constitute approximately 83.5% of the Company's outstanding shares.

     M&F Worldwide accounted for its acquisition of approximately 83.5% of the Company's outstanding shares as a purchase, and purchase accounting adjustments have been pushed down to the Panavision financial statements for the period subsequent to April 19, 2001 (designated "Post-M&F Purchase"). The Panavision financial statements for the periods ended prior to April 19, 2001 were prepared using Panavision's historical basis of accounting and are designated as "Pre-M&F Purchase." As a result, such information is not comparable.

     In connection with the push down of the purchase price and purchase accounting adjustments, the carrying values of Panavision's assets and liabilities were changed to reflect a preliminary estimate of the fair values of the assets and liabilities as of the acquisition date to the extent of M&F Worldwide's 83.5% controlling interest. The remaining 16.5% is accounted for at Panavision's historical basis. As a result, for assets and liabilities representing 83.5% of the totals, the following preliminary adjustments were recorded as of the acquisition date to adjust the historical carrying values. (in thousands):

                                                                       INCREASE
                                                                      (DECREASE)
Property, plant and equipment ................................    $      12,077
Goodwill .....................................................          232,871
Patents and trademarks .......................................          141,314
Other ........................................................           (2,838)
Long-term debt ...............................................            3,847
Deferred tax liabilities......................................           47,089

     The following table presents unaudited pro forma consolidated operating results for the three months ended June 30, 2001 and June 30, 2000 and the six months ended June 30, 2001 and June 30, 2000 as if the M&F Purchase had occurred on January 1, 2000 (in thousands except per share amounts):

                                          THREE MONTHS ENDED,                      SIX MONTHS ENDED,
                                               JUNE 30,                                 JUNE 30,
                                  -----------------------------------      ----------------------------------
                                      2001                 2000                 2001               2000
                                  --------------      ---------------      ---------------    ---------------

Revenue                            $  55,217            $  45,950            $  109,029         $  94,156
Gross margin                          28,562               19,406                55,445            40,304
Operating income                      10,065                  875                18,136             1,892
Net income (loss)                        488               (8,029)               (3,511)          (16,276)
Income (loss) per
  share - basic and diluted        $    0.06            $   (1.00)           $    (0.40)        $   (2.02)

                                PANAVISION INC.

                                   (UNAUDITED)


     The unaudited pro forma consolidated operating results of the Company are not necessarily indicative of the operating results that would have been achieved had the M&F Purchase been consummated on January 1, 2000, and should not be construed as representative of future operating results.

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

2.   INVENTORIES

     Inventories consist of the following (in thousands):

                                         JUNE 30, 2001     DECEMBER 31, 2000
                                         -------------     -----------------

         Finished goods................   $    2,866           $    2,553
         Work-in-process...............          126                  108
         Component parts...............        2,134                2,146
         Supplies......................        5,097                5,353
                                          ----------           ----------
                                          $   10,223           $   10,160
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

                                 PANAVISION INC

                                   (UNAUDITED)


4. GEOGRAPHICAL AND BUSINESS SEGMENT INFORMATION

     The following table presents revenue and other financial information by business segment (in thousands):

                                     ------------ ------------- ------------ ------------ -------------
THREE MONTHS ENDED                      NORTH                      ASIA
JUNE 30, 2001                          AMERICA       EUROPE       PACIFIC     CORPORATE      TOTAL
                                     ------------ ------------- ------------ ------------ -------------
Revenue from
  external customers...........      $   30,000   $   18,618    $    6,599   $        -     $ 55,217
Intersegment revenue...........           4,597        1,071             -            -        5,668
Operating income (loss)........          13,060         (117)        1,389       (3,604)      10,728



                                     ------------ ------------- ------------ ------------ -------------
THREE MONTHS ENDED                      NORTH                      ASIA
JUNE 30, 2000                          AMERICA       EUROPE       PACIFIC     CORPORATE      TOTAL
                                     ------------ ------------- ------------ ------------ -------------
Revenue from
  external customers...........      $   21,119   $   19,356    $    5,475   $        -     $ 45,950
Intersegment revenue...........           3,253        1,100             -            -        4,353
Operating income (loss)........           4,015          363           607         (858)       4,127



                                     ------------ ------------- ------------ ------------ -------------
SIX MONTHS ENDED                        NORTH                      ASIA
JUNE 30, 2001                          AMERICA       EUROPE       PACIFIC     CORPORATE      TOTAL
                                     ------------ ------------- ------------ ------------ -------------
Revenue from
  external customers...........      $   60,245   $   36,600    $   12,184   $        -    $ 109,029
Intersegment revenue...........           8,409        2,305             -            -       10,714
Operating income (loss)........          25,980       (1,198)        2,019       (4,750)      22,051



                                     ------------ ------------- ------------ ------------ -------------
SIX MONTHS ENDED                        NORTH                      ASIA
JUNE 30, 2000                          AMERICA       EUROPE       PACIFIC     CORPORATE      TOTAL
                                     ------------ ------------- ------------ ------------ -------------
Revenue from
  external customers...........      $   46,360   $   35,698    $   12,098   $        -     $ 94,156
Intersegment revenue...........           6,268        2,362             -            -        8,630
Operating income (loss)........          10,772       (2,301)        1,637       (1,712)       8,396

5.   COMPREHENSIVE INCOME (LOSS)

     For the quarter ended June 30, 2001 and 2000, comprehensive income (loss) amounted to $1,248,000 and $(11,046,000), respectively. For the six months ended June 30, 2001 and 2000, comprehensive loss amounted to $(4,198,000) and $(21,011,000), respectively. The difference between net income (loss) and comprehensive income (loss) relates to the change in foreign currency translation adjustments.

                                PANAVISION INC.

                                   (UNAUDITED)


6.   NET INCOME (LOSS) PER SHARE

     For the three and six months ended June 30, 2001 and 2000, the basic and diluted per share data is based on the weighted average number of common shares outstanding during the period. Common equivalent shares, consisting of outstanding stock options and warrants, are not included in the diluted income
(loss) per share calculation since they are antidilutive.

7.   ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

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

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in a decrease in amortization expense of $10.1 million per year, which reflects estimated amortization for the year ended December 31, 2001 on goodwill and intangible balances that are expected to be affected by the new rules. This amount is subject to adjustment upon the determination of the final purchase price allocation. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

8.   M&F PURCHASE

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

                                PANAVISION INC.

                                   (UNAUDITED)


     At the closing of the M&F Purchase, Ronald O. Perelman, the sole owner of Mafco Holdings, delivered a letter to M&F Worldwide in which Mr. Perelman agreed that, if M&F Worldwide determines in its good faith reasonable judgment that Panavision is unable to make required payments of principal or interest under its bank credit facilities or senior subordinated notes, he or corporations under his control will provide such financial support to M&F Worldwide as may be required by Panavision in connection with such payments of principal and interest. The financial support from Mr. Perelman will be in an amount as M&F Worldwide determines. However, there can be no assurance that M&F Worldwide will make such determination or if such determination is made, whether such determination will be adequate and timely in order to meet the Company's needs, if such needs arise. Any follow-through investment by M&F Worldwide in Panavision would be on terms to be agreed between M&F Worldwide and Panavision. Also at closing of the M&F Purchase, Mafco Holdings delivered a letter to M&F Worldwide pursuant to which Mafco Holdings agreed that it or corporations under its control will disburse to M&F Worldwide an aggregate amount of $10.0 million to be invested by M&F Worldwide in Panavision (the "M&F Investment") if Panavision is unable to make required payments of principal or interest under its bank credit facilities or senior subordinated notes, but in any event no later than December 31, 2001. Concurrently, M&F Worldwide delivered to Panavision a letter pursuant to which M&F Worldwide agreed that it would make available to Panavision an aggregate amount of $10.0 million, as required by Panavision to make payments of principal or interest under its bank credit facilities or senior subordinated notes, but in any event no later than December 31, 2001, in exchange for subordinated debt, common stock or voting preferred stock of Panavision. The M&F Investment is conditioned upon M&F Worldwide having previously received an equivalent cash amount pursuant to its letter agreement with Mafco Holdings.

     Eight shareholders of M&F Worldwide have brought suit against M&F Worldwide and its directors challenging the M&F Purchase as an alleged breach of fiduciary duty and seeking, among other things, rescission of the transaction. The Company understands that the defendants in those actions are vigorously defending the claims and have denied both any breach of duty and that rescission is a permissible remedy.

9.   SUBSEQUENT EVENT

     On July 2, 2001, M&F Worldwide acquired all of the shares of Las Palmas Productions, Inc. ("EFILM"). EFILM is an operator of digital laboratories, serving the major studios, independent filmmakers, advertisers, animators, large format filmmakers and restoration clients. EFILM services include high resolution scanning, laser film recording of digital video and high definition images to film, and digital color timing. The EFILM business will be operated by Panavision, pursuant to various employment, license and lease agreements (together, the "EFILM Agreements") between M&F Worldwide and Panavision. Pursuant to the EFILM Agreements, Panavision will pay M&F Worldwide (i) approximately $1.0 million in cash annually for the employment, license and lease obligations and (ii) a cash payment equal to the greater of (a) 90% of the average annual EBITDA (as defined in the EFILM Agreements) of the EFILM business over a two year Incentive Period (as defined in the EFILM Agreements) or (b) $1.5 million, such payment to occur no earlier than 2004 and no later than 2007.

                                PANAVISION INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       QUARTER ENDED JUNE 30, 2001 COMPARED TO QUARTER ENDED JUNE 30, 2000

CAMERA RENTAL OPERATIONS

     Camera rental revenue for the second quarter of 2001 was $38.0 million. Revenue increased $9.7 million, or 34.3%, compared to the second quarter of 2000. The growth was primarily driven by higher rental revenue associated with feature film productions. The number of major studio feature films in production increased as compared to the second quarter of 2000, in anticipation of the possibility of strikes by the Writers Guild of America and the Screen Actors Guild. Both of these labor negotiations were concluded at the end of the second quarter without any labor disruption.

     The increase in features revenue in the quarter was partially offset by lower revenues associated with television commercials, as a result of a weak television commercial market worldwide. Exchange rate changes also adversely affected the quarter-to-quarter comparisons by approximately $1.3 million, reflecting the impact of weaker European and Australian currencies versus the U.S. dollar.

     Cost of camera rental for the second quarter was $15.4 million, an increase of $0.4 million, or 2.7%, from the second quarter of 2000, primarily due to additional depreciation of $0.2 million resulting from the increase in the carrying values of fixed assets recorded in connection with the M&F Purchase, as well as slightly higher maintenance cost on rental equipment.

LIGHTING RENTAL OPERATIONS

     Lighting rental revenue for the second quarter of 2001 was $9.1 million, a decrease of $0.1 million, or 1.1%, compared to the second quarter of 2000. Exchange rate changes adversely affected the quarter-to-quarter comparisons by approximately $0.7 million.

     Cost of lighting rental for the current quarter was $6.7 million, a decrease of $0.1 million, or 1.5%, from the second quarter of 2000. This change primarily reflects the favorable impact of translating expenses of operations denominated in weaker currencies to the U.S. dollar.

SALES AND OTHER

     Sales and other revenue in the quarter declined $0.3 million, or 3.6%, from the second quarter of 2000. The change reflects modest revenue growth, offset by the impact of adverse currency changes.

OPERATING COSTS

     Selling, general and administrative expenses for the second quarter of 2001 were $16.4 million, an increase of $2.3 million from the second quarter of 2000. The increase reflects approximately $2.4 million of additional goodwill and intangible amortization resulting from the fair value adjustments arising from the M&F Purchase.

     Research and development expenses for the current quarter were $1.5 million, an increase of $0.1 million, or 7.1%, from the second quarter of 2000. The increase was primarily due to higher costs related to the development of products for digital application.

                                PANAVISION INC.


INTEREST, TAXES AND OTHER

     Net interest expense for the second quarter of 2001 was $11.4 million, a decrease of $0.5 million, or 4.2%, from the second quarter of 2000. The decrease reflects lower interest rates as compared to the second quarter of 2000.

     Foreign exchange loss for the second quarter of 2001 was $0.1 million, a decrease of $1.1 million from the second quarter of 2000. The decrease is primarily due to lower balances which generate foreign transaction gains and losses, and lower fluctuations in foreign exchange rates.

     Other, net for the second quarter of 2001 was $0.4 million, a decrease of $0.7 million from the second quarter of 2000. The decrease is primarily due to lower gains realized from the disposal of assets.

     The tax benefit was $2.1 million for the second quarter of 2001, as compared to a tax provision of $0.9 million for the second quarter of 2000. In connection with the M&F Purchase, the Company recorded a deferred income tax benefit of $4.0 million, of which approximately $3.0 million resulted from the reversal of the valuation allowance and the remaining $1.0 million resulted from the benefit associated with domestic tax losses. The tax benefit was partially offset by the recording of a provision relating to taxes associated with profitable foreign operations and foreign taxes withheld at source. For the second quarter of 2000, no corresponding tax benefit was recorded for U.S. losses. See Note 6 of the 2000 Form 10-K for a discussion of the Tax Sharing Agreement and Note 8 above for discussion of the new tax sharing agreement entered into as a result of the M&F Purchase.


    SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

CAMERA RENTAL OPERATIONS

     Camera rental revenue for the six months ended June 30, 2001 was $75.0 million. Revenue increased $15.0 or 25.0%, compared to the six months ended June 30, 2000. The increase in rental revenue was primarily due to an increase in feature film production. The number of major studio feature film starts increased as compared to the six months ended June 30, 2000 in anticipation of the possibility of strikes by the Writers Guild of America and the Screen Actors Guild. Revenue growth was also the result of strong revenues for North American series television.

     The increase in features and series television revenue for the first six months of 2001 was partially offset by lower revenue associated with television commercials, reflecting a weak television commercial market worldwide. Exchange rate changes adversely affected the year-to-year comparisons by almost $2.7 million reflecting the impact of weaker European and Australian currencies versus the U.S. dollar.

     Cost of camera rental for the six months ended June 30, 2001 was $30.4 million, a decrease of $0.2 million, or 0.7%, from the six months ended June 30, 2000, primarily reflecting lower maintenance cost on rental equipment and the favorable impact of translating expenses of operations denominated in weaker currencies to the U.S. dollar.

LIGHTING RENTAL OPERATIONS

     Lighting rental revenue for the six months ended June 30, 2001 was $17.0 million, a decrease of $0.1 million, or 0.6%, compared to the six months ended June 30, 2000. Exchange rate changes adversely affected the year-to-year comparisons by approximately $1.5 million. The revenue growth, at constant exchange rates, primarily reflects higher revenue associated with feature films at Lee Lighting in the U.K.

                                PANAVISION INC.


     Cost of lighting rental for the six months ended June 30, 2001 was $13.6 million, an increase of $0.4 million, or 3.0%, from the six months ended June 30, 2000. The change reflects increased costs associated with the revenue growth at Lee Lighting.

SALES AND OTHER

     Sales and other revenue in the six months ended June 30, 2001 was $17.0 million, unchanged from the six months ended June 30, 2000. Revenue growth was offset by the impact of adverse currency changes.

OPERATING COSTS

     Selling, general and administrative expenses for the six months ended June 30, 2001 were $30.7 million, an increase of $1.5 million, or 5.1%, as compared to the six months ended June 30, 2000. The increase was due to approximately $2.4 million of additional goodwill and intangible amortization resulting from the fair value adjustments arising from the M&F Purchase.

     Research and development expenses for the six months ended June 30, 2001 were $3.0 million, a decrease of $0.2 million, or 6.3%, from the six months ended June 30, 2000. The decrease was due primarily to lower costs related to the development of products for digital application.

INTEREST, TAXES AND OTHER

     Net interest expense for the six months ended June 30, 2001 was $23.3 million, a decrease of $0.1 million, or 0.4%, as compared to the six months ended June 30, 2000. The decrease primarily reflects a small increase in interest income as compared to the six months ended June 30, 2000.

     Foreign exchange loss for the six months ended June 30, 2001 was $1.0 million, a decrease of $0.7 million from the six months ended June 30, 2000. The decrease is primarily due to lower balances which generate foreign transaction gains and losses, and lower fluctuations in foreign exchange rates.

     The tax benefit was $1.5 million for the six months ended June 30, 2001, as compared to a tax provision of $1.5 million for the six months ended June 30, 2000. In connection with the M&F Purchase, the Company recorded a deferred income tax benefit of $4.0 million, of which approximately $3.0 million resulted from the reversal of the valuation allowance and the remaining $1.0 million resulted from the benefit associated with domestic tax losses. The tax benefit was partially offset by the recording of a provision relating to taxes associated with profitable foreign operations and foreign taxes withheld at source. For the six months ended June 30, 2000, no corresponding tax benefit was recorded for U.S. losses. See Note 6 of the 2000 Form 10-K for a discussion of the Tax Sharing Agreement and Note 8 above for discussion of the new Tax Sharing Agreement entered into as a result of the M&F Purchase.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain information from the Company's Condensed Consolidated Statements of Cash Flows for the periods indicated (in thousands):

                                                          SIX MONTHS
                                                         ENDED JUNE 30,
                                                   -------------------------
                                                     2001             2000
                                                   --------         --------
     Net cash provided by (used in):
     Operating activities...................    $    24,614     $    11,334
     Investing activities...................        (12,708)        (19,160)
     Financing activities...................         (8,954)          3,650

                                PANAVISION INC.


     Cash provided by operating activities, for the six months ended June 30, 2001, totaled $24.6 million comprised of the net loss of $0.4 million, adjusted for depreciation and amortization of $21.7 million and the amortization of the discount on the Notes of $9.5 million, offset by the net change in working capital (excluding cash) and other miscellaneous items totaling $6.2 million. Total investing activities of $12.7 million included $13.5 million of capital expenditures, offset by $0.8 million in proceeds received from the disposition of fixed assets. The majority of the capital expenditures were used to manufacture camera rental systems and accessories. Cash used in financing activities was $9.0 million, primarily reflecting a decrease in net borrowings under the Credit Agreement.

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

     As of June 30, 2001, amounts outstanding under the Credit Agreement were $208.3 million and $81.0 million for the term facilities and revolving facility, respectively. The revolver is a six-year facility with a maximum aggregate principal amount of $100.0 million. The Company had outstanding subordinated notes (the "Notes") of approximately $206.3 million (exclusive of a step-up in basis of $3.8 million recorded in connection with the M&F Purchase).

     The Company intends to use the cash provided by operating activities to make additional capital expenditures to manufacture camera systems and accessories and purchase other rental equipment. Although there can be no assurance, the Company believes that its existing working capital together with borrowings under the Credit Agreement and anticipated cash flow from operating activities will be sufficient to meet its expected operating and capital spending requirements for the foreseeable future. The Company will not be required to pay interest on the Notes until August 1, 2002, which management believes will assist the Company in implementing its strategy of investing its excess cash in the development of new camera systems.

     On April 19, 2001, M&F Worldwide Corp. ("M&F Worldwide") and PX Holding Corporation, a wholly owned subsidiary of Mafco Holdings Inc. ("Mafco Holdings"), announced that, pursuant to a stock purchase agreement, M&F Worldwide purchased all 7,320,225 shares of the Company's Common stock held by PX Holding Corporation (the "M&F Purchase"). The shares purchased constitute approximately 83.5% of the Company's outstanding shares.

     At the closing of the M&F Purchase, Ronald O. Perelman, the sole owner of Mafco Holdings, delivered a letter to M&F Worldwide in which Mr. Perelman agreed that, if M&F Worldwide determines in its good faith reasonable judgment that Panavision is unable to make required payments of principal or interest under its bank credit facilities or senior subordinated notes, he or corporations under his control will provide such financial support to M&F Worldwide as may be required by Panavision in connection with such payments of principal and interest. The financial support from Mr. Perelman will be in an amount as M&F Worldwide determines. However, there can be no assurance that M&F Worldwide will make such determination or if such determination is made, whether such determination will be adequate and timely in order to meet the Company's needs, if such needs arise. Any follow-through investment by M&F Worldwide in Panavision would be on terms to be agreed between M&F Worldwide and Panavision. Also at closing of the M&F Purchase, Mafco Holdings delivered a letter to M&F Worldwide pursuant to which Mafco Holdings agreed that it or corporations under its control will disburse to M&F Worldwide an

                                PANAVISION INC.


aggregate amount of $10.0 million to be invested by M&F Worldwide in Panavision (the "M&F Investment") if Panavision is unable to make required payments of principal or interest under its bank credit facilities or senior subordinated notes, but in any event no later than December 31, 2001. Concurrently, M&F Worldwide delivered to Panavision a letter pursuant to which M&F Worldwide agreed that it would make available to Panavision an aggregate amount of $10.0 million, as required by Panavision to make payments of principal or interest under its bank credit facilities or senior subordinated notes, but in any event no later than December 31, 2001, in exchange for subordinated debt, common stock or voting preferred stock of Panavision. The M&F Investment is conditioned upon M&F Worldwide having previously received an equivalent cash amount pursuant to its letter agreement with Mafco Holdings. Without the support described above, Panavision anticipates that, in order to pay the principal amount at maturity of the Notes or upon the occurrence of an Event of Default (as defined in the Notes), to redeem the Notes or to repurchase the Notes upon the occurrence of a Change of Control (as defined in the Notes), Panavision will be required to adopt one or more alternatives to raise capital, such as seeking capital contributions or loans from its affiliates, refinancing its indebtedness or selling its equity securities. Except as noted above, none of the affiliates of the Company will be required to make any capital contributions or other payments to the Company with respect to the Company's obligations on the Notes, and the obligations of the Company with respect to the Notes will not be guaranteed by any affiliate of the Company or any other person. There can be no assurance that any of the foregoing actions could be effected on satisfactory terms, that they would be sufficient to enable the Company to make any payments in respect of the Notes when required or that any of such actions would be permitted by the terms of the Indenture or the debt instruments of Panavision then in effect.

     Eight shareholders of M&F Worldwide have brought suit against M&F Worldwide and its directors challenging the M&F Purchase as an alleged breach of fiduciary duty and seeking, among other things, rescission of the transaction. The Company understands that the defendants in those actions are vigorously defending the claims and have denied both any breach of duty and that rescission is a permissible remedy.

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

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q for the period ended June 30, 2001, as well as certain of the Company's other public documents and statements and oral statements contain forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements.

     In addition to factors described in the Company's Securities and Exchange Commission filings and others, the following factors could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (a) a significant reduction in the number of feature film, commercial and series television productions; (b) competitive pressures arising from changes in technology, customer requirements and industry standards; (c) an increase in expenses related to new product initiatives and product development efforts; (d) unfavorable foreign currency fluctuations; (e) significant increases in interest rates; (f) lower than expected cash flows from operations;

                                PANAVISION INC.


and (g) the inability to secure capital contributions or loans from affiliates, refinance its indebtedness or sell its equity securities. The Company assumes no responsibility to update the forward-looking statements contained in this filing.

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

ITEM 2.  CHANGES IN SECURITIES
         There were no modifications made to the rights of stockholders of any class of securities during the quarter ended June 30, 2001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         There were no events of default upon senior securities during the quarter ended June 30, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)      The Company's Annual Meeting of Stockholders was held on May 24, 2001.
(b)      Item not required to be presented.
(c) At the Annual Meeting of Stockholders, the following matters were voted upon: the election of eight persons to the Board of Directors of the Company and the ratification of the selection of Ernst & Young LLP, as independent auditors for the Company for the fiscal year ending December 31, 2001. The results of the voting on matters presented at the Company's Annual Meeting of Stockholders were as follows:

          DESCRIPTION               VOTES FOR      VOTES WITHHELD
          -----------               ---------      --------------
          ELECTION OF DIRECTORS:
          Ronald O. Perelman        8,594,950          17,900
          Philip E. Beekman         8,595,407          17,443
          Donald G. Drapkin         8,595,357          17,493
          John S. Farrand           8,595,367          17,483
          Edward Grebow             8,595,365          17,485
          James R. Maher            8,595,361          17,489
          Martin D. Payson          8,595,361          17,489
          Kenneth Ziffren           8,595,365          17,485

          There were no abstentions or broker non-votes on the election of Directors.

          DESCRIPTION               VOTES FOR      VOTES AGAINST     ABSTENTIONS      BROKER NON-VOTES
          -----------               ---------      -------------     -----------      ----------------
          Ratification of the
          Appointment of Ernst
          & Young LLP               8,597,557          13,353            1,940                 0

ITEM 5.    OTHER INFORMATION
           No additional information need be presented.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
(a)        Exhibits - None
(b) There were no Current Reports on Form 8-K filed in the second quarter of 2001.

                                 PANAVISION INC.


                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                       PANAVISION INC.



Date:      August 10, 2001            By:           /S/ JOHN S. FARRAND
      -------------------------          ---------------------------------------
                                                      John S. Farrand
                                           President and Chief Executive Officer
                                                       and Director



Date:      August 10, 2001            By:          /S/ SCOTT L. SEYBOLD
      -------------------------          ---------------------------------------
                                                     Scott L. Seybold
                                               Executive Vice President and
                                                 Chief Financial Officer