Form 10-Q
period 2001-09-30
PANAVISION INC
filed 2001-11-13
CIK 1022911

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

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO _________________


                        Commission file number: 001-12391

                          ----------------------------

                                 PANAVISION INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                               13-3593063
   ----------------------------------------       --------------------------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)               Identification No.)

             6219 DE SOTO AVENUE
          WOODLAND HILLS, CALIFORNIA                        91367
   ----------------------------------------       --------------------------
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

     As of November 12, 2001, there were 8,769,919 shares of Panavision Inc. Common Stock outstanding.

================================================================================

                                 PANAVISION INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations.......................3

         Condensed Consolidated Balance Sheets.................................5

         Condensed Consolidated Statements of Cash Flows ......................6

         Notes to Condensed Consolidated Financial Statements..................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................12


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................17

Item 2.  Changes in Securities................................................17

Item 3.  Defaults Upon Senior Securities......................................17

Item 4.  Submission of Matters to a Vote of Security Holders..................17

Item 5.  Other Information ...................................................17

Item 6.  Exhibits and Reports on Form 8-K ....................................17


SIGNATURES....................................................................18

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

                                 PANAVISION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  POST-            PRE-
                                                               M&F PURCHASE    M&F PURCHASE
                                                               ------------    ------------
                                                                     THIRD QUARTER ENDED
                                                                        SEPTEMBER 30,
                                                               ----------------------------
                                                                   2001            2000
                                                               ------------    ------------
Camera rental ...............................................    $ 23,235        $ 33,305
Lighting rental..............................................       6,409          12,054
Sales and other..............................................       8,317           8,826
                                                               ------------    ------------
Total rental revenue and sales...............................      37,961          54,185
Cost of camera rental........................................      14,118          15,275
Cost of lighting rental......................................       5,968           8,178
Cost of sales and other......................................       4,631           5,014
                                                               ------------    ------------
Gross margin.................................................      13,244          25,718
Selling, general and administrative expenses.................      14,238          13,431
Research and development expenses............................       1,216           1,387
                                                               ------------    ------------
Operating income (loss)......................................      (2,210)         10,900
Interest income..............................................         130              81
Interest expense.............................................      (9,684)        (12,632)
Foreign exchange gain (loss).................................         736            (802)
Other, net...................................................         256             101
                                                               ------------    ------------
Loss before income taxes.....................................     (10,772)         (2,352)
Income tax benefit (provision)...............................       2,550          (1,425)
                                                               ------------    ------------
Net loss.....................................................    $ (8,222)       $ (3,777)
                                                               ============    ============
Net loss per share - basic and diluted.......................    $  (0.94)       $  (0.44)
                                                               ============    ============
Shares used in computation - basic and diluted...............       8,770           8,576

                             See accompanying notes.

                                 PANAVISION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                 -------------------------------------
                                                 POST-M&F PURCHASE    PRE-M&F PURCHASE                          PRE-M&F PURCHASE
                                                 -----------------    ----------------                          ----------------
                                                   PERIOD FROM          PERIOD FROM            COMBINED           NINE MONTHS
                                                   APRIL 20 TO          JANUARY 1 TO      NINE MONTHS ENDED          ENDED
                                                SEPTEMBER 30, 2001     APRIL 19, 2001     SEPTEMBER 30, 2001*  SEPTEMBER 30, 2000
                                                ------------------     --------------     -------------------  ------------------
Camera rental ..................................      $ 52,591             $ 45,660             $ 98,251             $  93,280
Lighting rental.................................        13,784                9,629               23,413                29,163
Sales and other.................................        14,806               10,520               25,326                25,898
                                                ------------------     --------------     -------------------  ------------------
Total rental revenue and sales..................        81,181               65,809              146,990               148,341
Cost of camera rental...........................        26,456               18,089               44,545                45,884
Cost of lighting rental.........................        11,315                8,234               19,549                21,405
Cost of sales and other.........................         8,204                5,681               13,885                14,498
                                                ------------------     --------------     -------------------  ------------------
Gross margin....................................        35,206               33,805               69,011                66,554
Selling, general and administrative expenses....        27,929               16,987               44,916                42,657
Research and development expenses...............         2,413                1,841                4,254                 4,601
                                                ------------------     --------------     -------------------  ------------------
Operating income................................         4,864               14,977               19,841                19,296
Interest income.................................           168                  269                  437                   223
Interest expense................................       (18,562)             (14,771)             (33,333)              (36,180)
Foreign exchange gain (loss)....................           489                 (748)                (259)               (2,497)
Other, net .....................................           (93)                 796                  703                   691
                                                ------------------     --------------     -------------------  ------------------
Income (loss) before income taxes...............       (13,134)                 523              (12,611)              (18,467)
Income tax benefit (provision) .................         5,030               (1,011)               4,019                (2,899)
                                                ------------------     --------------     -------------------  ------------------
Net loss........................................      $ (8,104)            $   (488)            $ (8,592)            $ (21,366)
                                                ==================     ==============     ===================  ==================
Net loss per share - basic and diluted..........      $ (0.92)             $  (0.06)            $  (0.98)            $   (2.60)
                                                ==================     ==============     ===================  ==================
Shares used in computation - basic and diluted..         8,770                8,770                8,770                 8,230

*This column is not intended to be a pro forma presentation of the results of the Company for the period. See Note 1 for a pro forma presentation of the results of the Company.

                             See accompanying notes.

                                 PANAVISION INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                 POST-M&F PURCHASE      PRE-M&F PURCHASE
                                                                 SEPTEMBER 30, 2001     DECEMBER 31, 2000
                                                                 ------------------     -----------------
                                                                    (UNAUDITED)
                         ASSETS
Current assets:
   Cash and cash equivalents.............................          $       4,025          $       4,981
   Accounts receivable (net of allowance of $1,796 and
     $1,907).............................................                 25,250                 32,330
   Inventories...........................................                 10,814                 10,160
   Prepaid expenses......................................                  4,310                  2,632
   Other current assets..................................                    783                  1,106
                                                                   -------------          -------------
Total current assets.....................................                 45,182                 51,209

Property, plant and equipment, net.......................                207,211                204,194
Goodwill ................................................                238,576                 10,486
Patents and trademarks ..................................                140,478                  1,263
Other....................................................                 16,067                 17,560
                                                                   -------------          -------------
Total assets.............................................          $     647,514          $     284,712
                                                                   =============          =============

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
   Accounts payable......................................          $       5,935          $       7,503
   Accrued liabilities...................................                 19,744                 24,930
   Current maturities of long-term debt..................                 22,484                 17,700
                                                                   -------------          -------------
Total current liabilities................................                 48,163                 50,133

Long-term debt...........................................                481,236                477,425
Deferred tax liabilities.................................                 44,715                  4,923
Other liabilities........................................                  2,584                  2,533

Commitments and Contingencies

Stockholders' equity (deficiency):
   Preferred stock, $0.01 par value; 2,000 shares
     authorized;                                                               -                      -
     no shares issued and outstanding....................
   Common stock, $0.01 par value; 50,000 shares
     authorized; 8,770 shares issued and outstanding
     at September 30, 2001 and December 31, 2000.........                     88                     88
   Additional paid-in capital............................                177,939                177,887
   Revaluation capital ..................................                332,488                      -
   Accumulated deficit...................................               (427,539)              (418,947)
   Accumulated other comprehensive loss..................                (12,160)                (9,330)
                                                                   -------------          -------------
     Total stockholders' equity (deficiency).............                 70,816               (250,302)
                                                                   -------------          -------------
Total liabilities and stockholders' equity (deficiency)..          $     647,514          $     284,712
                                                                   =============          =============

                             See accompanying notes.

                                 PANAVISION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                    NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                   --------------------------------------
                                                   POST-M&F PURCHASE     PRE-M&F PURCHASE                         PRE-M&F PURCHASE
                                                   -----------------     ----------------                         ----------------
                                                      PERIOD FROM          PERIOD FROM        COMBINED NINE          NINE MONTHS
                                                       APRIL 20 TO         JANUARY 1 TO        MONTHS ENDED             ENDED
                                                   SEPTEMBER 30, 2001     APRIL 19, 2001    SEPTEMBER 30, 2001*   SEPTEMBER 30, 2000
                                                   ------------------     --------------    -------------------   ------------------
OPERATING ACTIVITIES
Net loss.........................................       $   (8,104)          $     (488)        $   (8,592)          $  (21,366)
Adjustments to derive net cash provided by
operating activities:
     Depreciation and amortization ..............           23,052               11,518             34,570               28,096
     Gain (loss) on sale of property and
       equipment ................................              213                 (798)              (585)                (456)
     Amortization of discount on subordinated
       notes....................................             8,689                5,707             14,396               13,106
     Deferred income tax benefit ................           (7,159)                   -             (7,159)                   -
     Changes in operating assets and liabilities:
       Accounts receivable.......................            7,287                 (207)             7,080               (2,121)
       Inventories...............................             (738)                  84               (654)                  65
       Prepaid expenses and other current assets.             (944)                (411)            (1,355)                   2
       Accounts payable..........................             (233)              (1,335)            (1,568)               1,047
       Accrued liabilities.......................           (2,355)              (2,831)            (5,186)              (3,072)
     Other, net .................................           (3,682)                 (14)            (3,696)              (3,005)
                                                        ----------           ----------         ----------           ----------
Net cash provided by operating activities........           16,026               11,225             27,251               12,296
INVESTING ACTIVITIES
Capital expenditures ............................           (8,875)             (10,462)           (19,337)             (26,239)
Proceeds from dispositions of fixed assets.......                -                  780                780                  600
                                                        ----------           ----------         ----------           ----------
Net cash used in investing activities............           (8,875)              (9,682)           (18,557)             (25,639)
FINANCING ACTIVITIES
Borrowings under notes payable and credit
  agreement......................................            7,200                6,700             13,900               26,000
Repayments of notes payable and credit agreement.          (16,046)              (7,331)           (23,377)             (27,382)
Capital Contribution ............................                -                    -                  -               10,000
                                                        ----------           ----------         ----------           ----------
Net cash (used in) provided by financing
  activities.....................................           (8,846)                (631)            (9,477)               8,618
Effect of exchange rate changes on cash..........               76                 (249)              (173)                (342)
                                                        ----------           ----------         ----------           ----------
Net increase (decrease) in cash and cash
  equivalents....................................           (1,619)                 663               (956)              (5,067)
Cash and cash equivalents at beginning of period.            5,644                4,981              4,981                5,417
                                                        ----------           ----------         ----------           ----------
Cash and cash equivalents at end of period.......       $    4,025           $    5,644         $    4,025           $      350
                                                        ==========           ==========         ==========           ==========
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid during the period .................       $   11,109           $    9,184         $   20,293           $   23,019
Income taxes paid during the period .............       $    2,303           $    1,217         $    3,520           $    2,580


SUPPLEMENTAL NON-CASH INFORMATION
The following sets forth the changes in assets and liabilities resulting      INCREASE
from the preliminary purchase price allocation in connection with the        (DECREASE)
M&F Purchase :                                                               ----------

Property, plant and equipment .................................              $  12,077
Goodwill ......................................................                232,871
Patents and trademarks ........................................                141,314
Other .........................................................                 (2,838)
Long-term debt ................................................                  3,847
Deferred tax liabilities.......................................                 47,089

      *This column is not intended to be a pro forma presentation of the cash flows of the Company for the period.

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

     In connection with the push down of the purchase price and purchase accounting adjustments, the carrying values of Panavision's assets and liabilities were changed to reflect a preliminary estimate of the fair values of the assets and liabilities as of the acquisition date to the extent of M&F Worldwide's 83.5% controlling interest. The remaining 16.5% is accounted for at Panavision's historical basis. As a result, for assets and liabilities representing 83.5% of the totals, the following preliminary adjustments were recorded as of the acquisition date to adjust the historical carrying values (in thousands):

                                                                       INCREASE
                                                                      (DECREASE)
                                                                      ----------
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

     The following unaudited pro forma financial information gives effect to the M&F Purchase as if it had occurred on January 1, 2000. The pro forma information for the three-month and nine-month periods ended September 30, 2001 and September 30, 2000 include certain adjustments, primarily increased depreciation and amortization, decreased interest expense and decreased income tax expense and are not necessarily indicative of what the results would have been had the acquisition occurred on January 1, 2000 and do not purport to project results of operations of the Company in any future period (in thousands, except per share amounts).

                                       THREE MONTHS ENDED,                      NINE MONTHS ENDED,
                                          SEPTEMBER 30,                           SEPTEMBER 30,
                               -----------------------------------      ----------------------------------
                                    2001                 2000                 2001               2000
                               --------------      ---------------      ---------------    ---------------
Revenue                         $     37,961        $     54,185         $    146,990       $    148,341
Gross margin                          13,244              25,452               68,689             65,756
Operating income (loss)               (2,210)              7,618               15,867              9,451
Net loss                              (8,200)             (4,486)             (12,411)           (21,640)
Net loss per share -
basic and diluted               $     (0.94)        $     (0.52)         $     (1.42)       $     (2.63)

                                 PANAVISION INC.

                                   (UNAUDITED)

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

2.   INVENTORIES

     Inventories consist of the following (in thousands):

                                                             SEPTEMBER 30, 2001       DECEMBER 31, 2000
                                                            ----------------------  -----------------------

         Finished goods...................................       $    3,090              $    2,553
         Work-in-process..................................              203                     108
         Component parts..................................            2,249                   2,146
         Supplies.........................................            5,272                   5,353
                                                            ----------------------  -----------------------
                                                                 $   10,814              $   10,160
                                                            ======================  =======================

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

                                 PANAVISION INC.

                                   (UNAUDITED)

4. GEOGRAPHICAL AND BUSINESS SEGMENT INFORMATION

     The following table presents revenue and other financial information by business segment (in thousands):

                                     ------------------------------------------------------------------
THREE MONTHS ENDED                      NORTH                      ASIA
SEPTEMBER 30, 2001                     AMERICA       EUROPE       PACIFIC     CORPORATE      TOTAL
                                     ------------------------------------------------------------------
Revenue from
  external customers...........      $   19,000   $   14,633    $    4,328   $        -    $  37,961
Intersegment revenue...........           2,048        1,155             -            -        3,203
Operating income (loss)........           3,011       (1,378)           32       (3,875)      (2,210)

                                     ------------------------------------------------------------------
THREE MONTHS ENDED                      NORTH                      ASIA
SEPTEMBER 30, 2000                     AMERICA       EUROPE       PACIFIC     CORPORATE      TOTAL
                                     ------------------------------------------------------------------
Revenue from
  external customers...........      $   27,633   $   20,946    $    5,606   $        -    $  54,185
Intersegment revenue...........           3,464        1,295             -            -        4,759
Operating income (loss)........          10,212        1,026           549         (887)      10,900

                                     ------------------------------------------------------------------
NINE MONTHS ENDED                       NORTH                      ASIA
SEPTEMBER 30, 2001                     AMERICA       EUROPE       PACIFIC     CORPORATE      TOTAL
                                     ------------------------------------------------------------------
Revenue from
  external customers...........      $   79,245   $   51,233    $   16,512   $        -    $ 146,990
Intersegment revenue...........          10,457        3,460             -            -       13,917
Operating income (loss)........          28,991       (2,576)        2,051       (8,625)      19,841

                                     ------------------------------------------------------------------
NINE MONTHS ENDED                       NORTH                      ASIA
SEPTEMBER 30, 2000                     AMERICA       EUROPE       PACIFIC     CORPORATE      TOTAL
                                     ------------------------------------------------------------------
Revenue from
  external customers...........      $   73,993   $   56,644    $   17,704   $        -    $ 148,341
Intersegment revenue...........           9,732        3,657             -            -       13,389
Operating income (loss)........          20,814       (1,259)        2,196       (2,455)      19,296

5.   COMPREHENSIVE INCOME (LOSS)

     For the quarter ended September 30, 2001 and 2000, comprehensive loss amounted to $(7,224,000) and $(6,678,000), respectively. For the nine months ended September 30, 2001 and 2000, comprehensive loss amounted to $(11,422,000) and $(27,689,000), respectively. The difference between net income (loss) and comprehensive loss relates to the change in foreign currency translation adjustments.

                                 PANAVISION INC.

                                   (UNAUDITED)

6.   NET INCOME (LOSS) PER SHARE

     For the three and nine months ended September 30, 2001 and 2000, the basic and diluted per share data is based on the weighted average number of common shares outstanding during the period. Common equivalent shares, consisting of outstanding stock options and warrants, are not included in the diluted loss per share calculation since they are antidilutive.

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

                                 PANAVISION INC.

                                   (UNAUDITED)

     At the closing of the M&F Purchase, Ronald O. Perelman, the sole owner of Mafco Holdings, delivered a letter to M&F Worldwide in which Mr. Perelman agreed that, if M&F Worldwide determines in its good faith reasonable judgment that Panavision is unable to make required payments of principal or interest under its bank credit facilities ("Credit Facilities") or senior subordinated notes ("Notes"), he or corporations under his control will provide such financial support to M&F Worldwide as may be required by Panavision in connection with such payments of principal and interest. The financial support from Mr. Perelman will be in an amount as M&F Worldwide determines. However, there can be no assurance that M&F Worldwide will make such determination or if such determination is made, whether such determination will be adequate and timely in order to meet the Company's needs, if such needs arise. Any follow-through investment by M&F Worldwide in Panavision would be on terms to be agreed between M&F Worldwide and Panavision. Also at closing of the M&F Purchase, Mafco Holdings delivered a letter to M&F Worldwide pursuant to which Mafco Holdings agreed that it or corporations under its control will disburse to M&F Worldwide an aggregate amount of $10.0 million to be invested by M&F Worldwide in Panavision (the "M&F Investment") if Panavision is unable to make required payments of principal or interest under its Credit Facilities or Notes, but in any event no later than December 31, 2001. Concurrently, M&F Worldwide delivered to Panavision a letter pursuant to which M&F Worldwide agreed that it would make available to Panavision an aggregate amount of $10.0 million, as required by Panavision to make payments of principal or interest under its Credit Facilities or Notes, but in any event no later than December 31, 2001, in exchange for subordinated debt, common stock or voting preferred stock of Panavision. The M&F Investment is conditioned upon M&F Worldwide having previously received an equivalent cash amount pursuant to its letter agreement with Mafco Holdings.

     Eight shareholders of M&F Worldwide brought suit against M&F Worldwide and its directors challenging the M&F Purchase as an alleged breach of fiduciary duty and seeking, among other things, rescission of the transaction. One of the shareholders has dismissed his claim pursuant to a settlement. The Company understands that the defendants in the remaining actions are vigorously defending the claims and have denied both any breach of duty and that rescission is a permissible remedy.

9.   EFILM

     On July 2, 2001, M&F Worldwide acquired all of the shares of Las Palmas Productions, Inc. ("EFILM"). EFILM is an operator of digital laboratories, serving the major studios, independent filmmakers, advertisers, animators, large format filmmakers and restoration clients. EFILM services include high resolution scanning, laser film recording of digital video and high definition images to film, and digital color timing. Panavision operates the EFILM business pursuant to various employment, license and lease agreements (together, the "EFILM Agreements" entered into between M&F Worldwide and Panavision, whereby the assets and employees of EFILM were leased to Panavision). In connection with the EFILM Agreements, expenses of approximately $0.6 million and $0.4 million have been included in cost of sales and other and selling, general and administrative expenses, respectively, in the accompanying condensed consolidated statements of operations. In addition, Panavision will pay M&F Worldwide a one-time cash payment equal to the greater of (a) 90% of the average annual EBITDA (as defined in the EFILM Agreements) of the EFILM business over a two year Incentive Period (as defined in the EFILM Agreements) or (b) $1.5 million, such payment to occur no earlier than 2004 and no later than 2007.

                                 PANAVISION INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

           QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2000

CAMERA RENTAL OPERATIONS

     Camera rental revenue for the third quarter of 2001 was $23.2 million. Revenue decreased $10.1 million, or 30.3%, compared to the third quarter of 2000. The decrease was primarily due to an unusually low level of worldwide feature film productions in the third quarter of 2001, following the robust feature film environment of the first half of the year. The shift in 2001 production occurred in anticipation of the possibilities of mid-year strikes by the Writers Guild of America and the Screen Actors Guild. Both of these labor negotiations were concluded at the end of the second quarter without any labor disruption.

     Cost of camera rental for the third quarter was $14.1 million, a decrease of $1.2 million, or 7.8%, from the third quarter of 2000, primarily due to lower maintenance cost on rental equipment and other costs associated with the lower volume.

LIGHTING RENTAL OPERATIONS

     Lighting rental revenue for the third quarter of 2001 was $6.4 million, a decrease of $5.7 million, or 47.1%, compared to the third quarter of 2000. The decrease was primarily due to lower levels of feature film production worldwide.

     Cost of lighting rental for the current quarter was $6.0 million, a decrease of $2.2 million, or 26.8%, from the third quarter of 2000. This change was primarily due to the decrease in lighting rental revenue.

SALES AND OTHER

     Sales and other revenue in the quarter declined $0.5 million, or 5.7%, from the third quarter of 2000. The decrease was primarily due to lower lighting filter and expendable sales worldwide, partially offset by revenue generated from EFILM (see Note 9).

OPERATING COSTS

     Selling, general and administrative expenses for the third quarter of 2001 were $14.2 million, an increase of $0.8 million from the third quarter of 2000. The increase reflects approximately $3.0 million of additional goodwill and intangible amortization resulting from the fair value adjustments arising from the M&F Purchase, offset by the impact of cost reduction measures implemented during the year.

     Research and development expenses for the current quarter were $1.2 million, a decrease of $0.2 million, or 14.3%, from the third quarter of 2000. The decrease was primarily due to lower costs related to the development of products for digital application.

INTEREST, TAXES AND OTHER

     Net interest expense for the third quarter of 2001 was $9.6 million, a decrease of $3.0 million, or 23.8%, from the third quarter of 2000. The decrease reflects lower interest rates as compared to the third quarter of 2000.

                                 PANAVISION INC.

     Foreign exchange gain for the third quarter of 2001 was $0.7 million, as compared to a loss of $0.8 million from the third quarter of 2000. The change is primarily due to the impact of the strengthening of the British Pound on U.S. Dollar denominated payable balances held in the U.K.

     The tax benefit was $2.6 million for the third quarter of 2001, as compared to a tax provision of $1.4 million for the third quarter of 2000. In the quarter, the Company recorded a deferred income tax benefit of approximately $3.0 million associated with domestic tax losses which was partially offset by the recording of a provision relating to taxes associated with profitable foreign operations and foreign taxes withheld at source. For the third quarter of 2000, no corresponding tax benefit was recorded for U.S. losses.


           NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

CAMERA RENTAL OPERATIONS

     Camera rental revenue for the nine months ended September 30, 2001 was $98.3 million. Revenue increased $5.0 million, or 5.4%, compared to the nine months ended September 30, 2000. The increase in rental revenue reflects higher rental revenue associated with worldwide feature film production, however, major studio feature film starts for the first nine months of 2001 were below the level of the first nine months of 2000. Revenue growth was also the result of strong revenue for North American series television.

     The increase in features and series television revenue for the first nine months of 2001 was partially offset by lower revenue associated with television commercials, reflecting a weak television commercial market worldwide. The year-to-year decline is in comparison to a 2000 commercial market that was adversely impacted by a Screen Actors Guild strike from May 2000 through October 2000. Exchange rate changes adversely affected the year-to-year comparisons by almost $3.1 million reflecting the impact of weaker European and Australian currencies versus the U.S. Dollar.

     Cost of camera rental for the nine months ended September 30, 2001 was $44.5 million, a decrease of $1.4 million, or 3.1%, from the nine months ended September 30, 2000, primarily reflecting lower maintenance cost on rental equipment and the favorable impact of translating expenses of operations denominated in weaker currencies to the U.S. Dollar.

LIGHTING RENTAL OPERATIONS

     Lighting rental revenue for the nine months ended September 30, 2001 was $23.4 million, a decrease of $5.8 million, or 19.9%, compared to the nine months ended September 30, 2000. The decrease was primarily due to lower levels of feature film production. Exchange rate changes adversely affected the year-to-year comparisons by approximately $1.7 million.

     Cost of lighting rental for the nine months ended September 30, 2001 was $19.5 million, a decrease of $1.9 million, or 8.9%, from the nine months ended September 30, 2000. The change reflects decreased costs associated with the lower lighting rentals worldwide.

SALES AND OTHER

     Sales and other revenue in the nine months ended September 30, 2001 was $25.3 million, a decrease of $0.6 million or 2.3% from the nine months ended September 30, 2000. The decrease was primarily due to a decrease in film stock and lighting filter sales, partially offset by revenue generated by EFILM (see
Note 9).

                                 PANAVISION INC.

OPERATING COSTS

     Selling, general and administrative expenses for the nine months ended September 30, 2001 were $44.9 million, an increase of $2.2 million, or 5.2%, as compared to the nine months ended September 30, 2000. The increase was due to approximately $5.4 million of additional goodwill and intangible amortization resulting from the fair value adjustments arising from the M&F Purchase, offset by the impact of cost reduction measures implemented during the year.

     Research and development expenses for the nine months ended September 30, 2001 were $4.3 million, a decrease of $0.3 million, or 6.5%, from the nine months ended September 30, 2000. The decrease was due primarily to lower costs related to the development of products for digital application.

INTEREST, TAXES AND OTHER

     Net interest expense for the nine months ended September 30, 2001 was $32.9 million, a decrease of $3.1 million, or 8.6%, as compared to the nine months ended September 30, 2000. The decrease primarily reflects lower interest rates as compared to the nine months ended September 30, 2000.

     Foreign exchange loss for the nine months ended September 30, 2001 was $0.3 million, a decrease of $2.2 million from the nine months ended September 30, 2000. The decrease is primarily due to lower balances which generate foreign transaction gains and losses, and lower fluctuations in foreign exchange rates.

     The tax benefit was $4.0 million for the nine months ended September 30, 2001, as compared to a tax provision of $2.9 million for the nine months ended September 30, 2000. In connection with the M&F Purchase, the Company recorded a deferred income tax benefit of approximately $3.0 million resulting from the reversal of the valuation allowance. The Company also recorded an income tax benefit of $4.0 million resulting from the benefit associated with domestic tax losses. The tax benefit was partially offset by the recording of a $2.9 million provision relating to profitable foreign operations and foreign taxes withheld at source. For the nine months ended September 30, 2000, no corresponding tax benefit was recorded for U.S. losses. See Note 6 of the 2000 Form 10-K for a discussion of the Tax Sharing Agreement and Note 8 above for discussion of the new Tax Sharing Agreement entered into as a result of the M&F Purchase.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain information from the Company's Condensed Consolidated Statements of Cash Flows for the periods indicated (in thousands):

                                                                  NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                          ---------------------------
                                                              2001            2000
                                                          -----------     -----------
Net cash provided by (used in):
Operating activities..................................    $    27,251     $    12,296
Investing activities..................................        (18,557)        (25,639)
Financing activities..................................         (9,477)          8,618

     Cash provided by operating activities, for the nine months ended September 30, 2001, totaled $27.3 million comprised of the net loss of $8.6 million, adjusted for depreciation and amortization of $34.6 million and the amortization of the discount on the Notes of $14.4 million, offset by the net change in working capital (excluding cash) and other miscellaneous items totaling $13.1 million. Total investing activities of $18.6 million included $19.3 million of capital expenditures, offset by $0.7 million in proceeds received from the disposition of fixed assets. The majority of the capital expenditures were used to manufacture camera rental systems and accessories. Cash used in financing activities was $9.5 million, primarily reflecting a decrease in net borrowings under the Credit Agreement.

                                 PANAVISION INC.

     As of September 30, 2001, amounts outstanding under the Credit Agreement were $203.3 million and $85.5 million for the term facilities and revolving facility, respectively. The revolver is a six-year facility with a maximum aggregate principal amount of $100.0 million. The Company had outstanding subordinated notes (the "Notes") of approximately $211.2 million (exclusive of a step-up in basis of $3.7 million recorded in connection with the M&F Purchase).

     The Company intends to use the cash provided by operating activities to make additional capital expenditures to manufacture camera systems and accessories and purchase other rental equipment. Although there can be no assurance, the Company believes that its existing working capital together with borrowings under the Credit Agreement and anticipated cash flow from operating activities will be sufficient to meet its expected operating and capital spending requirements for the foreseeable future. The Company will not be required to pay interest on the Notes until August 1, 2002.

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

     At the closing of the M&F Purchase, Ronald O. Perelman, the sole owner of Mafco Holdings, delivered a letter to M&F Worldwide in which Mr. Perelman agreed that, if M&F Worldwide determines in its good faith reasonable judgment that Panavision is unable to make required payments of principal or interest under its Credit Facilities or Notes, he or corporations under his control will provide such financial support to M&F Worldwide as may be required by Panavision in connection with such payments of principal and interest. The financial support from Mr. Perelman will be in an amount as M&F Worldwide determines. However, there can be no assurance that M&F Worldwide will make such determination or if such determination is made, whether such determination will be adequate and timely in order to meet the Company's needs, if such needs arise. Any follow-through investment by M&F Worldwide in Panavision would be on terms to be agreed between M&F Worldwide and Panavision. Also at closing of the M&F Purchase, Mafco Holdings delivered a letter to M&F Worldwide pursuant to which Mafco Holdings agreed that it or corporations under its control will disburse to M&F Worldwide an aggregate amount of $10.0 million to be invested by M&F Worldwide in Panavision (the "M&F Investment") if Panavision is unable to make required payments of principal or interest under its Credit Facilities or Notes, but in any event no later than December 31, 2001. Concurrently, M&F Worldwide delivered to Panavision a letter pursuant to which M&F Worldwide agreed that it would make available to Panavision an aggregate amount of $10.0 million, as required by Panavision to make payments of principal or interest under its Credit Facilities or Notes, but in any event no later than December 31, 2001, in exchange for subordinated debt, common stock or voting preferred stock of Panavision. The M&F Investment is conditioned upon M&F Worldwide having previously received an equivalent cash amount pursuant to its letter agreement with Mafco Holdings. Without the support described above, Panavision anticipates that, in order to pay the principal amount at maturity of its Credit Facilities or of the Notes or upon an acceleration of the maturity of the Notes as a consequence of an Event of Default (as defined in the Notes), or to repurchase the Notes upon the occurrence of a Change of Control (as defined in the Notes), Panavision will be required to adopt one or more alternatives to raise capital, such as seeking capital contributions or loans from its affiliates, refinancing its indebtedness or selling its equity securities. Except as noted above, none of the affiliates of the Company will be required to make any capital contributions or other payments to the Company with respect to the Company's obligations on the Credit Facilities or Notes, and the obligations of the Company with respect to the Credit Facilities or Notes will not be guaranteed by any affiliate of the Company or any other person. There can be no assurance that any of the foregoing actions could be effected on satisfactory terms, that they would be sufficient to enable the Company to make any payments in respect of the Credit Facilities or Notes when required or that any of such actions would be permitted by the terms of the Indenture or the debt instruments of Panavision then in effect.

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

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q for the period ended September 30, 2001, as well as certain of the Company's other public documents and statements and oral statements contain forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements.

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

ITEM 2.    CHANGES IN SECURITIES

           There were no modifications made to the rights of stockholders of any class of securities during the quarter ended September 30, 2001.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           There were no events of default upon senior securities during the quarter ended September 30, 2001.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           There were no matters submitted to a vote of security holders during the third quarter of 2001.

ITEM 5.    OTHER INFORMATION

           No additional information need be presented.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits - None
(b) There were no Current Reports on Form 8-K filed in the third quarter of 2001.

                                 PANAVISION INC.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                       PANAVISION INC.

Date: November 12, 2001                By:          /S/ JOHN S. FARRAND
      -----------------                    -------------------------------------
                                                      John S. Farrand
                                           President and Chief Executive Officer
                                                       and Director


Date: November 12, 2001                By:         /S/ SCOTT L. SEYBOLD
      -----------------                    -------------------------------------
                                                     Scott L. Seybold
                                               Executive Vice President and
                                                  Chief Financial Officer