Form 10-K
period 2001-12-31
PANAVISION INC
filed 2002-03-29
CIK 1022911

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K


            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2001

                                     OR


           |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _______ to _______
                     Commission file number: 001-12391


                              Panavision Inc.
------------------------------------------------------------------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on March 26, 2002 was approximately $5 million. As of March 26, 2002, there were 8,769,919 shares of Panavision Inc. Common Stock outstanding.


         Portions of the registrant's 2002 definitive proxy statement, issued in connection with the annual meeting of stockholders, are incorporated by reference in Part III of this Form 10-K.


         This Form 10-K is being distributed to stockholders in lieu of a separate annual report.





                              Panavision Inc.

                    INDEX TO ANNUAL REPORT ON FORM 10-K

                    For the Year Ended December 31, 2001

                                                                                                    PAGE
                                                                                                    ----
                                   PART I

Item 1        Business...........................................................................      1

Item 2        Properties.........................................................................     10

Item 3        Legal Proceedings..................................................................     10

Item 4        Submission of Matters to a Vote of Security Holders................................     10



                                  PART II

Item 5        Market for Registrant's Common Equity and Related Stockholder Matters..............     11

Item 6        Selected Financial Data............................................................     12

Item 7        Management's Discussion and Analysis of Financial Condition and
              Results of Operations..............................................................     14

Item 8        Financial Statements and Supplementary Data........................................     25

Item 9        Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure...........................................................     25



                                  PART III

Item 10       Directors and Executive Officers of the Registrant.................................      *

Item 11       Executive Compensation.............................................................      *

Item 12       Security Ownership of Certain Beneficial Owners and Management.....................      *

Item 13       Certain Relationships and Related Transactions.....................................      *



                                  PART IV

Item 14       Exhibits, Financial Statement Schedules and Reports on Form 8-K....................     26



-------------------

* Incorporated by reference from Panavision Inc.  2002 Proxy Statement.




                                   PART I
Item 1.  Business

Business Overview

     Panavision Inc. (the "Company" or "Panavision") is a leading designer, manufacturer and supplier of high precision camera systems, comprising cameras, lenses and accessories, for the motion picture and television industries. The Company estimates that in 2001, Panavision equipment was used in approximately 75% of feature films produced by major motion picture studios and over half of the English and French speaking independent feature films worldwide. Panavision camera systems have been widely used in the filming of major motion pictures over the last several decades, including the recent box office hits HARRY POTTER AND THE SORCERER'S STONE, PEARL HARBOR, GLADIATOR, THE MATRIX and TITANIC. The Company also estimates that in 2001 it supplied camera equipment to over 75% of North American prime time episodic or "series" network and cable television productions shot on film, such as THE WEST WING, E.R., FRASIER, THE SOPRANOS and FRIENDS. Panavision is also a leading supplier of camera systems to the television commercial market in North America, Europe and the Asia Pacific region.

     The Company believes that its position as an industry leader results from its broad range of technologically superior and innovative products, its long-standing collaborative relationships with filmmakers and studios, its dedication to customer service, its breadth of its camera equipment inventory and its unique worldwide distribution network. Panavision is also the only supplier of cinematography equipment that manufactures a complete camera system incorporating its own proprietary prime and zoom lenses, the most critical components of a camera system. The Company is also the only major manufacturer of cameras and lenses that is located near Hollywood. In contrast, Panavision's manufacturing competitors are located primarily in Europe and sell their products to rental companies, which then rent the equipment to the ultimate user.

     Unlike equipment manufactured by its competitors, Panavision camera systems are not available for sale, but instead are rented exclusively through the Company's domestic and international owned-and-operated facilities and a network of independent agents. As the only vertically integrated provider of camera systems to the film and television industries, Panavision believes it is better able to meet its customers' needs effectively. Panavision is the only supplier of cinematographic equipment that has a network of rental offices and maintenance facilities throughout North America, Europe and the Asia Pacific region. Renting equipment, rather than purchasing equipment, is more cost-effective for feature film, television and commercial producers given the periods of inactivity typically experienced between productions. By renting camera systems from Panavision, its customers are ensured continual access to state-of-the-art equipment as well as the availability of the proper equipment combinations for each specific project.

     In addition to manufacturing and renting camera systems, the Company also has rental operations providing lighting, lighting grip, power distribution, generation and related transportation equipment. These operations include Lee Lighting, the largest lighting rental company in the United Kingdom, as well as other owned-and-operated facilities in Toronto, Canada and Australia. Recently, Lee Lighting supplied the lighting needs of such major films as HARRY POTTER AND THE SORCERER'S STONE, TOMB RAIDER and GLADIATOR. The Company also manufactures and sells lighting filters and other color-correction and diffusion filters through its Lee Filters operation.

     Panavision believes it is well-positioned to take advantage of the emerging markets for the capture of images in digital format and the use of digital technologies for post production work. See "- Market Overview - Digital" for a description of the digital market. Panavision offers a complete state-of-the-art high definition digital camera system comprised of a modified version of Sony's 24P CINEALTA(TM) high definition digital camera, coupled with Panavision's new series of specially designed PRIMO DIGITAL(TM) lenses and other accessories for use in the motion picture and television industries. Panavision accesses the Sony high definition camera through DHD Ventures, LLC, a joint venture established in July 2000 with Sony Electronics Inc. ("Sony"). The Sony/Panavision system has been used on a variety of feature films, series television programs and commercials, including the first digital major feature film, STAR WARS EPISODE II.

     Panavision entered the post production segment of the digital market when, in July 2001, it began operating EFILM pursuant to various agreements between Las Palmas Productions, Inc. ("Las Palmas"), a subsidiary of M&F Worldwide Corp. ("M&F Worldwide"), and us. Using proprietary software that Panavision believes distinguishes EFILM from its competitors, EFILM provides the post production services of (i) high-resolution scanning of film, (ii) digital color timing, (iii) laser film recording of digital video and high definition images to film and (iv) digital mastering to major film studios, independent filmmakers, advertisers, animators, large format filmmakers and restoration clients. EFILM has worked on such films as TITANIC and the upcoming releases of SPIDERMAN and the third film in the AUSTIN POWERS series.

     Panavision was incorporated in Delaware in 1990. Predecessors of Panavision have been engaged in the design and manufacturing of cinematography equipment since 1954. The Company's principal executive office is located at 6219 De Soto Avenue, Woodland Hills, California 91367 and its telephone number is (818) 316-1000.

Market Overview

     The demand for cinematographic equipment is driven by the number and complexity of feature films, television programs and commercials being produced. Increases in the number of action films and special effects in feature film and television productions increases the range and volume of equipment required and lengthens the rental period. Increases in the number of television networks and channels and in the networks' demand for original programming has also driven the increased use of camera systems.

     Feature Films
     Panavision views feature films in two categories: major studio features and independent features. Major studio features are typically large-budget productions requiring a greater range and volume of camera and lighting equipment, thus providing greater revenue potential for the Company. The average feature film rental is for 10 to 12 weeks. The camera and lighting rental revenue potential from feature films is dependent on the number and types of productions filmed in any given year. Since 1995, major studio feature film starts per year have ranged from as low as 101 to as high as 146. In 2001, Panavision estimates that major studio feature film starts were 115. We estimate that worldwide independent English-speaking feature film starts since 1995 have ranged from 208 to
576. In 2001, we estimate that independent English-speaking feature film starts were 208.

     Episodic Television
     The episodic or "series" television market in North America is comprised primarily of dramas, situation comedies and action programs produced on film, which are aired in both prime and non-prime time slots. These programs are broadcast on the major television networks as well as on cable networks. The average series television program rental is for 26 weeks. Panavision has been established for many years as the market leader, supplying equipment to over 75% of North American prime time series television productions produced on film. The Company believes it will continue to be a strong supplier to this market as it continues to offer its customized equipment designed for television production which it believes provides both economic and qualitative benefits to its customers.

     Commercials
     Although the production of a commercial generally last for only one to seven days, daily rental rates for camera systems are equivalent to feature film rental rates and represent a significant part of the camera equipment rental market worldwide. Many of the creative people involved in the filming of commercials seek to distinguish their products by using innovative techniques requiring technologically advanced equipment -- the ability to achieve a unique "look," which the Company believes can, in many cases, be achieved best by using Panavision products. By pursuing opportunities to expand its presence in the television commercial market, the Company believes that it can develop brand loyalty to Panavision products and beneficial long-term relationships with directors and cinematographers, many of whom begin their careers filming television commercials.

      Digital
      The production of feature films involves three distinct phases: 1) image capture; 2) post production; and 3) distribution/exhibition.

         Image Capture. Image capture refers to the recording of images in a camera. Currently, major theatrical productions are predominantly captured on 35mm film, although with recent advancements in digital equipment, digital capture may become more prevalent in the future. Since the camera lens is the most important factor in image quality, the Company believes that the superior quality of its PRIMO DIGITAL(TM) lenses that it couples with Sony's 24P CINEALTA(TM) high definition digital camera and currently offers to the motion picture and television industries positions it to compete effectively if digital becomes the capture medium of choice.

         Post Production. At the conclusion of production, the captured images are then processed in a variety of steps including color timing, the insertion of digital effects, and titling. The post production phase has traditionally been a chemical laboratory process, but this may change over time with the advent of the digital intermediate. In the digital intermediate process, film negatives are scanned into the computer using high resolution scanning equipment and remains in the digital format throughout the post production process. This method provides a significant improvement in the quality of theatrical release prints because when the images are converted to a digital format it does not suffer the significant degradation that occurs in the traditional film laboratory chemical process. EFILM's use of the digital intermediate process on both 35mm negatives and digital positions the Company to take advantage of the growing post production segment of the digital market.

         Distribution/Exhibition. The exhibition phase refers to the medium used to transfer and show the images to the ultimate viewer. In the example of a theatrical release, it refers to film or digital projection. Regardless of the speed of implementation of digital projection or whether digital projection is implemented at all, the choice of the exhibition medium will have limited impact on either the capture or post production decisions. This is because digital images in the post production phase may readily be recorded back to a 35mm negative, or any other distribution medium such as HD master, DVD, VHS, and television master.

Growth Strategy

     Panavision intends to pursue the following strategies to grow and enhance its position as the leading designer, manufacturer and supplier of high precision film camera systems for the motion picture and television industries.

     Increase Camera System Package Size. Panavision continues to focus its development efforts on value-added accessories that increase the overall size and rental price of a camera package. Since the average cost of camera rental represents less than 1% of the average major feature film budget, Panavision believes customers tend to place a higher priority on quality of service and the availability of a broad range of technologically superior equipment than on price considerations. In addition, films with more complex and extensive special effects, such as THE MATRIX and film series such as STAR WARS, require more expensive camera packages with more cameras, more lenses and value-added accessories. As an example of Panavision's ability to meet the needs of more complex films, it has provided the camera systems for every JAMES BOND film ever made.

     Develop New Products. Panavision intends to continue developing and manufacturing technologically superior cameras, lenses and accessories. Panavision's research and development group is currently comprised of mechanical, software, electronic and optical engineers, draftsmen and machinists. Additionally, the research and development group has a dedicated machine shop that manufactures prototype equipment. These internal capabilities enable Panavision to develop proprietary technology in collaboration with filmmakers to address their unique requirements and position the Company to develop new products.

         o HD Digital Camera Systems. Panavision offers a complete state-of-the-art high definition digital camera system comprised of a modified version of Sony's 24P CINEALTA(TM) high definition digital camera coupled with Panavision's new series of specially designed PRIMO DIGITAL(TM) lenses and other accessories. Panavision has designed this system to simulate a film system so that traditional film crews are comfortable with using the medium. The PRIMO DIGITAL(TM) lenses represent significant technological breakthroughs providing extremely high performance, which Panavision believes will provide it with the opportunity to build on its leadership position.

         o Broadcast Lenses. Panavision has developed significant expertise in the design, development and manufacture of high performance lenses used in the feature film, series television and commercial markets. The Company believes this expertise uniquely positions it to pursue new opportunities in the optical field outside of its existing markets. Panavision's strategy is to seek out markets and products where high performance optics add value and can drive high margins. The first niche market Panavision has identified is high zoom range lenses for the sports broadcast market. Present lens technology has maximum performance at 90:1 magnification. Using a breakthrough design technology, Panavision has designed a lens that may significantly outperform its competitors' products. Panavision expects these lenses to be available to customers beginning in 2003.

     EFILM. EFILM has been a pioneer in the digital post production market with the evolution of the digital intermediate process. A digital intermediate replaces the portion of post production that currently uses a film laboratory chemical process. In the digital intermediate process, the film negative is scanned into a computer using high resolution scanning equipment and remains in a digital format throughout the processes of color timing, insertion of digital effects, opticals and titles. The digital intermediate process provides a significant improvement in quality of theatrical release prints because when the image is converted to a digital format it does not suffer the significant degradation that occurs in the traditional film laboratory chemical process. The digital process also provides the ability to creatively color time and selectively add color and effects to any frame of film in a manner previously not possible in film processing. This results in a digital master that can be used to provide all distribution mediums. For cinema release, the digital master is recorded back to 35mm negative. The digital master can also be used to create a digital cinema release, HD master, DVD, VHS and television master. WE WERE SOLDIERS used the EFILM digital intermediate process. Panavision believes that the digital intermediate process will replace film intermediates over the next few years for images captured on film as well as images captured digitally.

Camera Rental Operations

     Panavision supplies cinematographic equipment, such as cameras, lenses and accessories, to its customers on a project-by-project basis. The Company has a rental inventory of thousands of cameras and lenses, as well as associated accessories (including non-Panavision manufactured equipment). Located throughout North America, Europe and the Asia Pacific region, the Company rents its equipment through its network of owned-and-operated rental facilities and independent agents. This network provides Panavision with a competitive advantage, as it is the only rental company that offers clients equipment and service on a national and worldwide basis.

     Camera System Products

     The Company is the only provider of camera systems with an integrated design that provides customers with compatible products that are available worldwide. Each camera package rented for a project is comprised of a number of camera systems, each of which includes a camera, lenses and accessories. A cinematographer's needs may include, for example, a sync-sound camera, such as the Platinum PANAFLEX(R) and a high-speed PANASTAR(R) camera. Each camera's rental price includes a variety of accessories such as eyepieces, viewfinders, cables and brackets.

         Film Cameras. There are two basic types of motion picture cameras--Synchronous, or "sync-sound," and Mit Out Sound (MOS). Sync-sound cameras are used to shoot pictures while recording dialogue. MOS cameras are used primarily to shoot high-speed footage and special effects and may also be used as backup cameras in situations where dialogue is not being recorded. The Company's camera inventory consists of both sync-sound and MOS cameras with various features and at a range of prices. While the majority of the Company's sync-sound cameras are 35mm cameras, the Company also has 16mm cameras, which are used primarily to film episodic television shows, and 65mm cameras, which are used primarily to film special effects and special venue presentations.

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


         Film Lenses. Panavision develops, designs and manufactures its own prime (fixed focal length) and zoom lenses, the most critical component affecting picture quality and an important consideration for the filmmaker. For many years, the Company specialized in anamorphic lenses, which are used for the wide-screen movie format. While the Company remains the world's leading supplier of these lenses, it has also designed and developed another series of prime and zoom lenses specifically for cinematography applications. The Company created a line of advanced spherical lenses for the non-wide screen format, producing its proprietary PRIMO PRIME(R) and PRIMO ZOOM(R) lenses. The Primo lenses have performance characteristics that exceed the other lenses available in the marketplace.

         HD Digital Camera Systems. Panavision offers a complete high definition digital camera system comprised of a modified version of Sony's 24P CINEALTATM high definition digital camera coupled with Panavision's new series of specially designed PRIMO DIGITALTM lenses and other accessories. The PRIMO DIGITALTM lenses represent significant technological breakthroughs providing extremely high performance which the Company believes will provide it with the opportunity to build on its leadership position for many years to come. In July 2000, Panavision established a joint venture with Sony which enables the Company to offer this complete camera system. Under the operating agreement of DHD Ventures, LLC ("DHD Ventures"), Panavision and Sony have 51% and 49% ownership interests, respectively, and each have equal voting power. Pursuant to the operating agreement and various related agreements, DHD Ventures purchases high definition digital cameras from Sony and rents these cameras and other camera related equipment exclusively to the Company. Pursuant to the operating agreement, if the Company undergoes a change of control involving one of Sony's competitors, the Company may be required to purchase Sony's 49% interest in the venture. In connection with this joint venture, Sony purchased 714,300 shares of Panavision Common Stock and obtained a presently exercisable warrant to purchase an additional 714,300 shares of Panavision Common Stock. Panavision and Sony also entered into a registration rights agreement which grants to Sony demand registration rights under the Securities Act of 1933, as amended, subject to certain limitations and conditions, for the shares of Panavision Common Stock that Sony has purchased and for any Common Stock it acquires upon exercise of its warrant. The Company's development arrangement with Sony is intended to allow the Company to stay at the forefront of proprietary digital camera technology.

         Accessories. In order to provide its customers with a fully integrated camera system, the Company frequently introduces new camera accessories and currently offers an extensive range of products requested by and developed in conjunction with filmmakers. Certain accessories may reduce overall production costs by lowering the labor intensiveness of the production process and thereby decreasing the shooting days. Moreover, an accessory product often achieves such widespread acceptance among the Company's customers that the Company incorporates it into the base camera package, thereby increasing the rental price of the overall package.

     Research and Product Development

     The Company's research and development group is comprised of mechanical, software, electronic and optical engineers, draftsmen and machinists. Additionally, the research and development group has a dedicated machine shop that manufactures prototype equipment. These internal capabilities enable the Company to develop proprietary technology in collaboration with filmmakers to address their unique requirements. The Company has long been a leader in the research and development of film camera lenses. Since the first Panavision lens was introduced in 1957, the Company has introduced many innovative spherical and anamorphic lenses, including the Primo series, which won Academy Awards in 2002, 1999, 1995, 1994, 1991 and 1990. In 2000, the Company launched a new series of specially designed PRIMO DIGITALTM lenses for use with the Sony 24P CINEALTATM digital camera. These lenses are among the most sophisticated and highest performing lenses the Company has ever produced.

     Research and development expense for the years ended 2001, 2000 and 1999 was $5.0 million, $6.2 million and $6.1 million, respectively.

     Manufacturing and Assembly

     The Company manufactures cameras, lenses and accessories designed by the Company's in-house research and development staff. The Company has approximately 240 non-union employees at its 150,000 square foot manufacturing facility in Woodland Hills, California, located near Hollywood.

     The Company develops and designs all the critical components for its camera systems, including the camera movement and lens. An entire camera system consists of hundreds of parts, each carefully produced, assembled and tested. The manufacturing process takes up to four months and primarily involves the fabrication and assembly of camera and lens components by highly skilled workers, each of whom generally has an area of specialization. Following the assembly process, each camera system is rigorously tested to achieve the high standard of performance that customers expect from Panavision.

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

     After preliminary decisions have been made with respect to the proper camera package, the camera equipment is delivered to a preparation room in one of the Company's facilities reserved for that filmmaker. The filmmaker, together with his or her own and Panavision's representatives, then inspects, tests and experiments with the equipment at the facility's prep floor, sound stage, film studio and screening room.

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

     Panavision owns and operates camera rental and camera and lighting rental facilities worldwide in North America, Europe and the Asia Pacific region.

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

     For information as to the Company's operations in different geographical areas, see Note 11 of Notes to the Consolidated Financial Statements of the Company included elsewhere in this Form 10-K.

     Competitive Strengths

     Panavision's leading market position is demonstrated by its premier brand name recognition and strong market share of the major studio feature films worldwide and North American episodic television programs. Panavision's leading position results from the following competitive strengths, which it believes provide substantial barriers to entry into Panavision's business.


         Reputation for Quality and Technologically Advanced Products. Panavision is recognized in the motion picture and television industries as the preeminent brand name for cinematography equipment and the industry leader in the development of high quality, technologically advanced camera systems, lenses and accessories. Since its inception in 1954, Panavision has continually introduced camera systems, lenses and accessories that have become industry standards. Panavision has been awarded two OSCARs(R) and 23 other Academy Awards granted for Scientific and Technical Achievement, including a 2002 award for the PRIMO MACRO ZOOM(R) lens, a 2001 award for the MILLENNIUM(R) XL camera system, a 2000 award for the MILLENNIUM(R) camera viewfinder, a 1999 award for the development of the Primo lens series, and a 1998 award for the Panavision/Frazier Lens System. Panavision has received two EMMY(R) awards, including one in July of 2000 for the development of the MILLENNIUM(R) XL camera system and another in 2001 for the development of the Primo lens series. Since 1990, nine cinematographers who have won the OSCAR for Best Cinematography, including the cinematographers of AMERICAN BEAUTY, SAVING PRIVATE RYAN and TITANIC, used Panavision camera systems.


         Range and Breadth of Camera Equipment. Panavision believes that it has the world's largest inventory of camera systems, with thousands of cameras and lenses. It also offers a broad range of choices, including equipment that is exclusively available through Panavision and its agents as well as equipment manufactured by others. The Company is able to upgrade its existing inventory to meet continually changing market demands, thereby reducing obsolescence, achieving better control of inventory and product availability and providing its customers with access to the latest technological advances. Panavision believes that the range and breadth of its camera inventory enable it to provide camera systems to a greater number of film productions throughout the world than any of its competitors and to serve multiple large-scale feature film productions simultaneously.

         Long-Lasting Relationships with Filmmakers. As a result of Panavision's significant relationships with cinematographers, directors and producers and its leading market position, Panavision gains early access to productions and often is able to influence the selection of camera systems. These relationships foster a cooperative effort to design and produce unique systems and accessories that meet filmmakers' creative needs. Additionally, Panavision offers instruction and training in the handling of Panavision equipment to young directors and cinematographers while they are still in film school and thereafter, thereby developing loyalty to Panavision and providing a foundation for Panavision to sustain its strong market position. In addition, Panavision is the only major manufacturer of cameras and lenses in the Hollywood area, enabling the Company to maintain its close relationships with Hollywood filmmakers and to respond rapidly to its customers' needs.

         Unique Manufacturing and Distribution Model. Panavision is the only vertically integrated provider of camera systems, lenses, and accessories to the film, network television and television commercial industries. By renting camera systems from Panavision, its customers are ensured continual access to state-of-the-art equipment as well as the availability of the proper equipment combinations for each specific project. The Company's control over the design, development, manufacturing and distribution processes enables it to (i) rapidly incorporate technological developments and filmmakers' suggestions into new products, (ii) maintain product exclusivity and (iii) offer products with greater quality and higher performance at a premium price.

         Dedication to Customer Service. The Company's customer service, repair and maintenance personnel are "on call" and available to assist customers 24 hours a day. In order to provide filmmakers with a high level of support, the Company sends marketing representatives and technicians to film production sets to provide advice or immediate assistance with any equipment needs or questions. The Company assigns to each production a sales representative who possesses skills and experience appropriate to the needs of that production in an attempt to foster a strong and lasting working relationship with the customer. In addition, as part of its customer service activities, the Company often develops, customizes or procures equipment for specific customers or projects. Central to Panavision's customer service philosophy is its maintenance and repair team, which services all equipment between projects to ensure the quality and reliability of its equipment.

         Worldwide Distribution Network. Panavision is the only camera and lighting operation with an extensive worldwide distribution network, including 28 owned and operated facilities throughout North America, Europe and the Asia Pacific region. These facilities offer a large inventory of rental equipment, on-site technical expertise, knowledgeable market specialization in feature films, episodic television and commercials and strong customer support. The Company also serves its customers through a network of 26 international third-party agent offices, who are responsible for the rental of the Company's equipment in locations that are not served by its owned and operated facilities. Panavision's extensive network for the distribution of its products instills confidence in its customers that they can receive the level of quality and customer service they expect from Panavision for their cinematography equipment needs worldwide.

         Experienced Management. Panavision's management team provides depth and continuity of experience, with an average of 20 years of industry experience. Panavision's senior management has developed relationships over many years with influential individuals in the motion picture and television industries, a central aspect of its ability to maintain its strong market share. Panavision's management team has also been instrumental in developing new technologies in the industry.

     Competition

     The market for high-precision cinematography equipment is highly competitive, primarily driven by technology, customer service and price. As a manufacturer of cinematography equipment, the Company has one primary competitor, Arriflex, based in Munich, Germany. Arriflex manufactures only cameras and certain accessories, primarily for sale to rental houses and individuals that are not the end users. Because Panavision manufactures lenses, cameras, and a full range of accessories, has close relationships with filmmakers and has in-house design and manufacturing capabilities, the Company believes that it is better able to develop the innovative camera systems demanded by its customers.

     As a renter of cinematography equipment, the Company competes with numerous rental facilities, which must purchase their equipment from other manufacturers and then rent that equipment to their customers. While the overall rental business is price competitive and subject to discounting, the Company has chosen to compete on the basis of its large inventory base, technologically advanced proprietary products, broad product line, extensive sales and marketing force and commitment to customer service. The Company believes that it, as both the manufacturer and rental house, is able to respond to many user requests on shorter notice and more effectively than its rental competitors. In addition to its existing competitors, the Company may encounter competition from new competitors, as well as from new types of equipment, such as digital cameras. Although the Company believes that, through its joint venture with Sony, DHD Ventures, it is well positioned to capitalize on potential growth in the digital capture market, it is new and the Company cannot predict whether or how quickly the rental market for digital cameras will grow.

Lighting Rental Operations

     In addition to manufacturing and renting camera systems, the Company rents lighting, lighting grip, transportation and distribution equipment and mobile generators used in the production of feature films, television programs and commercials, outside broadcasts and other events from its owned-and-operated facilities located in the United Kingdom, Toronto, Canada and Australia. Panavision's extensive inventory of lighting equipment enables various lighting operations to service projects with large-scale equipment and personnel requirements, such as feature films, while still maintaining sufficient capacity to service other projects simultaneously. Panavision's worldwide lighting rental operations employ senior management who have developed relationships over many years with influential individuals in the motion picture and television industries. Under this management there is a sizable field force of gaffers and electricians who work exclusively with Panavision.

     These operations include Lee Lighting, the largest lighting rental operation in the United Kingdom. It maintains the largest rental asset base of lighting equipment, transport, mobile generators and power distribution equipment in the United Kingdom. Lee Lighting currently has the largest inventory of lampheads, the core element of lighting equipment used by filmmakers in all areas of the industry, in the United Kingdom.

     Lee Lighting operates lighting rental operations in London, Bristol and Manchester, England and Glasgow, Scotland, each of which has its own rental inventories. From these four locations, Lee Lighting is able to service any production in England, Wales or Scotland. In addition, Lee Lighting maintains a rental base at Shepperton Studios, the second largest studio complex in the United Kingdom for the production of feature films. Lee Lighting is the only lighting company in the United Kingdom that supplies its own electricians in connection with the rental of its equipment. This service force is on call 24 hours a day, seven days a week and is supplemented by freelance labor when required.

     In 1999, Panavision expanded its lighting business geographically into Australia through the acquisition of lighting assets from several small local lighting rental operations. The lighting assets were acquired primarily in the second quarter of 1999.

     Competition

     Panavision's lighting rental operations service both the motion picture and television industries, including studio programs, outside broadcasts and commercials. These markets require a similar range of lighting productions and related support equipment; however, feature films and episodic television programs generally require larger equipment packages than commercials. The composition of equipment packages is frequently determined by the producer, director or cinematographer, who may desire a specific type of image or lighting effect. Although Panavision's worldwide inventory of lighting equipment is extensive, the lighting rental market is price competitive. Because film and television productions tend to rent lighting equipment from rental agencies in the territories where the productions are filmed, the rental revenue generated from Panavision's lighting rental operations depends on the number of feature films, television programs and commercials being filmed in the areas near its operations.

Sales and Other Operations

     The Company manufactures and sells lighting filters through its Lee Filters operations in the United Kingdom and the United States. Panavision also operates the EFILM digital laboratories in the United States. In addition, the Company sells various consumable products such as film stock, light bulbs and gaffer tape, which are used in all types of production.

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

     EFILM provides the following post production services: (i) high-resolution scanning of film, (ii) digital color timing, (iii) laser film recording of digital video and high definition images to film, and
(iv) digital mastering. EFILM serves the major film studios, independent filmmakers, advertisers, animators, large format filmmakers and restoration clients. The EFILM digital laboratories are located in Hollywood.

Intellectual Property

     The Company relies on a combination of patents, licensing arrangements, trade names, trademarks, service marks, trade secrets, know-how and proprietary technology to protect its intellectual property rights. The Company owns or has been assigned or licensed domestic and foreign patents and patent applications relating to its cameras, lenses and accessories. The Company also owns or has been assigned several domestic and foreign trademark or service mark registrations including PANAVISION(R), PANAFLEX(R), PANAHEAD(R), PANALITE(R), PANAVID(R), PANASTAR(R), PRIMO ZOOM(R), PRIMO MACRO ZOOM(R), PRIMO-L(R), PRIMO DIGITALTM, 3-PERF(R), MILLENNIUM(R) and ULTRAVIEW(R), which, collectively, are material to its business.

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

Employees

     As of December 31, 2001, the Company had approximately 1,100 full-time employees, consisting of 440 employees based in North America, 530 employees based in Europe, and 130 employees based in the Asia Pacific region. The Company is not a party to any collective bargaining agreements. The Company believes that its relationships with its employees are good.

Item 2.  Properties

     The Company's headquarters and principal manufacturing facility are located at its 150,000 square-foot facility in Woodland Hills, California. The Company operates domestic rental facilities in Woodland Hills, Hollywood, Chicago, Dallas, Orlando and Wilmington. To service its international markets, Panavision operates rental facilities in Toronto and Vancouver, Canada; Dublin, Ireland; London (two) and Manchester, England; Glasgow, Scotland; Paris (two) and Marseilles, France; Prague, Czech Republic; Warsaw, Poland; Sydney (two), Queensland and Melbourne, Australia; and Auckland and Wellington, New Zealand. Lee Lighting operates rental facilities in London, Bristol and Manchester, England and Glasgow and Edinburgh, Scotland. Lee Filters has a sales operation in Burbank, California, as well as a manufacturing facility located in Andover, England. All of the Company's facilities are leased, with the exception of a small fabricating facility in Moss Vale, Australia and a facility located in Glasgow, Scotland, which are owned.

Item 3.  Legal Proceedings

     The Company is not engaged in any legal proceeding other than ordinary routine litigation incidental to its business. The Company does not believe that any such proceedings currently pending will have a material adverse effect on its business or financial condition.

     Shareholders of M&F Worldwide brought suits against M&F Worldwide and its directors challenging the M&F Purchase as an alleged breach of fiduciary duty and seeking, among other things, rescission of the transaction. One of the shareholders has dismissed his lawsuit pursuant to a settlement. The Company understands that the defendants and certain of the plaintiffs to the remaining litigation have reached a settlement of these claims that, if approved by the court, will result in a full release by all M&F Worldwide shareholders of the claims. The hearing on the request to approve the settlement is currently scheduled for May 13, 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the M&F Purchase.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.




                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Panavision Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "PVI." From time to time, the Company has fallen below certain continued listing criteria of the NYSE. Specifically, the Company has a total market capitalization of less than $50 million. The Company has been in communication with officials of the NYSE and has adopted a business strategy towards achieving the required standards in the future.

     As of March 26, 2002, there were approximately 812 holders of Panavision Common Stock comprised of approximately 63 record holders and 750 beneficial holders.


                                                                         Stock Sales Prices
                                                           ---------------------------------------------
                                                               High              Low            Closing
                                                           ----------        ----------       ----------
         2001
           First Quarter..............................     $    7.06         $    2.88        $    3.75
           Second Quarter.............................          6.02              3.75             5.95
           Third Quarter..............................          5.88              4.85             4.85
           Fourth Quarter.............................          5.00              4.50             4.60

         2000
           First Quarter..............................     $   11.75         $    4.31        $    9.00
           Second Quarter.............................          9.50              7.19             8.25
           Third Quarter..............................         10.00              6.63             6.94
           Fourth Quarter.............................          6.94              2.50             2.75


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


Item 6.  Selected Financial Data

     The following selected financial data has been derived from the Company's Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes thereto included elsewhere in this Form 10-K (in thousands, except share and per share amounts).



                                        Year ended December 31, 2001        Unaudited
                                     ----------------------------------
                                     Pre-M&F Purchase  Post-M&F Purchase    Combined
                                     ----------------  -----------------  -------------
                                       Period from        Period from        Year Ended                 Pre-M&F Purchase
                                                                                           ----------------------------------------
                                       January 1 to       April 20 to        December                Year ended December 31,
                                                                                 31,
                                      April 19, 2001   December 31, 2001      2001(1)       2000        1999      1998      1997(2)
                                     ----------------  -----------------  -------------  ---------   ---------  --------- ---------
  Statement of Operations Data:
  Revenue.........................      $ 65,809         $ 125,001        $  190,810     $ 204,628   $ 202,751  $ 192,886 $ 176,863
  Cost of revenue.................        32,004            72,395           104,399       110,295     110,608    105,068    90,879
                                       ----------       -----------      ------------   -----------  ---------- --------- ---------
  Gross margin....................        33,805            52,606            86,411        94,333      92,143     87,818    85,984
  Selling, general and
  administrative
     expenses....................         16,987            42,516            59,503        57,376      59,428     54,405    47,575

  Research and development
  expenses.......................          1,841             3,136             4,977         6,163       6,103      4,539     4,494

  Charges in connection with the
     Panavision Recapitalization
     (3).........................              -                -                 -              -           -     58,726         -
                                       ----------       -----------      ------------   -----------  ---------- --------- ---------
  Operating income (loss)........         14,977            6,954            21,931         30,794      26,612    (29,852)   33,915
  Net interest expense (3).......        (14,502)         (27,628)          (42,130)       (48,255)    (42,285)   (28,316)   (6,385)
  Net other income (expense).....             48              638               686         (1,303)      1,435      3,369     1,210
                                       ----------       -----------      ------------   -----------  ---------- --------- ---------
  Income (loss) before income
  taxes..........................            523          (20,036)          (19,513)       (18,764)    (14,238)   (54,799)   28,740
  Income tax benefit (provision).         (1,011)           6,511             5,500         (4,881)     (1,800)      (322)   (9,252)
                                       ----------       -----------      ------------   -----------  ---------- --------- ---------
  Net income (loss)..............       $   (488)        $(13,525)        $ (14,013)     $ (23,645)  $ (16,038) $ (55,121)  $19,488
                                       ==========       ===========      ============   ===========  ========== ========== ========
  Basic earnings (loss) per
   share.........................       $  (0.06)        $  (1.54)        $   (1.60)     $   (2.83)  $   (1.99) $  (4.35)   $  1.07
                                       ==========       ===========      ============   ===========  ========== ========== ========
  Diluted earnings (loss) per
  share..........................       $  (0.06)        $  (1.54)        $   (1.60)     $   (2.83)  $   (1.99) $  (4.35)   $  1.03
                                       ==========       ===========      ============   ===========  ========== ========== ========
  Shares used in computation -
  Basic..........................          8,770            8,770              8,77          8,366       8,056    12,673     18,174
  Shares used in computation -
  Diluted........................          8,770            8,770             8,770          8,366       8,056    12,673     19,012
  EBITDA (4).....................       $ 27,291         $ 43,788            71,079      $  69,612   $  65,769  $ 65,292    $61,803
  Ratio of earnings  to fixed
  charges  or (deficiency) of
  earnings to fixed charges
  (unaudited) (5)                           1.0x          (20,036)          (19,513)       (18,764)    (14,238)   (54,799)     4.8x



                                    Post-M&F Purchase                  Pre-M&F Purchase
                                   ------------------    -------------------------------------------
                                      December 31,                       December 31,
                                          2001            2000         1999        1998        1997
                                   ------------------   ---------   ----------  ---------   ---------
  Balance Sheet Data:
  Total assets                      $  601,216         $ 284,712    $ 291,558   $ 291,757   $ 281,937
  Total current liabilities             50,198            50,133       41,245      33,078      44,334
  Long-term debt (3)                   448,623           477,425      473,429     463,605     119,999
  Stockholders' equity/(deficiency)     75,325          (250,302)    (231,240)   (213,765)    109,444

-------------------

(1) These columns represent the combined results of the Company's operations from January 1 to April 19, 2001, the "Pre-M&F Purchase" period, and from April 20 through December 31, 2001, the "Post-M&F Purchase" period. They are not intended to be a pro forma presentation of the operating results of the Company for 2001 and are provided for purposes of additional analysis. See Note 2 of Notes to the Consolidated Financial Statements of the Company included elsewhere in this Form 10-K for a pro forma presentation of the operating results of the Company. The 2001 balance sheet information is presented Post-M&F Purchase.

(2) Includes operating results of the Film Services Group since June 5, 1997, the date of its acquisition.

(3) In connection with the Panavision Recapitalization transaction, the Company recorded $10.1 million of transaction-related expenses and a compensation charge of $48.6 million, related to the purchase of shares and retirement of options. Additionally, the Company increased long-term borrowings outstanding and related interest expense as part of the Panavision Recapitalization transaction.

(4) EBITDA is calculated by adding back all depreciation and amortization and net interest expense to income/(loss) before income taxes and excluding unrealized foreign exchange gains and losses. EBITDA for 1998 has been adjusted by adding back the $58.7 million of charges in connection with the Panavision Recapitalization to actual EBITDA.

(5) For the purposes of calculating the ratio of earnings to fixed charges, earnings include (loss) income before income taxes plus fixed charges. Fixed charges consist of interest expense, the amortization of debt issue costs and the interest portion of rent expense.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following should be read in conjunction with the Consolidated Financial Statements of Panavision and the Notes thereto included elsewhere in this Form 10-K.

Overview

         The Company's revenue is derived from three sources: (i) camera rental operations, (ii) lighting rental operations, and (iii) sales and other revenue. Revenue from camera rental operations consists of the rental of camera systems, lenses and accessories to the motion picture and television industries through a network of rental offices located throughout North America, Europe and the Asia Pacific region. The rental of cinematographic equipment to major feature film productions comprises the largest component of revenue generated from camera rental operations.

         The Company's lighting rental operations generate revenue through the rental of lighting, lighting grip, transportation and distribution equipment, as well as mobile generators, which are all used in the production of feature films, television programs, commercials, outside broadcasts and other events. The Company owns and operates lighting rental facilities in the United Kingdom, Toronto, Canada and Australia. Revenue generated by Lee Lighting, the Company's lighting rental facility located in the United Kingdom, generates the majority of the Company's lighting rental operations revenue.

         Sales and other revenue is comprised of: (i) the manufacture and sale of lighting filters through Lee Filters in the United Kingdom and the United States; (ii) EFILM's operations, which provide high-resolution scanning of film, digital color timing, laser film recording of digital video and high definition images to film and digital mastering services to the motion picture and television industries, and (iii) sales of various consumable products, such as film stock, light bulbs and gaffer tape, which are used in all types of productions.

         The Company considers revenue from international business to be that revenue which is generated from the rental of its equipment by productions that are located at production sites outside of the United States.

Critical Accounting Policies

     The Company reviews the accounting policies it uses in reporting its financial results on a regular basis. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to accounts receivable, investments, rental assets, intangible assets, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for the Company's judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates if actual outcomes are different from the estimates on which the Company based its assumptions. These estimates and judgments are reviewed by management on an ongoing basis. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     Revenue Recognition - The Company recognizes revenue over the related equipment rental period using prices that are negotiated at the time of rental. Revenue from product sales is recognized upon shipment. The Company does not have a history of significant product returns or revenue adjustments.

     Allowance for Doubtful Accounts - The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Income Taxes - The Company estimates its actual current tax liabilities together with its temporary differences resulting from differing treatment of items, such as net operating losses and depreciation, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. At December 31, 2001, the Company had a $7.3 million valuation allowance established against its deferred tax assets. To the extent the Company establishes a valuation allowance or increases this allowance in a period, it must include and expense the allowance within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets.

     Long-Lived Assets - The Company assesses the impairment of property, plant and equipment (comprised principally of its assets available for rental), goodwill, and other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors the Company considers important which could trigger an impairment review include the following:

     o Significant underperformance relative to expected historical or projected future operating results;

     o Significant changes in the manner of the Company's use of the acquired assets or the strategy for its overall business; and

     o   Significant negative industry or economic trends.

     When the Company determines that the carrying value of its long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in its current business model. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002 the Company will cease to amortize goodwill and its tradename since both are believed to have an indefinite life. In lieu of amortization, the Company is required to perform an initial impairment review of its goodwill and tradename in 2002 and an annual impairment review thereafter. If the Company determines through the impairment review process that goodwill or its tradename have been impaired, the Company would record the impairment charge in its consolidated statement of operations.

     Recent Accounting Pronouncements - In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company adopted this pronouncement on January 1, 2002. As a result of this adoption, goodwill and tradename amortization, which amounted to approximately $9.8 million in 2001, will not continue beyond December 31, 2001.

     SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss, measured as of the beginning of the year of adoption, if any, and must be completed by the end of the Company's fiscal year. Intangible assets deemed to have an indefinite life, such as the Company's tradename, will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS 142 will be completed during the first quarter of 2002. Any loss resulting from the first step impairment test will be reflected as a cumulative effect of a change in accounting principle in the first quarter of 2002. The Company's preliminary belief is that the fair values of its goodwill and tradename are in excess of carrying value. However, the Company will perform detailed impairment tests of its goodwill and tradename as of January 1, 2002 as required by SFAS 142 to determine the effect, if any, on its financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company does not expect the adoption of SFAS 144 to have a material effect on its consolidated financial position, results of operations and cash flows.

     Commitments and Contingencies - The Company periodically records the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are called "contingencies," and the Company's accounting for such events is prescribed by SFAS No. 5, "Accounting for Contingencies."

     The accrual of a contingency involves considerable judgment on the part of management. The Company uses its internal expertise, and outside experts (such as lawyers and tax specialists), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss. The Company currently does not have any material contingencies that it believes require accrual or disclosure in its consolidated financial statements.

Related Party Transactions

     On April 19, 2001, M&F Worldwide and PX Holding Corporation ("PX Holding"), a wholly owned subsidiary of Mafco Holdings Inc. ("Mafco Holdings"), announced that, pursuant to a stock purchase agreement, M&F Worldwide had purchased all 7,320,225 shares (the "Shares") of the Company's Common Stock held by PX Holding (the "M&F Purchase"). The Shares purchased constituted approximately 83.5% of the Company's then outstanding Common Stock.

     The Company, PX Holding and M&F Worldwide entered into a letter agreement (the "Registration Rights Agreement Transfer Letter"), dated as of April 19, 2001, confirming that upon acquisition of the Shares, M&F Worldwide or its designated affiliate, PVI Acquisition Corp., will become a "Holder" under the Registration Rights Agreement dated as of June 5, 1998, between the Company and PX Holding (the "Registration Rights Agreement"), and that all Shares will become "Registrable Securities" under such agreement.

     Pursuant to the Registration Rights Agreement, M&F Worldwide and certain transferees of the Shares (the "Registrable Securities") held by M&F Worldwide (the "Holders") have the right to require the Company to register all or part of the Registrable Securities owned by such Holders under the Securities Act of 1933 (a "Demand Registration"). The Company may postpone giving effect to a Demand Registration for up to a period of 30 days if the Company believes such registration might have a material adverse effect on any plan or proposal by the Company with respect to any financing, acquisition, recapitalization, reorganization or other material transaction, or the Company is in possession of material non-public information that, if publicly disclosed, could result in a material disruption of a major corporate development or transaction then pending or in progress or in other material adverse consequences to the Company. In addition, the Holders will have the right to participate in registrations by the Company of its equity securities (an "Incidental Registration") subject, however, to certain rights in favor of the Company to reduce, or eliminate entirely, the number of Registrable Securities the Holders may have registered in an Incidental Registration. The Company will pay all out-of-pocket expenses incurred in connection with a Demand Registration or an Incidental Registration, except for underwriting discounts, commissions and related expenses attributable to the Registrable Securities sold by such Holders.

     M&F Worldwide accounted for the M&F Purchase as a purchase, and purchase accounting adjustments have been pushed down to the Panavision financial statements for the period subsequent to April 19, 2001 (designated "Post-M&F Purchase"). The Panavision financial statements for the periods ended prior to April 19, 2001 were prepared using Panavision's historical basis of accounting and are designated as "Pre-M&F Purchase." As a result, the "Pre-M&F Purchase" and "Post-M&F Purchase" information is not comparable.

        The push down of the M&F Purchase price allocation had the following effects on the Panavision financial statements as of the date of acquisition: (i) accumulated depreciation and amortization of approximately $211.0 million was reset to zero by netting it against gross property, plant and equipment balances; (ii) the gross rental assets balance, after the effect of the netting of accumulated depreciation and amortization described in (i), was increased by approximately $40.8 million; (iii) goodwill was increased by approximately $260.0 million; (iv) trademarks were increased by approximately $68.6 million; (v) other assets were reduced by approximately $2.8 million; (vi) deferred tax assets and liabilities were increased by approximately $15.5 million and $45.1 million, respectively;
(vii) accumulated amortization of goodwill and other intangibles was reset to zero; and (viii) long-term debt was increased $3.8 million.

         Had the M&F Purchase occurred on January 1, 2001, as compared to the combined Pre-M&F Purchase and Post-M&F Purchase amounts used to describe the Company's results of operations in the selected financial data, the Company's depreciation and amortization expense would have been increased by approximately $4.9 million and interest expense would have been decreased by approximately $2.4 million. All revenues and other operating expenses would not have changed had the M&F Purchase occurred on January 1, 2001.

     At the closing of the M&F Purchase, Ronald O. Perelman, Mafco Holdings' sole shareholder, delivered a letter to M&F Worldwide in which Mr. Perelman agreed that, if M&F Worldwide determines in its good faith reasonable judgment that Panavision is unable to make required payments of principal or interest under its Existing Credit Agreement (as defined below), or its 95/8% Senior Subordinated Discount Notes Due 2006 (the "Existing Notes"), he or corporations under his control will provide such financial support to M&F Worldwide as may be required by Panavision in connection with such payments of principal and interest. The financial support from Mr. Perelman will be in such amount as M&F Worldwide determines. However, there can be no assurance that M&F Worldwide will make such determination or if such determination is made, whether such determination will be adequate and timely in order to meet the Company's needs, if such needs arise. Any investment by M&F Worldwide in Panavision of proceeds M&F Worldwide receives from Mr. Perelman would be on terms to be agreed between M&F Worldwide and Panavision.

     In satisfaction of the obligation of M&F Worldwide under another agreement entered into contemporaneously with the closing of the M&F Purchase, Mafco Holdings and M&F Worldwide entered into a letter agreement, and M&F Worldwide and the Company entered into a letter agreement, both dated as of December 21, 2001, pursuant to which M&F Worldwide purchased from PX Holding $22.0 million principal amount of Existing Notes for an aggregate purchase price of $8.14 million, and M&F Worldwide delivered to the Company an aggregate of $24.5 million principal amount of Existing Notes in exchange for 1,381,690 shares (the "Exchanged Shares") of Series A Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share, of the Company. The Exchanged Shares were issued at a value of approximately $9.3 million, which represents M&F Worldwide's cost to purchase the Existing Notes delivered to the Company. Because M&F Worldwide delivered the Existing Notes to the Company in satisfaction of obligations under an agreement entered into at the time of the M&F Purchase, the difference between M&F Worldwide's cost and the Company's book value of the Existing Notes was recorded as a reduction of goodwill.

     The Company and M&F Worldwide entered into a letter agreement (the "Registration Rights Agreement Amendment Letter"), dated as of December 21, 2001, pursuant to which the Company and M&F Worldwide agreed to amend the Registration Rights Agreement to, among other things, include the Exchanged Shares within the definition of "Registrable Securities".

     Shareholders of M&F Worldwide brought suits against M&F Worldwide and its directors challenging the M&F Purchase as an alleged breach of fiduciary duty and seeking, among other things, rescission of the transaction. One of the shareholders has dismissed his lawsuit pursuant to a settlement. The Company understands that the defendants and certain of the plaintiffs to the remaining litigation have reached a settlement of these claims that, if approved by the court, will result in a full release by all M&F Worldwide shareholders of the claims. The hearing on the request to approve the settlement is currently scheduled for May 13, 2002.

     In July 2001, M&F Worldwide purchased all of the issued and outstanding shares of Las Palmas, which runs EFILM. As a result, Las Palmas became a wholly-owned subsidiary of M&F Worldwide. The consideration paid by M&F Worldwide at closing consisted of $5.4 million to the selling shareholders and $600,000 to Las Palmas. M&F Worldwide also agreed to make an additional payment to the selling shareholders based on the EBITDA of EFILM (with a guaranteed minimum of $1.5 million). Las Palmas entered into a series of transactions with the Company to provide it substantially all of the benefits of, and obligate it with respect to, EFILM. Specifically, Las Palmas (i) subleased the real estate used in the business to the Company, (ii) leased the property and equipment used in the business to the Company on a month-to-month basis, (iii) seconded all of the Las Palmas employees to Panavision until July 2, 2008 or such later date mutually agreed upon, and (iv) granted a worldwide, nonexclusive license to certain technology and intellectual property to be used solely in connection with servicing customers of Panavision until July 2, 2008, which agreement automatically renews for successive one year terms unless prior written notice is provided by a party, (collectively, the "EFILM Agreements"). Following the entry into these various agreements, the Company has also directly purchased equipment that is used in the business of EFILM.

     In addition to monthly payments, the EFILM Agreements require that Panavision pay M&F Worldwide a one-time cash payment equal to the greater of (a) 90% of the average annual EBITDA (as defined in the EFILM Agreements) of the EFILM business over a two-year Incentive Period (as defined in the EFILM Agreements) or (b) $1.5 million, such payment to occur no earlier than 2004 and no later than 2007. The Company is expensing the $1.5 million minimum amount of this one-time cash payment over the 7-year term of the EFILM Agreements as additional lease expense. For 2001, expenses relating to the EFILM Agreements of approximately $573,000 and $29,000 have been included in cost of sales and other and selling, general and administrative expenses, respectively, in the accompanying Consolidated Statements of Operations.

     M&F Worldwide has agreed to sell Panavision all of the issued and outstanding shares of Las Palmas. Panavision has agreed to purchase these shares for approximately $6.7 million, subject to the consummation of a refinancing of its Existing Credit Agreement.

Results of Operations

     The following discussion and analysis includes the Company's consolidated historical results of operations for 2000 and 1999. With respect to 2001, the following discussion and analysis includes the combined amounts of the Pre-M&F Purchase period and the Post-M&F Purchase period as set forth in the selected financial data table. Such combined amounts do not represent a pro forma presentation of the results of the Company for 2001. See Note 2 in the Consolidated Financial Statements for a pro forma presentation of the results of the Company

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Camera Rental Operations

     Camera rental revenue for the year ended December 31, 2001 was $124.6 million. Revenue decreased $5.4 million, or 4.2%, compared to 2000. Exchange rate changes adversely affected the year-to-year comparisons by almost $3.3 million reflecting the impact of weaker European and Australian currencies versus the U.S. Dollar. At constant exchange rates, the decline in camera revenue largely reflects lower revenue associated with television commercials, reflecting a weak television commercial market. Most territories worldwide were adversely affected by the commercial slowdown. The year-to-year decline is in comparison to a 2000 commercial market that was adversely impacted by a Screen Actors Guild commercial actors strike from May 2000 through October 2000.

     Camera revenue associated with worldwide feature film production increased in 2001, despite fewer major studio feature film starts in 2001 as compared to 2000. The decrease in production starts was the result of an unusually low level of worldwide feature film productions in the second half of 2001, following the robust feature film environment of the first half of the year. The shift in 2001 production occurred in anticipation of the possibilities of mid-year strikes by the Writers Guild of America and the Screen Actors Guild. Both of these labor negotiations were concluded at the end of the second quarter without any labor disruption. Management believes that the events of September 11, 2001 may have also exacerbated the decline in the feature film production starts in the second half of 2001. Revenue growth was also achieved in North American series television in 2001.

     Cost of camera rental for the year was $58.6 million, a decrease of $2.5 million, or 4.1%, as compared to 2000. The decrease was primarily due to lower maintenance cost on rental equipment and the favorable impact of translating expenses of operations denominated in weaker currencies to the U.S. dollar.

     Lighting Rental Operations

     Lighting rental revenue for the year ended December 31, 2001 was $31.7 million, a decrease of $8.6 million, or 21.3%, compared to 2000. The decrease was primarily due to considerably lower levels of feature film production in the U.K. (Lee Lighting). Lighting revenue associated with television commercials also declined reflecting the weak television commercial market worldwide. Exchange rate changes adversely impacted the year-to-year comparisons by approximately $1.8 million.

     Cost of lighting rental for the year was $26.5 million, a decrease of $3.5 million, or 11.7%, from 2000. The change is primarily due to the decreased costs associated with the lower lighting rentals worldwide.

     Sales and Other

     Sales and other revenue in the year ended December 31, 2001 was $34.4 million, an increase of $0.1 million from the year ended December 31, 2000. The results reflect $3.5 million of revenue generated from EFILM, offset by lower lighting filter and expendable sales worldwide (see Note 14 to the Consolidated Financial Statements for information regarding EFILM). Exchange rate changes adversely affected the year-to-year comparisons by approximately $1.9 million.

     Operating Costs

     Selling, general and administrative expenses for the year ended December 31, 2001 were $59.5 million, an increase of $2.1 million, or 3.7%, as compared to the year ended December 31, 2000. The increase reflects approximately $8.4 million of additional goodwill and other intangible amortization resulting from the fair value adjustments arising from the M&F Purchase, offset by the impact of cost reduction measures implemented during the year.

     Research and development expenses for 2001 were $5.0 million, a decrease of $1.2 million from 2000. The decrease was primarily due to lower costs related to the development of products for digital application.

     Interest, Taxes and Other

     Net interest expense for the year ended December 31, 2001 was $42.1 million, a decrease of $6.2 million, or 12.8%, from 2000. The decrease primarily reflects lower interest rates as compared to the year ended December 31, 2000.

     Net other income for 2001 was $0.7 million, compared to net other expense of $ 1.3 million in 2000. The change primarily reflects a decrease in foreign exchange losses as compared to the prior year.

     The tax benefit was $5.5 million of the year ended December 31, 2001, as compared to a tax provision of $4.9 million for the year ended December 31, 2000. In connection with the M&F Purchase, the Company recorded a deferred income tax benefit of approximately $3.8 million resulting from the reversal of the valuation allowance. The Company also recorded a net income tax benefit of $6.2 million primarily resulting from the benefit associated with domestic tax losses. The tax benefit was partially offset by the recording of a $4.6 million provision relating to profitable foreign operations and foreign taxes withheld at source and alternative minimum taxes. For the year ended December 31, 2000, no corresponding tax benefit was recorded for U.S. losses. See Notes 2 and 6 of the Notes to Consolidated Financial Statement for a discussion of the tax sharing agreements.

     Since the closing of the M&F Purchase on April 19, 2001, the Company, for federal income tax purposes, has been included in the affiliated group of which M&F Worldwide is the common parent, and the Company's federal taxable income and loss will be included in such group's consolidated tax return filed by M&F Worldwide. The Company also may be included in certain state and local tax returns of M&F Worldwide or its subsidiaries. As of April 19, 2001, the Company and M&F Worldwide entered into a tax sharing agreement (the "M&F Worldwide Tax Sharing Agreement"), pursuant to which the M&F Worldwide has agreed to indemnify the Company against federal, state or local income tax liabilities of the consolidated or combined group of which M&F Worldwide (or a subsidiary of M&F Worldwide other than the Company or its subsidiaries) is the common parent for taxable periods beginning after April 19, 2001 during which the Company or a subsidiary of the Company is a member of such group. Pursuant to the M&F Worldwide Tax Sharing Agreement, for all taxable periods beginning after April 19, 2001, the Company will pay to M&F Worldwide amounts equal to the taxes that the Company would otherwise have to pay if it were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period which is attributable to the Company), except that the Company will not be entitled to carry back any losses to taxable periods ending prior to April 20, 2001. Since the payments to be made under the M&F Worldwide Tax Sharing Agreement will be determined by the amount of taxes that the Company would otherwise have to pay if it were to file separate federal, state and local income tax returns, the M&F Worldwide Tax Sharing Agreement will benefit M&F Worldwide to the extent M&F Worldwide can offset the taxable income generated by the Company against losses and tax credits generated by M&F Worldwide and its other subsidiaries. To the extent that the Company has losses for tax purposes, the M&F Worldwide Tax Sharing Agreement permits the Company to carry those losses back to periods beginning on or after April 20, 2001 and forward for so long as the Company is included in the affiliated group of which M&F Worldwide is the common parent (in both cases, subject to federal, state and local rules on limitation and expiration of net operating losses) to reduce the amount of the payments the Company otherwise would be required to make to M&F Worldwide in years in which it has current income for tax purposes.

     For the period from February 1, 1999 through April 19, 2001, the Company, for federal income tax purposes, had been included in the affiliated group of which Mafco Holdings was the common parent, and for such period the Company's federal taxable income and loss had been included in such group's consolidated tax return filed by Mafco Holdings. As of February 1, 1999, the Company and certain of its subsidiaries and Mafco Holdings entered into a tax sharing agreement (the "Mafco Holdings Tax Sharing Agreement") containing terms and conditions substantially the same as those in the M&F Worldwide Tax Sharing Agreement. The Mafco Holdings Tax Sharing Agreement governed tax matters between the Company and Mafco Holdings for the period from February 1, 1999 through April 19, 2001 and continues in effect as to post Mafco Holdings consolidation matters such as audit adjustments and indemnities.

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

     The tax provision was $4.9 million and $1.8 million for the years ended December 31, 2000 and 1999, respectively. The tax provision relates to the recording of taxes associated with profitable foreign operations and foreign taxes withheld at source without a corresponding tax benefit being recorded for U.S. losses. As of February 1, 1999, the Company and certain of its subsidiaries and Mafco Holdings entered into the Mafco Tax Sharing Agreement, pursuant to which Mafco Holdings has agreed to indemnify the Company against federal, state or local income tax liabilities of the consolidated or combined group of which Mafco Holdings (or a subsidiary of Mafco Holdings other than the Company or its subsidiaries) is the common parent for taxable periods beginning on or after February 1, 1999 through April 19, 2001, during which the Company or a subsidiary of the Company is a member of such group. See Note 6 of the Consolidated Financial Statements for additional information regarding the tax sharing agreements.

Liquidity and Capital Resources

     The following table sets forth certain information from the Company's Consolidated Statements of Cash Flows for the years indicated (in thousands):

                                                                   YEAR ENDED DECEMBER 31,
                                                           2001             2000              1999

     Net cash provided by (used in):
     Operating activities.........................   $     43,277      $     24,752     $     29,199
     Investing activities.........................        (25,007)          (28,978)         (32,332)
     Financing activities.........................        (21,023)            4,033           (1,314)


     Cash provided by operating activities, for the year ended December 31, 2001, totaled $43.3 million comprised of the net loss of $14.0 million, adjusted for depreciation and amortization of $47.9 million and the amortization of the discount on the Existing Notes of $19.3 million, offset by the recording of the deferred income tax benefit of $10.1 million and the net change in working capital (excluding cash) and other miscellaneous items totaling $0.2 million. Investing activities of $25.0 million included $26.6 million of capital expenditures, offset by $1.6 million in proceeds received from the disposition of fixed assets. The majority of the capital expenditures were used to manufacture camera rental systems and accessories. Cash used in financing activities was $21.0 million, primarily reflecting a decrease in net borrowings under the Existing Credit Agreement.

     Cash provided by operating activities, for the year ended December 31, 2000, totaled $24.8 million comprised of the net loss of $23.6 million, adjusted for depreciation and amortization of $37.9 million and the amortization of the discount on the Existing Notes of $17.7 million, offset by the net change in working capital (excluding cash) and other miscellaneous items totaling $7.2 million. Investing activities of $29.0 million included $30.7 million of capital expenditures, offset by $1.7 million in proceeds received from the disposition of fixed assets. The majority of the capital expenditures were used to manufacture camera rental systems and accessories. Cash provided by financing activities was $4.0 million, reflecting the capital contribution from Sony of $10.0 million, for which Sony received 714,300 shares of Panavision Common Stock, representing approximately 8% of Panavision's Common Stock, and a warrant to acquire an additional 714,300 shares of Panavision Common Stock at an exercise price of $17.50 per share, subject to adjustment, such warrants being fully exercisable at any time through July 25, 2010 (see Note 15 to the Consolidated Financial Statements), and a reduction in net borrowings under the Existing Credit Agreement.

     Cash provided by operating activities, for the year ended December 31, 1999, totaled $29.2 million comprised of the net loss of $16.0 million, adjusted for depreciation and amortization of $36.9 million and the amortization of the discount on the Existing Notes of $16.1 million, offset by the net change in working capital (excluding cash) and other miscellaneous items totaling $7.8 million. Investing activities of $32.3 million included $35.6 million of capital expenditures, offset by $3.3 million in proceeds received from the disposition of fixed assets. The majority of the capital expenditures were used to manufacture camera rental systems and accessories. Cash used in financing activities was $1.3 million, primarily reflecting a reduction in net borrowings under the Existing Credit Agreement for the year.

     Since the anticipation of strikes in the film industry moved production to the first half of 2001 and the events of September 11th reduced the number of film starts in the fourth quarter, the Company experienced higher-than-normal revenue and EBITDA levels in the first half of 2001 and significantly lower-than-normal levels in the second half of 2001. The Company expects the industry to return to a more normal production schedule in 2002 and would expect the Company's revenue and EBITDA to be lower in the first half of 2002 as compared to the first half of 2001, and second half results to be higher than the comparable period in 2001.

     The Company undertook certain cost reduction initiatives in 2001 which the Company estimates will result in approximately $5.4 million in savings in 2002. These initiatives include approximately $4.5 million of savings relating to reductions in headcount and approximately $0.9 million in other savings. The Company recognized one-time cash costs of $0.8 million in 2001 in connection with the headcount reduction.

     The Company has certain cash obligations and other commercial commitments, which will impact its short and long term liquidity. At December 31, 2001, such obligations and commitments were as follows (in thousands):



Contractual Obligations                              Payments Due by Period
                          Total        Less than 1 year       1-3 years      4-5 years       After 5 years
                          -----        ----------------       ---------      ---------       -------------
Long term debt           $470,666           $23,680            $253,608       $193,378      $          -
Operating leases           42,323             7,589              16,325          6,738            11,671
                       -----------     ------------------     -----------    -----------    ----------------
Total contractual
    cash  obligations    $512,989           $31,269            $269,933       $216,116           $11,671
====================== ===========     ==================     ===========    ===========    ================

     For information on the Company's long-term debt obligations, see the discussion herein and in Note 7 of the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K. In addition to the amounts due under non-cancelable operating lease agreements in the above table, the Company has various lease agreements with Las Palmas, a wholly owned subsidiary of M&F Worldwide (see Note 14 of the Notes to the Consolidated Financial Statements for information regarding such lease agreements).

     Amounts available to the Company under various letters of credit total approximately $0.6 million, all with expiration dates ranging from June, 2002 through June, 2004. In addition, the Company had various lines of credit totaling approximately $1.3 million at December 31, 2001, under which no amounts were drawn. The Company does not have any off-balance sheet financing arrangements other than operating leases of equipment.

     On June 4, 1998, the Company entered into a Credit Agreement with a syndicate of lenders (as subsequently amended on September 30, 1998 and June 30, 1999, the "Existing Credit Agreement"). As of December 31, 2001, amounts outstanding under the Existing Credit Agreement were $198.3 million and $79.0 million for the term facilities and revolving facility, respectively. The Existing Credit Agreement is comprised of two facilities, the term facility and the revolving facility. The term facility has two tranches: the Tranche A Term Facility is a 6-year facility in an aggregate principal amount of $90.0 million and the Tranche B Term Facility is a 7-year facility in an aggregate principal amount of $150.0 million. The revolving facility is a 6-year facility in an aggregate principal amount of $100.0 million. The Tranche A Term Facility and the Tranche B Term Facility are repayable in quarterly installments. Borrowings under the Existing Credit Agreement bear interest at a rate per annum equal to the Alternate Base Rate ("ABR") (as defined in the Existing Credit Agreement) or the Eurodollar Rate (as defined in the Existing Credit Agreement) plus, in each case, a margin that will be based on the performance of the Company at agreed upon levels. The applicable margin at December 31, 2001 on loans under the revolving facility and the Tranche A Term Facility was 2.75% for Eurodollar Loans (as defined in the Existing Credit Agreement) and 1.75% for ABR Loans (as defined in the Existing Credit Agreement). The applicable margin at December 31, 2001 on loans under the Tranche B Term Facility was 3.00% for Eurodollar Loans and 2.00% for ABR Loans. The Company may select interest periods of one, two, three or six months for Eurodollar Loans. If at any time the Company is in default in the payment of any amount of principal due under the Existing Credit Agreement, such amount will bear interest at 2.00% above the rate otherwise applicable. Overdue interest, fees and other amounts will bear interest at 2.00% above the rate applicable to ABR Loans.

     The Company's obligations under the Existing Credit Agreement are secured by substantially all of the Company's assets. The Existing Credit Agreement requires that the Company meet certain financial tests and contains other restrictive covenants including limitations on indebtedness, leverage ratio levels, interest coverage ratio levels and restrictions on the ability of the Company to declare or pay dividends to its stockholders. As of December 31, 2001, management believes that the Company was in compliance with all financial covenants contained in the Existing Credit Agreement.

     At the closing of the M&F Purchase, Ronald O. Perelman, Mafco Holdings' sole shareholder, delivered a letter to M&F Worldwide in which Mr. Perelman agreed that, if M&F Worldwide determines in its good faith reasonable judgment that Panavision is unable to make required payments of principal or interest under its Existing Credit Agreement or its Existing Notes, he or corporations under his control will provide such financial support to M&F Worldwide as may be required by Panavision in connection with such payments of principal and interest. The financial support from Mr. Perelman will be in such amount as M&F Worldwide determines.

     On March 15, 2002, the Company amended its Existing Credit Agreement to, among other things, revise certain of the financial tests and required ratios that the Company must maintain through December 31, 2002 (the "March Amendment"). In connection with the March Amendment, the Company agreed with the lenders under the Existing Credit Agreement to pay the lenders a fee equal to 1% of the amount of the Existing Credit Agreement if the Company does not reduce amounts outstanding under the Existing Credit Agreement by $100.0 million before June 30, 2002. Under the Existing Credit Agreement, as amended, it is an event of default if the Company does not receive $10.0 million in cash equity in exchange for shares of the Company's newly issued Common Stock or perpetual preferred stock ("Perpetual Preferred Stock") by June 30, 2002 or it does not apply such amount, promptly after receiving it, as an optional pre-payment of the revolving credit facility. The Company currently expects that it will receive such a cash contribution from one of its affiliates unless the Existing Credit Agreement is terminated or amended to remove this event of default prior to June 30, 2002.

     It is also an event of default under the amended Existing Credit Agreement if the Company does not receive $37.7 million principal amount at maturity of Existing Notes in exchange for shares of the Company's newly issued Common Stock or Perpetual Preferred Stock on the earlier of two business days after the settlement of the M&F Worldwide shareholder suit or June 30, 2002 or cancel such Existing Notes promptly after receiving them. The board of M&F Worldwide has approved the acquisition of $37.7 million principal amount at maturity of the Existing Notes and has also agreed to contribute these Existing Notes to the Company in exchange for shares of the Company's Perpetual Preferred Stock. The board of the Company has approved the issuance of shares of its Perpetual Preferred Stock in exchange for the contribution of the Existing Notes.

     During 2002, the Company is required to make principal payments under its Existing Credit Agreement of $23.7 million.

     In December 2001, M&F Worldwide contributed $24.5 million aggregate principal amount at maturity of Existing Notes to the Company in exchange for 1,381,690 shares of the Company's Series A Non-Cumulative Perpetual Participating Preferred Stock. After giving effect to this contribution, the Company has approximately $193.4 million principal amount at maturity of its Existing Notes outstanding (exclusive of a step-up in basis of $3.8 million, less additional amortization of $0.7 million recorded in connection with the M&F Purchase). The Company is not required to pay interest on the outstanding Existing Notes until August 1, 2002.

     The Company intends to use the cash provided by operating activities to make additional capital expenditures to manufacture camera systems and accessories and purchase other rental equipment. Although there can be no assurance, the Company believes that its existing working capital together with borrowings under the Existing Credit Agreement and anticipated cash flow from operating activities will be sufficient to meet its expected operating, capital spending and debt service requirements at least through December 31, 2002.

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

     The Company is currently in discussions to enter into a new credit agreement (the "New Credit Agreement") to replace the Existing Credit Agreement. In order to provide the Company with additional financial and operating flexibility and to improve its overall capital structure, the Company is undertaking a series of related transactions which are described more fully below and are collectively referred to as the "Refinancing Transactions." In addition to entering into a New Credit Agreement, the Company intends to issue a new series of senior secured notes. The Company intends to use the proceeds of the issuance of the new notes, together with borrowings under the New Credit Agreement, to repay the Existing Credit Agreement and purchase the Company's outstanding Existing Notes. As part of the Refinancing Transactions, the Company also anticipates that M&F Worldwide will contribute certain of the Existing Notes owned by affiliates of Mafco Holdings in exchange for shares of the Company's Perpetual Preferred Stock.

     The Company currently expects the New Credit Agreement will provide for aggregate borrowings of up to $180.0 million, of which up to $150.0 million is currently expected to be a term loan facility, and of which $30.0 million is currently expected to be a revolving credit facility.

     The Company also expects to retire all its outstanding Existing Notes in the following series of transactions. M&F Worldwide has agreed to contribute $37.7 million principal amount at maturity of Existing Notes to the Company in exchange for shares of Perpetual Preferred Stock of the Company. The Company has agreed to purchase $24.8 million principal amount at maturity of Existing Notes held by its affiliates (including $11.4 million principal amount held by M&F Worldwide) at $400 per $1,000 principal amount. The Company has also obtained an option to purchase an aggregate of $78.3 million principal amount of Existing Notes at $650 per $1,000 principal amount at maturity from certain unaffiliated holders plus a payment of $70 per $1,000 principal amount for the option which is payable upon the earlier of our exercise of the option or its expiration. Finally, the Company is commencing a tender offer and consent solicitation in respect of any and all of the outstanding Existing Notes not purchased in the foregoing transactions at $650 per $1,000 principal amount. In the consent solicitation, the Company is seeking the approval of holders of the Existing Notes to eliminate substantially all of the restrictive covenants and certain default provisions from the indenture governing the Existing Notes.

     The Company currently expects that it will consummate the refinancing transactions described above during the second quarter of 2002. However, there can be no assurance that the Company will be able to consummate these refinancing transactions, or any particular transaction, on the terms described above or at all. In the event that the Company is unable to consummate these refinancing transactions, it may be required to seek additional sources of liquidity in order to meet its obligations under the Existing Credit Agreement. For example, it could be required to: reduce or delay capital expenditures; restructure its indebtedness; sell assets or operations; issue equity; or seek capital contributions or loans from its affiliates. There can be no assurance that the Company would be able to take any of these actions, that these actions would enable it to continue to satisfy its capital requirements or that these actions would be permitted under the terms of its various debt instruments then in effect.

Seasonality

     The Company's revenue and net income are subject to seasonal fluctuations. In North America, episodic television programs cease filming in the second quarter for several months, and typically resume production in August. Feature film production activity typically reaches its peak in the third and fourth quarters.

Impact of Inflation

     The Company's results of operations and financial condition are presented based upon historical cost. While it is difficult to measure accurately the impact of inflation due to the imprecise nature of the estimates required, the Company believes that the effects of inflation, if any, on its results of operations and financial condition have been minor.

Market Risk

     Panavision is exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect its business, results of operations and financial condition. The Company manages its exposure to these market risks through its regular operating and financing activities.

     As of December 31, 2001 and 2000, Panavision's primary net foreign currency market exposures include the Euro, British pound, French franc, Canadian dollar, Australian dollar and the New Zealand dollar. At the present time, the Company does not generally hedge against foreign currency fluctuation. Management does not foresee nor expect any significant changes in foreign currency exposure in the near future.

     As of December 31, 2001 and 2000, a 10% appreciation in foreign currency exchange rates from the prevailing market rates would increase the related net unrealized gain by $2.4 million and $2.7 million, respectively. Conversely, a 10% depreciation in these currencies from the prevailing market rates would decrease the related net unrealized gain by $2.6 million and $3.0 million, as of December 31, 2001 and 2000, respectively.

     The Company is exposed to changes in interest rates on its variable rate debt. A hypothetical 10% increase in the interest rates applicable to 2001 and 2000 would have resulted in an increase to interest expense of approximately $2.4 million and $3.1 million, respectively. Conversely, a hypothetical 10% decrease in the interest rates applicable to 2001 and 2000 would have decreased interest expense by approximately $2.4 million and $3.1 million, respectively. At December 31, 2001, the Company believes that the carrying value of its amounts payable under the Existing Credit Agreement approximate fair value based upon current yields for debt issues of similar quality and terms.

     The fair value of Panavision's fixed rate long-term debt is sensitive to changes in interest rates. Based upon a hypothetical 10% increase in the interest rate, assuming all other conditions affecting market risk remain constant, the market value of the Company's fixed rate debt would decrease approximately $1.9 million and $1.8 million at December 31, 2001 and 2000, respectively. Conversely, a hypothetical 10% decrease in the interest rate, assuming all other conditions affecting market risk remain constant, would result in an increase in market value of approximately $1.9 million and $1.8 million over the same period. Management does not foresee nor expect any significant change in its exposure to interest rate fluctuations or in how such exposure is managed in the future.

     Panavision manages its fixed and floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost-effective manner, the Company, from time to time, has entered into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based upon agreed upon notional amounts. Panavision had no interest rate swap agreements in effect at December 31, 2001. Management does not foresee nor expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed.

Forward-Looking Statements

     This annual report on Form 10-K for the year ended December 31, 2001, as well as certain of the Company's other public documents and statements and oral statements, contain forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon safe harbor provisions of Private Securities Litigation Reform Act of 1995. The Company cautions investors that forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements. In addition, estimates of cost savings included in this Form 10-K are based on various assumptions that are subject to inherent uncertainty and actual cost savings could vary from these estimates.In addition, the Company encourages investors to read the summary of its critical accounting policies included herein.

     In addition to factors described in the Company's Securities and Exchange Commission filings and others, the following factors could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (a) a significant reduction in the number of feature film, commercial and series television productions; (b) competitive pressures arising from changes in technology, customer requirements and industry standards; (c) an increase in expenses related to new product initiatives and product development efforts; (d) unfavorable foreign currency fluctuations; (e) significant increases in interest rates; (f) lower-than-expected cash flows from operations; and (g) the inability to secure capital contributions or loans from affiliates, refinance its indebtedness or sell its equity securities. The Company assumes no responsibility to update the forward-looking statements contained in this filing.

Item 8.  Financial Statements and Supplementary Data

     An index to financial statements and required financial statement schedules is set forth in Item 14(a).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.




                                  PART III

     The information required by Items 10, 11, 12 and 13 are included in the Company's 2002 definitive proxy statement under the captions "Directors of the Company," "Executive Compensation," "Security Ownership of Certain Beneficial Holders," and "Certain Relationships and Related Transactions." Such information is incorporated herein by reference, pursuant to General Instruction G (3).

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)(1) & (2)  The consolidated financial statements of this Annual Report on
              Form 10-K can be found beginning on page F-1.
(a)(3)        See below
(b)           Reports on Form 8-K
              During the fourth quarter of 2001, the Company did not file any Current Reports on Form 8-K.
(c)           Exhibits
3.            Certificate of incorporation and By-Laws
3.1 Restated Certificate of Incorporation of the Company (incorporated herein by reference to the identically numbered exhibit from the Company's Current Report on Form 10-Q for the quarter ended March 31, 1999 and filed with the Securities and Exchange Commission on May 13, 1999).
3.2 Restated By-Laws of the Company (incorporated herein by reference to the identically numbered exhibit from the Company's Current Report on Form 10-Q for the quarter ended March 31, 1999 and filed with the Securities and Exchange Commission on May 13, 1999).
3.3 Certificate of Designations, Powers, Preferences and Rights of Series A Non-Cumulative Perpetual Participating Preferred Stock of Panavision Inc. (incorporated herein by reference to Exhibit 13 to the Company's Form SC 13D/A filed on December 28, 2001).
4. Instruments defining the rights of security holders, including indentures.
4.1 Indenture, dated as of February 11, 1998, between PX Escrow and The Bank of New York, as Trustee, relating to the Company's 95/8% Senior Subordinated Discount Notes Due 2006 (the "Indenture"). Incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, Registration No. 333-59363 filed with the Securities and Exchange Commission on October 8, 1998.
4.2 First Supplemental Indenture dated June 4, 1998, among PX Escrow, the Company and the Trustee, amending the Indenture (incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, Registration No. 333-59363 filed with the Securities and Exchange Commission on October 8, 1998).
4.3 Credit Agreement, dated June 4, 1998, among Panavision Inc., the several lenders named therein, Chase Securities Inc., as Advisor and Arranger, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to the identically numbered exhibit from the Company's Current
              Report on Form 8-K dated June 4, 1998 and filed with the Securities and Exchange Commission on June 19, 1998).
4.5 Registration Rights Agreement, dated as of June 5, 1998, between Panavision Inc. and PX Holding Corporation (incorporated herein by reference to the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 1998). This document was transferred to M&F Worldwide Corp. on April 19, 2001. See exhibit 10.21 below.
4.6           First Amendment, dated as of September 30, 1998, to the
              Credit Agreement among Panavision Inc., the several lenders named therein, Chase Securities Inc., as Advisor and Arranger, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to the identically numbered exhibit from the Company's Annual Report on Form
              10-K for the year ended December 31, 1998).
4.7 Second Amendment, dated as of June 30, 1999, to the Credit Agreement among Panavision Inc., the several lenders named therein, Chase Securities Inc., as Advisor and Arranger, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

Exhibit
Number        Description
-------       -----------

10.           Material Contracts.
10.1 Panavision Inc. 1999 Stock Option Plan (incorporated herein by reference from Annex A of the Company's 1999 Definitive Proxy Statement dated March 31, 1999).
10.2 Panavision Inc. 1999 Executive Incentive Compensation Plan (incorporated herein by reference from the Company's 1999 Definitive Proxy Statement dated March 31, 1999).
10.3 Employment Agreement, dated as of January 1, 1999, between Panavision Inc. and John S. Farrand (incorporated herein by reference to the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.4 Lease, dated June 13, 1995, between the Company and Trizec Warner Inc. (incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, Registration No. 333-12235).
10.15 Stock Purchase Agreement, dated as of February 1, 1999, between PX Holding Corporation and Warburg, Pincus Capital Company, L.P. (incorporated herein by reference to the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.16 Tax Sharing Agreement, dated as of February 1, 1999, between Mafco Holdings Inc. and Panavision Inc. (incorporated herein by reference to the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.17 Stock and Warrant Purchase Agreement dated July 26, 2000 by and between Sony Electronics Inc. and Panavision Inc. (incorporated herein by reference to the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.18 Warrant No. W-1, dated July 26, 2000, Warrant for Purchase of Shares of Common Stock from Panavision Inc. by Sony Electronics Inc. (incorporated herein by reference to the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.19 Panavision Inc. Stockholders Agreement dated July 26, 2000 by and among Panavision Inc. and Sony Electronics Inc. (incorporated herein by reference to the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.20 Registration Rights Agreement dated July 26, 2000 by and between Panavision Inc. and Sony Electronics Inc. (incorporated herein by reference to the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.21 Registration Rights Transfer Agreement, dated as of April 19, 2001, by and between PX Holding Corporation, Panavision Inc. and M&F Worldwide Corp. (incorporated herein by reference to the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
10.22 Tax Sharing Agreement, dated as of April 19, 2001, by and amount Panavision Inc., certain of its subsidiaries and M&F Worldwide Corp (incorporated herein by reference to the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
10.23 M&F Worldwide Corp. Letter, dated as of April 19, 2001, delivered by M&F Worldwide Corp. to Panavision Inc., together with Mafco Letter Agreement, dated as of April 19, 2001, by and between Mafco Holdings Inc. and M&F Worldwide Corp. (incorporated herein by reference to the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
10.24 Mafco Letter Agreement, dated as of December 21, 2001, between Mafco Holdings Inc. and M&F Worldwide Corp. (incorporated herein by reference to Exhibit 11 to the Company's Form SC 13D/A filed on December 28, 2001).
10.25 M&F Worldwide Letter Amendment, dated as of December 21, 2001, delivered by M&F Worldwide Corp. to Panavision Inc. (incorporated herein by reference to Exhibit 12 to the Company's Form SC 13D/A filed on December 28, 2001).
10.26 Registration Rights Agreement Amendment Letter, dated as of December 21, 2001, between Panavision Inc. and M&F Worldwide Corp. (incorporated herein by reference to Exhibit 14 to the Company's Form SC 13D/A filed on December 28, 2001).
10.27 Registration Rights Agreement Amendment Letter, dated as of December 21, 2001, between PX Holding Corporation and M&F Worldwide Corp.
10.28 Letter Agreement relating to the Mafco Disbursement, dated December 21, 2001, between Mafco Holdings, Inc. and M&F Worldwide Corp.
21.           Subsidiaries.
21.1          Subsidiaries of the Company.
23.           Consents
23.1          Consent of Ernst & Young LLP
24.           Powers of Attorney.
24.1          Power of Attorney executed by Ronald O. Perelman.
24.2          Power of Attorney executed by Philip E. Beekman.
24.3          Power of Attorney executed by Donald G. Drapkin.
24.4          Power of Attorney executed by John S. Farrand.
24.5          Power of Attorney executed by Edward Grebow.
24.6          Power of Attorney executed by James R. Maher.
24.7          Power of Attorney executed by Martin D. Payson.
24.8          Power of Attorney executed by Kenneth Ziffren.




                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Panavision Inc.



Date:    March 29, 2001              By: /S/       JOHN S. FARRAND
                                        --------------------------------------
                                                   John S. Farrand
                                         President and Chief Executive Officer
                                                    and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                                  Title                              Date

                   *                          Chairman of the Board and Director        March 29, 2002
----------------------------------------
           Ronald O. Perelman

/S/          SCOTT L. SEYBOLD                 Executive Vice President and              March 29, 2002
----------------------------------------      Chief Financial Officer
            Scott L. Seybold

                   *                          Director                                  March 29, 2002
----------------------------------------
            Martin D. Payson

                   *                          Director                                  March 29, 2002
----------------------------------------
           Donald G. Drapkin

                   *                          Director                                  March 29, 2002
----------------------------------------
             James R. Maher

                   *                          Director                                  March 29, 2002
----------------------------------------
             Edward Grebow

                   *                          Director                                  March 29, 2002
----------------------------------------
            Kenneth Ziffren

                   *                          Director                                  March 29, 2002
----------------------------------------
           Philip E. Beekman


         *Scott L. Seybold, by signing his name hereto, does hereby execute this Form 10-K on behalf of the directors of the Registrant indicated above by asterisks, pursuant to powers of attorney duly executed by such directors and filed as exhibits to the Form 10-K.

                                     By:  /S/     SCOTT L. SEYBOLD
                                        ---------------------------------------
                                                  Scott L. Seybold
                                                  Attorney-in-fact





                       Index to Financial Statements
                     and Financial Statement ScheduleS



                                                                                                           PAGE
                                                                                                           ----
Report of Independent Auditors...............................................................................F-2

Consolidated Statements of Operations - Period from January 1, 2001 to
April 19, 2001 (Pre-M&F Purchase) and period from April 20, 2001 to
December 31, 2001 (Post-M&F Purchase) and Years Ended December 31, 2000 and
1999.........................................................................................................F-3

Consolidated Balance Sheets-December 31, 2001 and 2000.......................................................F-4

Consolidated Statements of Stockholders' Equity/(Deficiency)--Years Ended December 31, 2001, 2000 and 1999...F-5

Consolidated Statements of Cash Flows - Period from January 1, 2001 to
April 19, 2001 (Pre-M&F Purchase) and period from April 20, 2001 to
December 31, 2001 (Post-M&F Purchase) and Years Ended December 31, 2000 and
1999.........................................................................................................F-6

Notes to Consolidated Financial Statements...................................................................F-8

Financial Statement Schedules:

         All schedules are included in the Notes to Consolidated Financial
Statements or are omitted because they are not required by the regulations or related instructions or are not applicable.





                       Report of Independent Auditors


The Board of Directors and Stockholders
Panavision Inc.

We have audited the accompanying consolidated balance sheets of Panavision Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity/(deficiency), and cash flows for the period from January 1, 2001 to April 19, 2001 (Pre-M&F Purchase) and the period from April 20, 2001 to December 31, 2001 (Post-M&F Purchase) and for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Panavision Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the period from January 1, 2001 to April 19, 2001 (Pre-M&F Purchase) and the period from April 20, 2001 to December 31, 2001 (Post-M&F Purchase) and for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                       /s/ ERNST & YOUNG LLP
                                       ---------------------

Los Angeles, California
February 28, 2002, except for Note 7, as to which the date is March 28, 2002.





                                                   Panavision Inc.

                                       Consolidated Statements of Operations
                                      (In thousands, except per share amounts)



                                Post-M&F-Purchase   Pre-M&F Purchase
                                ------------------------------------
                                   Period from        Period from            Pre-M&F Purchase
                                   January 1 to       April 20 to         Year ended December 31,
                                   April 19, 2001  December 31, 2001         2000            1999
                                -----------------  ------------------- --------------- -------------

Camera rental...............      $       45,660      $     78,978     $      130,047  $   130,808
Lighting rental.............               9,629            22,118             40,289       36,219

Sales and other.............              10,520            23,905             34,292       35,724
                                -----------------  ------------------- --------------- -------------


Total rental revenue and                  65,809           125,001            204,628      202,751
   sales....................
Cost of camera rental.......              18,089            40,506             61,119       63,459
Cost of lighting rental.....               8,234            18,279             29,962       26,642

Cost of sales and other.....               5,681            13,610             19,214       20,507
                                -----------------  ------------------- --------------- -------------

Gross margin................              33,805            52,606             94,333       92,143
Selling, general and
   administrative expenses..              16,987            42,516             57,376       59,428
Research and development
   expenses.................               1,841             3,136              6,163        6,103
                                -----------------  ------------------- --------------- -------------

Operating income............              14,977             6,954             30,794       26,612
Interest income.............                 269               248                359          382
Interest expense............             (14,771)          (27,876)           (48,614)     (42,667)
Foreign exchange gain (loss)                (748)              216             (2,195)        (782)
Other, net..................                 796               422                892        2,217
                                -----------------  ------------------- --------------- -------------

Income (loss) before income
   taxes....................                 523           (20,036)           (18,764)     (14,238)
Income tax benefit                        (1,011)            6,511             (4,881)      (1,800)
                                -----------------  ------------------- --------------- -------------
   (provision)..............

Net loss....................      $         (488)     $    (13,525)    $      (23,645)   $ (16,038)
                                =================  =================== =============== =============
Net loss per share - basic
   and diluted..............      $        (0.06)     $      (1.54)    $        (2.83)   $   (1.99)
                                =================  =================== =============== =============

Shares used in computation
   - basic and diluted......               8,770             8,770              8,366        8,056

                                      See accompanying notes.





                                                                Panavision Inc.
                                                         Consolidated Balance Sheets
                                                                (In thousands)

                                                                              Post-M&F Purchase     Pre-M&F Purchase
                                                                             -------------------------------------------
                                                                                           December 31,
                                                                                     2001                 2000
                                                                             -------------------------------------------
                                   ASSETS
Current assets:
   Cash and cash equivalents.............................................       $         2,048      $     4,981
   Accounts receivable (net of allowance of $1,414 in 2001
           and $1,907 in 2000)...........................................                23,735           32,330
   Inventories...........................................................                10,136           10,160
   Prepaid expenses......................................................                 2,919            2,632
   Other current assets..................................................                   903            1,106
                                                                                ----------------     -----------------
Total current assets.....................................................                39,741           51,209

Property, plant and equipment, net.......................................               233,678          204,194
Goodwill, net ...........................................................               248,125           10,486
Patents and trademarks, net .............................................                66,662            1,263
Other ...................................................................                13,010           17,560
                                                                                ----------------     -----------------
Total assets.............................................................       $       601,216      $   284,712
                                                                                ================     =================
              LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)
Current liabilities:
   Accounts payable......................................................       $         8,301      $     7,503
   Accrued liabilities...................................................                16,512           24,930
   Due to affiliates ....................................................                 1,705                -
   Current maturities of long-term debt..................................                23,680           17,700
                                                                                ----------------     -----------------
Total current liabilities................................................                50,198           50,133

Long-term debt...........................................................               448,623          477,425
Deferred tax liabilities.................................................                24,406            4,923
Other liabilities........................................................                 2,664            2,533

Commitments and contingencies

Stockholders' equity/(deficiency):
   Series A Non-Cumulative Perpetual Participating Preferred Stock, $0.01
     par value; 2,000 shares authorized; 1,382 shares issued and outstanding at December 31, 2001 (liquidation preference of $1,382 plus declared
     and unpaid dividends)...............................................                    14                -
   Common Stock, $0.01 par value; 50,000 shares authorized;
     8,770 shares issued and outstanding at December 31, 2001 and 2000...                    88               88
   Additional paid-in capital............................................               187,151          177,887
   Revaluation capital...................................................               333,135                -
   Accumulated deficit...................................................              (432,960)        (418,947)
   Accumulated other comprehensive loss..................................               (12,103)          (9,330)
                                                                                ----------------     -----------------
     Total stockholders' equity/(deficiency).............................                75,325         (250,302)
                                                                                ----------------     -----------------
Total liabilities and stockholders' equity/(deficiency)..................       $       601,216      $   284,712
                                                                                ================     =================

                                               See accompanying notes






                                                      Panavision Inc.
                                 Consolidated Statements of Stockholders' Equity/(Deficiency)
                                                     (In thousands)


                                                          Preferred Stock            Common Stock
                                                   ------------------------------------------------------------

                                                     Shares Issued               Shares Issued                  Additional
                                                          and                         And                         Paid-in
                                                      Outstanding      Amount     Outstanding       Amount        Capital
                                                   ---------------------------------------------------------------------------
Balance at January 1, 1999......................                 -    $        -          8,056      $    81     $   168,032
   Comprehensive loss:
      Net loss..................................                 -             -              -            -               -
      Foreign currency translation
        adjustment..............................                 -             -              -            -               -

   Comprehensive loss...........................
                                                   ---------------------------------------------------------------------------
   Balance at December 31, 1999.................                 -             -          8,056           81         168,032
   Comprehensive loss:
      Net loss..................................                 -             -              -            -               -
      Foreign currency translation
        adjustment..............................                 -             -              -            -               -

   Comprehensive loss...........................

   Stock option compensation....................                 -             -              -            -             117
   Net proceeds from the issuance of
      shares ...................................                 -             -            714            7           9,738
                                                   ---------------------------------------------------------------------------
Balance at December 31, 2000....................                 -             -          8,770           88         177,887
   Comprehensive loss:
      Net loss (Pre-M&F Purchase)...............                 -             -              -            -               -
      Net loss (Post-M&F Purchase)..............                 -             -              -            -               -
      Foreign currency translation
        adjustment..............................                 -             -              -            -               -

   Comprehensive loss...........................                 -             -              -            -               -

   Issuance of Series A Non-Cumulative Perpetual
      Participating Preferred
      Stock.....................................             1,382            14              -            -           9,264
    Revaluation capital.........................                 -            -               -            -               -
                                                   ---------------------------------------------------------------------------
Balance at December 31, 2001....................             1,382       $    14          8,770      $    88     $   187,151
                                                   ===========================================================================


(Chart Continued)




                                                                                    Accumulated
                                                                                       Other         Stockholders'
                                                    Revaluation    Accumulated     Comprehensive        Equity/
                                                      Capital        Deficit            Loss         (Deficiency)
                                                   ------------------------------------------------------------------
Balance at January 1, 1999......................     $         -   $    (379,264)    $     (2,614)    $   (213,765)

   Comprehensive loss:
      Net loss..................................               -         (16,038)              -           (16,038)
      Foreign currency translation
        adjustment..............................               -               -           (1,437)          (1,437)
                                                                                                   ------------------
   Comprehensive loss...........................                                                           (17,475)
                                                   ------------------------------------------------==================
   Balance at December 31, 1999.................               -        (395,302)          (4,051)        (231,240)
   Comprehensive loss:
      Net loss..................................               -         (23,645)              -           (23,645)
      Foreign currency translation
        adjustment..............................               -               -           (5,279)           (5,279)
                                                                                                   ------------------
   Comprehensive loss...........................                                                            (28,924)
                                                                                                   ==================
   Stock option compensation....................               -               -                 -              117
   Net proceeds from the issuance of
      shares ...................................               -               -                 -            9,745
                                                   ------------------------------------------------------------------
Balance at December 31, 2000....................               -        (418,947)          (9,330)        (250,302)
   Comprehensive loss:
      Net loss (Pre-M&F Purchase)...............               -            (488)              -              (488)

      Net loss (Post-M&F Purchase)..............               -         (13,525)              -           (13,525)
      Foreign currency translation
        adjustment..............................               -               -          (2,773)            (2,773)
                                                                                                   ------------------
   Comprehensive loss...........................               -               -               -            (16,786)
                                                                                                   ==================
   Issuance of Series A Non-Cumulative Perpetual
      Participating Preferred
      Stock.....................................               -               -               -             9,278
    Revaluation capital.........................         333,135               -               -           333,135
                                                   ------------------------------------------------------------------
Balance at December 31, 2001....................    $    333,135    $   (432,960)   $     (12,103)   $      75,325
                                                   ==================================================================



                                                                         See accompanying notes




                                                               Panavision Inc.
                                                   Consolidated Statements of Cash Flows
                                                               (In thousands)

                                                     Year Ended December 31, 2001
                                                  Pre-M&F Purchase Post-M&F Purchase
                                                   Period from          Period from            Pre-M&F Purchase
                                                                                               ----------------
                                                   January 1 to         April 20 to         Year ended December 31,
                                                  April 19, 2001     December 31, 2001        2000            1999
                                                  --------------     -----------------     --------------------------

Operating activities
Net loss.....................................    $        (488)      $     (13,525)        $ (23,645)  $     (16,038)
Adjustments to derive net cash provided by
   operating activities:
     Depreciation and amortization...........           11,518              36,412             37,926        36,940
     Gain on sale of property and equipment..             (798)               (550)            (1,196)       (2,181)
     Amortization of discount on
       subordinated notes....................            5,707              13,632             17,659        16,074
     Deferred income tax benefit.............                -             (10,070)               (45)        2,854
     Changes in operating assets and
       liabilities:
       Accounts receivable...................             (207)              8,802             (1,647)       (1,967)
       Inventories...........................               84                 (60)               206          (718)
       Prepaid expenses and other current
         assets..............................             (411)                327                 99          (280)
       Accounts payable......................           (1,335)              2,133               (488)          521
       Accrued liabilities...................           (2,831)             (3,882)             1,426         2,710
     Other, net..............................              (14)             (1,167)            (5,543)       (8,716)
                                                   -------------       -------------      -------------  -------------
Net cash provided by operating activities....           11,225              32,052             24,752        29,199

Investing activities
Capital expenditures.........................          (10,462)            (16,145)           (30,746)      (35,656)
Proceeds from dispositions of fixed assets...              780                 820              1,768         3,324
                                                   -------------       -------------      -------------  -------------
Net cash used in investing activities........           (9,682)            (15,325)           (28,978)      (32,332)

Financing activities
Borrowings under notes payable and credit
   agreement.................................            6,700               7,200             30,500        11,500
Repayments of notes payable and credit
   agreement.................................           (7,331)            (27,592)           (36,212)      (12,814)
Issuance of shares to Sony (net of
   transaction costs)........................                -                   -              9,745             -
                                                   -------------       -------------      -------------  -------------
Net cash (used in) provided by financing
   activities................................             (631)            (20,392)             4,033        (1,314)
Effect of exchange rate changes on cash......             (249)                 69               (243)           92
                                                   -------------       -------------      -------------  -------------
Net increase (decrease) in cash and cash
   equivalents...............................              663              (3,596)              (436)       (4,355)
Cash and cash equivalents at beginning of
   period....................................            4,981               5,644              5,417         9,772
                                                   -------------       -------------      -------------  -------------
Cash and cash equivalents at end of period...    $       5,644       $       2,048         $    4,981     $   5,417
                                                  ==============       =============      =============  =============



                                                            See accompanying notes





                                                               Panavision Inc.
                                                     Consolidated Statements of Cash Flows
                                                       (In thousands, except share data)


                                                     Year Ended December 31, 2001
                                                  Pre-M&F Purchase Post-M&F Purchase
                                                   Period from          Period from            Pre-M&F Purchase
                                                                                               ----------------
                                                   January 1 to         April 20 to        Year ended December 31,
                                                  April 19, 2001     December 31, 2001        2000          1999
                                                  --------------     -----------------

Supplemental cash flow information
Interest paid during the period..............    $       9,184       $      15,716         $  30,867     $   26,067
Income taxes paid during the period..........    $       1,217       $       2,911         $   3,006     $    2,702



Supplemental non-cash information
The following sets forth the changes in assets and liabilities resulting
from the purchase price allocation in connection with the M&F                 Increase
Purchase (see Note 2):                                                        (Decrease)
                                                                              ----------
Property, plant and equipment .................................              $  40,783
Goodwill ......................................................                260,006
Trademarks ....................................................                 68,612
Other .........................................................                 (2,838)
Long-term debt ................................................                  3,847
Deferred tax assets ...........................................                 15,553
Deferred tax liabilities.......................................                 45,134


In December 2001, the Company issued 1,381,690 shares of Series A
Non-Cumulative Perpetual Participating Preferred Stock in exchange for
$24.5 million principal amount of 95/8% Senior Subordinated Discount Notes
(see Note 2).




                            See accompanying notes




                              Panavision Inc.
                 Notes to Consolidated Financial Statements
                             December 31, 2001


1.  Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Panavision Inc. ("Panavision" or the "Company") is a leading designer, manufacturer and supplier of high-precision camera systems, comprising cameras, lenses and accessories, for the motion picture and television industries. The Company rents its products through its owned-and-operated facilities in North America, Europe, and the Asia Pacific region, as well as through a worldwide agent network. In addition to manufacturing and renting camera systems, the Company also rents lighting, lighting grip, power distribution, generation and related transportation equipment and sells lighting filters and other color correction and diffusion filters. Panavision also operates EFILM, a digital laboratory (see Note 14).

The Company is a majority-owned subsidiary of M&F Worldwide Corp. ("M&F Worldwide" or "Parent"), which, as a result of its acquisition of the Company's Common Stock as described below, is a majority-owned indirect subsidiary of Mafco Holdings Inc. ("Mafco Holdings"). All of the Company's operations are conducted through its subsidiaries. As more fully described in Note 2, on April 19, 2001, M&F Worldwide purchased approximately 83.5% of the Company's outstanding Common Stock from PX Holding Corporation ("PX Holding"), a wholly owned subsidiary of Mafco Holdings. M&F Worldwide accounted for its acquisition of approximately 83.5% of the Company's outstanding Common Stock as a purchase, and purchase accounting adjustments have been pushed down to the Panavision financial statements for the period subsequent to April 19, 2001 (designated "Post-M&F Purchase"). The Panavision financial statements for the periods ended prior to April 19, 2001 were prepared using Panavision's historical basis of accounting and are designated as "Pre-M&F Purchase." As a result, the Pre-M&F Purchase and Post-M&F Purchase information is not comparable.

The consolidated financial statements include the accounts of Panavision and its majority-owned subsidiaries. All significant intercompany amounts and transactions have been eliminated.

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

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturity dates of three months or less and investments in money market funds to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair value.

Inventories

Inventories are valued at the lower of cost or market value and are determined principally under the first-in, first-out method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Additions, improvements and replacements that extend asset life are capitalized.

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

Depreciation expense amounted to $10.2 million, $25.0 million, $34.2 million and $34.0 million for the Pre-M&F Purchase period, the Post-M&F Purchase period, 2000, and 1999, respectively.

Goodwill and Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their estimated useful lives.

The Company will apply the new rules on accounting for goodwill and other indefinite lived intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 is expected to result in a decrease in amortization expense of approximately $9.8 million per year, which reflects total amortization expense recorded in the Pre- and Post- M&F Purchase periods relating to goodwill and certain intangible balances that are expected to be affected by the new rules. Management's preliminary belief is that the fair value of its goodwill and certain intangible assets with indefinite lives is in excess of carrying value. However, the Company will perform detailed impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, to determine the effect, if any, on the Company's financial position or results of operations.

Goodwill recognized in business combinations accounted for as purchases is being amortized through December 31, 2001, on a straight-line basis over periods ranging from 4 to 30 years. As of December 31, 2001 and 2000, goodwill was $248.1 million and $10.5 million, net of accumulated amortization of $6.2 million and $2.6 million, respectively. Goodwill amortization expense amounted to $0.3 million, $6.2 million, $1.2 million and $0.9 million for the Pre-M&F Purchase period, the Post-M&F Purchase period, 2000 and 1999, respectively. Goodwill is principally related to the M&F Purchase (see Note 2).

Patents and trademarks are being amortized on a straight-line basis over their estimated useful lives ranging from 5 to 12 years. Amortization expense amounted to $0.2 million, $3.6 million, $0.3 million and $0.2 million for the Pre-M&F Purchase period, the Post-M&F Purchase period, 2000 and 1999, respectively. Accumulated amortization was $3.6 million and $6.1 million at December 31, 2001 and 2000, respectively. Trademarks related to the M&F Purchase (see Note 2) are considered to have indefinite lives and, accordingly, will no longer be amortized effective January 1, 2002.

Accounting for Long-Lived Assets

The Company assesses on an ongoing basis the recoverability of long-lived tangible and intangible assets based on estimates of future undiscounted cash flows compared to net book value. If the future undiscounted cash flow estimates were less than net book value, net book value would then be reduced to estimated fair value, which generally approximates discounted cash flows. The Company also evaluates the amortization periods of assets to determine whether events or circumstances warrant revised estimates of useful lives. In August 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, but retains the fundamental provisions relating to recognition and measurement of impairment of long-lived assets. The Company does not expect the adoption of SFAS 144 to have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Income Taxes

Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109") (see Note 6). Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. As of December 31, 2001, the Company's accumulated foreign earnings were approximately $13.9 million. The Company has provided deferred income taxes, including withholding taxes, on undistributed Canadian earnings totaling approximately $5.6 million. All other foreign earnings are permanently reinvested.

Financial Instruments

Most of the Company's customers are in the entertainment industry. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The Company does not generally require collateral. Actual losses and allowances have been within management's expectations.

The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt approximate fair value.

Revenue Recognition

Rental revenue is recognized over the related equipment rental period. Sales revenue is recognized upon shipment. Returns and allowances, which have not been significant, are provided for in the period of sale.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") that, with its subsequent amendments, became effective in the fourth quarter of 2000. The adoption of SAB 101 did not have a material effect on the Company's financial position or results of operations.

Freight Costs

For the Pre-M&F Purchase period, the Post-M&F Purchase period, and the years ended December 31, 2000 and 1999, freight costs amounted to $.5 million, $1.2 million, $2.3 million and $2.0 million, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Comprehensive Loss


For the years ended December 31, 2001, 2000 and 1999, comprehensive loss amounted to $(16,786,000), $(28,924,000) and $(17,475,000), respectively.
The difference between net loss and comprehensive loss relates to the change in the Company's foreign currency translation adjustments.

Accounting for Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments.

The Company adopted SFAS 133 on January 1, 2001, and is required to adjust hedging instruments to fair value in its balance sheet and recognize the offsetting gains or losses as adjustments to net income (loss) or other comprehensive income (loss), as appropriate. The adoption of SFAS 133 did not have a material impact on the Company's financial position or results of operations.


Earnings Per Share

Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Potential common shares, consisting of outstanding stock options and warrants are considered in the calculation under the treasury stock method.


The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share information):



                                             Pre-M&F Purchase     Post-M&F Purchase
                                           -------------------------------------------
                                          Period from         Period from April                Pre-M&F Purchase
                                        January 1 to April    20 to December 31,            Year ended December 31,
                                            19, 2001               2001                  2000                  1999
                                        -----------------    -----------------        --------------------------------
Numerator for basic and
     diluted loss per share - net loss... $      (488)              $     (13,525)     $   (23,645)            $  (16,038)
                                           ------------              --------------     ------------            -----------
Denominator:
     Denominator for basic loss per
       share-                                    8,770                       8,770            8,366                 8,056
         weighted average shares.........
     Effect of dilutive securities -
         stock options and warrants......            -                           -                -                     -
                                           ------------              --------------     ------------            -----------
     Denominator for diluted loss per
       share - adjusted weighted average
       shares............................        8,770                       8,770            8,366                 8,056
Basic  loss per share....................    $   (0.06)              $       (1.54)     $     (2.83)            $   (1.99)
                                           ============              ==============     ============            ===========
Diluted loss per share...................    $   (0.06)              $       (1.54)     $     (2.83)            $   (1.99)
                                           ============              ==============     ============            ===========

For the Pre-M&F Purchase period and the Post-M&F Purchase period, outstanding stock options and warrants to purchase 992,000 and 713,400 shares, respectively, were excluded from the calculation of diluted loss per share as their effect would have been antidilutive. For the year ended December 31, 2000, outstanding stock options and warrants to purchase 1,225,333 and 713,400 shares, respectively, were excluded from the calculation of diluted loss per share as their effect would have been antidilutive. For the year ended December 31, 1999, outstanding stock options to purchase 1,162,000 shares were excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

Stock-Based Benefits

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), recommends that stock awards granted subsequent to January 1, 1995 be recognized as compensation expense based on their fair value at the date of grant. Alternatively, a company may use Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and disclose the pro forma income amount which would have resulted from recognizing such awards at their fair value. The Company will continue to account for stock-based compensation expense under APB 25 and make the required pro forma disclosures for compensation.

Investments

Investments of approximately $4,250,000 and $1,150,000 at December 31, 2001 and 2000, respectively, accounted for under the equity method, are included in other assets in the accompanying consolidated balance sheets. The Company's share of earnings of its equity investees of approximately $256,000 and $42,000 in 2001 and 2000, respectively, is included in Other, net in the accompanying consolidated statements of operations.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including the collectibility of receivables and the realizability of assets such as fixed assets and deferred taxes. Actual results could differ from such estimates.

2.  Acquisition by M&F Worldwide Corp.

On April 19, 2001, M&F Worldwide and PX Holding announced that, pursuant to a stock purchase agreement, M&F Worldwide had purchased all 7,320,225 shares (the "Shares") of the Company's Common Stock held by PX Holding (the "M&F Purchase"). The Shares purchased constituted approximately 83.5% of the Company's then outstanding Common Stock. As a result of the purchase, PX Holding acquired control of M&F Worldwide.

The Company, PX Holding and M&F Worldwide entered into a letter agreement (the "Registration Rights Agreement Transfer Letter"), dated as of April 19, 2001, confirming that upon acquisition of the Shares, M&F Worldwide or its designated affiliate, PVI Acquisition Corp., will become a "Holder" under the Registration Rights Agreement dated as of June 5, 1998, between the Company and PX Holding (the "Registration Rights Agreement"), and that all Shares will become "Registrable Securities" under such agreement.

In connection with the M&F Purchase, the carrying values of Panavision's assets and liabilities were changed to reflect the fair values of the assets and liabilities as of the acquisition date to the extent of M&F Worldwide's 83.5% controlling interest. The remaining 16.5% is accounted for at Panavision's historical basis.

As a result of the purchase price allocation for assets and liabilities representing 83.5% of the totals, the following adjustments were recorded as of the acquisition date to adjust the historical carrying values (in thousands):
                                                                    Increase
                                                                   (Decrease)
                                                                   ----------
Property, plant and equipment ..............................   $      40,783
Goodwill ...................................................         260,006
Trademarks .................................................          68,612
Other ......................................................          (2,838)
Long-term debt .............................................           3,847
Deferred tax assets ........................................          15,553
Deferred tax liabilities....................................          45,134


The purchase price allocation is preliminary and is subject to adjustment with respect to the fair value of $37.7 principal amount of 9 5/8% Senior Subordinated Notes Due 2006 (the "Existing Notes"), due to uncertainty of the outcome of a pending settlement relating to the M&F Purchase.


The following unaudited pro forma financial information gives effect to the M&F Purchase as if it had occurred at the beginning of each of the respective periods presented. The pro forma information includes certain adjustments, primarily increased depreciation and amortization, decreased interest expense and decreased income tax expense, and are not necessarily indicative of what the results would have been had the acquisition occurred at the beginning of each of the respective periods presented and do not purport to project results of operations of the Company in any future period (in thousands, except per share amounts).

                                                   (unaudited)
                                               Twelve Months Ended,
                                                   December 31,
                                        -----------------------------------
                                             2001               2000
                                        ---------------    ---------------

Revenue                             $    190,810        $    204,628
Gross margin                              83,075              90,255
Operating income                          17,042              16,752
Net loss                                 (16,715)            (24,814)
Net loss per share -
        basic and diluted           $     (1.91)        $     (2.97)

At the closing of the M&F Purchase, Ronald O. Perelman, Mafco Holdings' sole shareholder, delivered a letter to M&F Worldwide in which Mr. Perelman agreed that, if M&F Worldwide determines in its good faith reasonable judgment that Panavision is unable to make required payments of principal or interest under its Existing Credit Agreement (see Note 7) or its Existing Notes, he or corporations under his control will provide such financial support to M&F Worldwide as may be required by Panavision in connection with such payments of principal and interest. The financial support from Mr. Perelman will be in such amount as M&F Worldwide determines. However, there can be no assurance that M&F Worldwide will make such determination or if such determination is made, whether such determination will be adequate and timely in order to meet the Company's needs, if such needs arise. Any investment by M&F Worldwide in Panavision, of proceeds M&F Worldwide receives from Mr. Perelman, would be on terms to be agreed between M&F Worldwide and Panavision.

In satisfaction of the obligation of M&F Worldwide under another agreement entered into contemporaneously with the closing of the M&F Purchase, Mafco Holdings and M&F Worldwide entered into a letter agreement, and M&F Worldwide and the Company entered into a letter agreement, both dated as of December 21, 2001, pursuant to which M&F Worldwide purchased from PX Holding $22.0 million principal amount of Existing Notes for an aggregate purchase price of $8.14 million, and M&F Worldwide delivered to the Company an aggregate of $24.5 million principal amount of Existing Notes in exchange for 1,381,690 shares (the "Exchanged Shares") of Series A Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share, of the Company. The Exchanged Shares were issued at a value of approximately $9.3 million, which represents M&F Worldwide's cost to purchase the Existing Notes delivered to the Company. Because M&F Worldwide delivered the Existing Notes to the Company in satisfaction of obligations under an agreement entered into concurrent with the M&F Purchase, the difference between M&F Worldwide's cost and the Company's book value of the Existing Notes was recorded as a reduction of goodwill.

The Company and M&F Worldwide entered into a letter agreement (the "Registration Rights Agreement Amendment Letter"), dated as of December 21, 2001, pursuant to which the Company and M&F Worldwide agreed to amend the Registration Rights Agreement to, among other things, include the Exchanged Shares within the definition of "Registrable Securities."

Shareholders of M&F Worldwide brought suits against M&F Worldwide and its directors challenging the M&F Purchase as an alleged breach of fiduciary duty and seeking, among other things, rescission of the transaction. One of the shareholders has dismissed his lawsuit pursuant to a settlement. The Company understands that the defendants and certain of the plaintiffs to the remaining litigation have reached a settlement of these claims that, if approved by the court, will result in a full release by all M&F Worldwide shareholders of the claims. The hearing on the request to approve the settlement is currently scheduled for May 13, 2002.

3.  Property, Plant and Equipment



Property, plant and equipment consist of the following (in thousands):
                                                                                  December 31,
                                                                         -------------------------------
                                                                              2001            2000
                                                                         --------------- ---------------

         Land..........................................................    $        41     $        44
         Buildings and improvements....................................         12,289          17,206
         Rental assets.................................................        229,254         366,198
         Machinery and equipment.......................................          9,133          16,116
         Furniture and fixtures........................................          2,377           7,821
         Other.........................................................          2,244           2,288
                                                                         --------------- ---------------
                                                                               255,338         409,673
         Less accumulated depreciation and amortization................         21,660         205,479
                                                                         --------------- ---------------
                                                                            $  233,678     $   204,194
                                                                         =============== ===============

As a result of the push down of the purchase price relating to the M&F Purchase, accumulated depreciation and amortization was reset to zero. Accordingly, approximately $211,000,000 of accumulated depreciation and amortization was netted against gross property, plant and equipment balances. In addition, the fair market value of rental assets was determined to be approximately $40,783,000 greater than carrying value; accordingly, the gross rental assets balance was increased by $40,783,000.

During 2001 and 2000, the Company recorded approximately $175,000 and $300,000 of capitalized interest costs, respectively.

4.  Inventories

Inventories consist of the following (in thousands):
                                                                                  December 31,
                                                                         -------------------------------
                                                                              2001            2000
                                                                         --------------- ---------------

         Finished goods................................................    $     2,242     $     2,077
         Work-in-process...............................................            162             108
         Component parts...............................................          1,583           1,851
         Spare parts and supplies......................................          2,027           1,768
         Other.........................................................          4,122           4,356
                                                                         --------------- ---------------
                                                                           $    10,136     $    10,160
                                                                         =============== ===============


5.  Accrued Liabilities


Accrued liabilities consist of the following (in thousands):
                                                                                   December 31,
                                                                         ---------------------------------
                                                                               2001             2000
                                                                         ----------------- ---------------
         Interest payable............................................      $     1,249       $     2,518
         Professional fees...........................................              794               778
         Taxes other than income taxes...............................            1,617               845
         Payroll and related costs...................................            5,238             7,572
         Rent .......................................................            2,935             3,297
         Accrued other...............................................            4,679             9,920
                                                                         ----------------- ---------------
                                                                           $    16,512       $    24,930
                                                                         ================= ===============

6.  Income Taxes

Since the closing of the M&F Purchase on April 19, 2001, the Company, for federal income tax purposes, has been included in the affiliated group of which M&F Worldwide is the common parent, and the Company's federal taxable income and loss will be included in such group's consolidated tax return filed by M&F Worldwide. The Company also may be included in certain state and local tax returns of M&F Worldwide or its subsidiaries. As of April 19, 2001, the Company and M&F Worldwide entered into a tax sharing agreement (the "M&F Worldwide Tax Sharing Agreement"), pursuant to which the M&F Worldwide has agreed to indemnify the Company against federal, state or local income tax liabilities of the consolidated or combined group of which M&F Worldwide (or a subsidiary of M&F Worldwide other than the Company or its subsidiaries) is the common parent for taxable periods beginning after April 19, 2001 during which the Company or a subsidiary of the Company is a member of such group. Pursuant to the M&F Worldwide Tax Sharing Agreement, for all taxable periods beginning after April 19, 2001, the Company will pay to M&F Worldwide amounts equal to the taxes that the Company would otherwise have to pay if it were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period which is attributable to the Company), except that the Company will not be entitled to carry back any losses to taxable periods ending prior to April 20, 2001. Since the payments to be made under the M&F Worldwide Tax Sharing Agreement will be determined by the amount of taxes that the Company would otherwise have to pay if it were to file separate federal, state and local income tax returns, the M&F Worldwide Tax Sharing Agreement will benefit M&F Worldwide to the extent M&F Worldwide can offset the taxable income generated by the Company against losses and tax credits generated by M&F Worldwide and its other subsidiaries. To the extent that the Company has losses for tax purposes, the M&F Worldwide Tax Sharing Agreement permits the Company to carry those losses back to periods beginning on or after April 20, 2001 and forward for so long as the Company is included in the affiliated group of which M&F Worldwide is the common parent (in both cases, subject to federal, state and local rules on limitation and expiration of net operating losses) to reduce the amount of the payments the Company otherwise would be required to make to M&F Worldwide in years in which it has current income for tax purposes.

For the period from February 1, 1999 through April 19, 2001, the Company, for federal income tax purposes, had been included in the affiliated group of which Mafco Holdings was the common parent, and for such period the Company's federal taxable income and loss had been included in such group's consolidated tax return filed by Mafco Holdings. As of February 1, 1999, the Company and certain of its subsidiaries and Mafco Holdings entered into a tax sharing agreement (the "Mafco Holdings Tax Sharing Agreement") containing terms and conditions substantially the same as those in the M&F Worldwide Tax Sharing Agreement. The Mafco Holdings Tax Sharing Agreement governed tax matters between the Company and Mafco Holdings for the period from February 1, 1999 through April 19, 2001 and continues in effect as to post Mafco Holdings consolidation matters such as audit adjustments and indemnities.

Since the M&F Purchase constituted a deconsolidation event under the Mafco Tax Sharing Agreement, federal and state net operating loss carryforwards of approximately $31.8 million and $17.3 million, respectively, are no longer available for use by the Company.

Subsequent to December 31, 2001, new tax legislation was enacted that will allow for utilization of alternative minimum tax net operating losses to fully offset alternative minimum taxable income for 2001 and 2002. The impact relating to this new legislation, which will be recorded in the first quarter of 2002, primarily results in accelerating utilization of alternative minimum tax net operating losses.

The (provision) benefit for income taxes includes the following (in thousands):


                                                                                                 Pre-M&F Purchase
                                      ---------------------------------------------  -----------------------------------------
                                         Pre-M&F Purchase     Post-M&F Purchase              Year ended December 31,
                                      ---------------------------------------------  -----------------------------------------
                                      Period from January 1  Period from April 20
                                        to April 19, 2001    to December 31, 2001            2000                 1999
                                      ---------------------------------------------  ---------------------  ------------------
Current (provision) benefit:
   Federal............................     $        (25)         $        (645)           $         -           $       470
   State..............................                -                   (200)                  (100)                    -
   Foreign............................             (986)                (2,714)                (4,736)               (4,038)
                                                --------         --------------           ------------          ------------
Total current provision...............           (1,011)                (3,559)                (4,836)               (3,568)
                                                --------         --------------           ------------          ------------

Deferred (provision) benefit:
   Federal............................                -                  9,896                      -                     -
   State..............................                -                    174                      -                     -
   Foreign............................                -                      -                    (45)                1,768
                                                -------          -------------            ------------          -----------
Total deferred (provision) benefit....                -                 10,070                    (45)                1,768
                                                -------          -------------            ------------          -----------
                                           $     (1,011)         $       6,511            $    (4,881)          $    (1,800)
                                           =============         =============            ============          ============

For financial statement purposes, loss before income taxes includes the following components (in thousands):


                                                                                                   Pre-M&F Purchase
                                                                                        --------------------------------------
                                         Pre-M&F Purchase      Post-M&F Purchase               Year ended December 31,
                                      -----------------------------------------------
                                      Period from January 1 Period from April 20 to     --------------------------------------
                                        to April 19, 2001      December 31, 2001               2000                1999
                                      -----------------------------------------------   ------------------ -------------------
Income (loss) before income taxes:
   Domestic.........................       $        (22)         $     (21,610)             $ (23,034)        $   (17,510)
   Foreign..........................                545                  1,574                  4,270               3,272
                                                -------          -------------              ---------         -----------
                                           $        523          $     (20,036)             $ (18,764)        $   (14,238)
                                           ============          ==============             ==========        ============




The difference between the income tax (provision) benefit and the amount computed by applying the Federal statutory rate (35%) to loss before income taxes is explained below (in thousands):


                                                                                                      Pre-M&F Purchase
                                                                                            -------------------------------------
                                            Pre-M&F Purchase      Post-M&F Purchase               Year ended December 31,
                                         -----------------------------------------------    -------------------------------------
                                         Period from January 1 Period from April 20 to            2000               1999
                                           to April 19, 2001      December 31, 2001
                                         -----------------------------------------------    ----------------- -------------------
Tax at Federal statutory rate.......... $         (183)         $        7,013               $     6,567          $  5,055
State income tax provision.............              -                     (26)                      (65)                -
Decrease/(increase) in valuation                     -                   3,762                    (6,290)           (3,355)
  allowance............................
Non-deductible items ..................            (19)                 (2,753)                     (603)             (343)
Foreign income taxed at varying
rates including foreign losses for
which no benefit was received..........           (789)                 (2,169)                   (4,490)           (2,398)
Other, net.............................            (20)                    684                         -              (759)
                                       ----------------         ---------------             ------------         ----------
                                       $        (1,011)         $        6,511               $    (4,881)         $  (1,800)
                                       ================         ===============             =============        ===========



Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows (in thousands):

                                                                                  December 31,
                                                                         --------------------------------
                                                                              2001             2000
                                                                         ---------------  ---------------
      Deferred tax assets:
         Debt original interest discount ..............................    $    13,644     $          -
         Domestic net operating loss carryforwards.....................         16,392           34,923
         Tax credit carryforwards (primarily alternative
           minimum tax credits)........................................         14,725            9,077
         Expense accruals..............................................          3,681            5,751
         State income taxes and other..................................          2,807            1,135
                                                                         ---------------  ---------------
      Total deferred tax assets........................................         51,249           50,886
      Valuation allowance..............................................         (7,300)         (30,057)
                                                                         ---------------  ---------------
      Net deferred tax assets..........................................         43,949           20,829

      Deferred tax liabilities:
         Fixed assets..................................................        (34,444)         (22,340)
         Unremitted foreign earnings...................................         (3,069)          (1,013)
         Intangibles ..................................................        (29,688)               -
         Other ........................................................         (1,154)          (2,399)
                                                                         ---------------  ---------------
      Total deferred tax liabilities...................................        (68,355)         (25,752)
                                                                         ---------------  ---------------
      Net deferred tax liabilities.....................................        (24,406)          (4,923)
                                                                         ===============  ===============

      Balance Sheet Classifications:
       Non-current deferred tax liability.............................   $     (24,406)   $      (4,923)
                                                                         ---------------  ---------------
                                                                         $     (24,406)   $      (4,923)


The valuation allowance decreased by $ 22,757,000 during the year ended December 31, 2001. The net decrease is a result of the Company's ability to utilize these deferred tax assets in future periods against additional deferred tax liabilities that were created in connection with the M&F Purchase. The valuation allowance increased by $6,290,000 during the year ended December 31, 2000.

SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the uncertainty regarding the Company's ability to utilize certain tax credits in the future, the Company has provided a partial valuation allowance against its net domestic deferred tax assets.

As a result of the deconsolidation from the Mafco affiliated group as of April 19, 2001, federal and state net operating loss carryforwards of approximately $31.8 million and $17.3 million, respectively, are no longer available for use by the Company. After the effect of the deconsolidation, as of December 31, 2001, the Company has federal and state net operating loss carryforwards of approximately $44.8 million and $7.9 million, respectively. The net operating loss carryforwards will expire at various dates beginning in 2009 through 2019, if not utilized.

At December 31, 2001, the Company also had federal alternative minimum tax credit carryforwards of approximately $5.3 million, which may be used indefinitely, foreign tax credit carryforwards of approximately $2.7 million, which will expire from 2002 to 2006, if not utilized, and research and development credit carryforwards of $1.1 million, which will expire from 2006 through 2020, if not utilized.

At December 31, 2001, the Company also had California alternative minimum tax credit carryforwards of approximately $1.2 million and California research and development credit carryforwards of approximately $925,000, both of which may be carried forward indefinitely.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of a portion of the net operating loss and tax credit carryforwards before utilization.

7.  Long-Term Debt

Long-term debt, including current maturities, consists of the following (in thousands):

                                                                             December 31,
                                                            -----------------------------------------------
                                                                    2001                     2000
                                                            ---------------------   -----------------------
          Existing Credit Agreement:
              Revolving Facility.........................        $   79,000              $   82,300
              Term Facility..............................           198,287                 215,988

          95/8% Senior Subordinated Discount Notes
              Due 2006...................................           195,016                 196,837
                                                            ---------------------   -----------------------
     Total long-term debt, including current maturities..        $  472,303              $  495,125


The Existing Credit Agreement is comprised of two facilities, the Term Facility and the Revolving Facility. The Term Facility has two tranches: the Tranche A Term Facility is a 6-year facility in an aggregate principal amount equal to $90.0 million and the Tranche B Term Facility is a 7-year facility in an aggregate principal amount of $150.0 million. The Revolving Facility is a 6-year facility in an aggregate principal amount of $100.0 million. The Tranche A Term Facility and the Tranche B Term Facility are repayable in quarterly installments. Borrowings under the Existing Credit Agreement bear interest at a rate per annum equal to the Alternate Base Rate ("ABR") (as defined in the Existing Credit Agreement) or the Eurodollar Rate (as defined in the Existing Credit Agreement) plus, in each case, a margin that will be based on the performance of the Company at agreed upon levels. The applicable margin at December 31, 2001 on loans under the Revolving Facility and the Tranche A Term Facility was 2.75% for Eurodollar Loans (as defined in the Existing Credit Agreement) (4.85% to 6.23% at December 31, 2001) and 1.75% for ABR Loans (as defined in the Existing Credit Agreement). The applicable margin at December 31, 2001 on loans under the Tranche B Term Facility was 3.00% for Eurodollar Loans (4.91% to 5.10% at December 31, 2001) and 2.00% for ABR Loans. The Company may select interest periods of one, two, three or six months for Eurodollar Loans. If at any time the Company is in default in the payment of any amount of principal due under the Existing Credit Agreement, such amount will bear interest at 2.00% above the rate otherwise applicable. Overdue interest, fees and other amounts will bear interest at 2.00% above the rate applicable to ABR Loans.

The Company's obligations under the Existing Credit Agreement are secured by substantially all of the Company's assets. The Existing Credit Agreement requires that the Company meet certain financial tests and other restrictive covenants including limitations on indebtedness, leverage ratio levels, interest coverage ratio levels and restricts the Company from declaring or paying dividends to its stockholders. As of December 31, 2001, management believes that the Company was in compliance with all financial covenants contained in the Existing Credit Agreement.

On March 15, 2002, the Company amended its Existing Credit Agreement to, among other things, revise certain of the financial tests and required ratios that the Company must maintain through December 31, 2002 (the "March Amendment").

In connection with the March Amendment, the Company agreed with the lenders under the Existing Credit Agreement to pay the lenders a fee equal to 1% of the amount of the Existing Credit Agreement if the Company does not reduce amounts outstanding under the Existing Credit Agreement by $100.0 million before June 30, 2002. Under the Existing Credit Agreement, as amended, it is an event of default if the Company does not receive $10.0 million in cash equity in exchange for shares of the Company's newly issued Common Stock or perpetual preferred stock ("Perpetual Preferred Stock") by June 30, 2002 or it does not apply such amount, promptly after receiving it, as an optional pre-payment of the revolving credit facility. The Company currently expects that it will receive such a cash contribution from one of its affiliates unless the Existing Credit Agreement is terminated or amended to remove this event of default prior to June 30, 2002.

It is also an event of default under the amended Existing Credit Agreement if the Company does not receive $37.7 million principal amount at maturity of Existing Notes in exchange for shares of the Company's newly issued Common Stock or Perpetual Preferred Stock on the earlier of two business days after the settlement of the M&F Worldwide shareholder suit or June 30, 2002 or cancel such Existing Notes promptly after receiving them. The board of M&F Worldwide has approved the acquisition of $37.7 million principal amount at maturity of the Existing Notes and has also agreed to contribute these Existing Notes to the Company in exchange for shares of the Company's Perpetual Preferred Stock. The board of the Company has approved the issuance of shares of its Perpetual Preferred Stock in exchange for the contribution of the Existing Notes.

The Existing Notes were issued at a discount representing a yield to maturity of 95/8%. There are no periodic or interest payments through February 1, 2002. Thereafter, they bear interest at a rate of 95/8% per annum, payable semi-annually on February 1 and August 1 of each year, commencing August 1, 2002.

As discussed in Note 2, in December 2001, M&F Worldwide delivered Existing Notes with an aggregate principal amount of $24.5 million to the Company in exchange for 1,381,690 shares of Series A Non-Cumulative Perpetual Participating Preferred Stock. The remaining outstanding Existing Notes, at December 31, 2001, have a principal amount at maturity of $193.4 million.

The following sets forth the aggregate principal maturities of the Company's debt during the twelve-month periods ending December 31st (in thousands):


         2002................................................    $    23,680
         2003................................................         42,815
         2004................................................        180,895
         2005................................................         29,898
         2006................................................        193,378


The aggregate principal amount for 2006 represents the fully accreted value of the Existing Notes, exclusive of the effects of the step-up in basis in connection with the M&F Purchase.

In order to provide the Company with additional financial and operating flexibility and to improve its overall capital structure, the Company intends to undertake a refinancing of its existing debt which the Company expects to include a new credit agreement which the Company currently expects will provide for a term loan of $150 million and a $30 million revolving credit facility, an issuance of approximately $250 million of secured securities and the retirement of a substantial amount of its Existing Notes. The Company intends to use the proceeds of the issuance of the new securities, together with borrowings under the new credit agreement, to repay the Existing Credit Agreement and purchase or otherwise retire the Company's outstanding Existing Notes.

The Company currently expects that it will consummate the refinancing transactions described above during the second quarter of 2002. However, there can be no assurance that the Company will be able to consummate these refinancing transactions, or any particular transaction, on the terms described above or at all. In the event that the Company is unable to consummate these refinancing transactions, it may be required to seek additional sources of liquidity in order to meet its obligations under the Existing Credit Agreement.

8.  Preferred Stock

As more fully described in Note 2, in December 2001 the Company issued 1,381,690 shares of Series A Non-Cumulative Perpetual Participating Preferred Stock ("Preferred Stock"). The Preferred Stock is entitled to non-cumulative dividends at a rate of $0.05 per share per annum payable, if declared, quarterly on each March 31, June 30, September 30 and December
31. In addition, the Preferred Stock will also participate pro rata on a share-for-share basis with the common stock, par value $0.01 per share, of the Company ("Common Stock") with respect to any dividends declared or paid on the Common Stock. The Company's Existing Credit Agreement restricts the payment of dividends.

9.  Stock Option Plan

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

Option information with respect to the Company's stock option plan is as follows:


                                                                                 Exercise Price
                                                                     ----------------------------------------
                                                                                                WEIGHTED
                                                       SHARES              RANGE               AVG. PRICE
                                                    -------------    -------------------    -----------------
    Options Outstanding at December 31, 1999          1,162,000      $      10.00           $       10.00
         Options expired ....................           (66,667)            10.00                   10.00
         Grants..............................           130,000              7.50                    7.50
                                                    -------------    -------------------    -----------------
    Options Outstanding at December 31, 2000          1,225,333        $10.00 - $7.50               $9.73

         Options expired.....................          (233,333)           10.00                    10.00
                                                    -------------    -------------------    -----------------
    Options Outstanding at December 31, 2001            992,000        $10.00 - $7.50               $9.67
                                                    =============    ===================    =================


The weighted-average remaining contractual life of options outstanding at December 31, 2001 is 7.77 years.

Information regarding stock options exercisable is as follows:

                                                                        December 31,
                                                    ------------------------------------------------------
                                                         2001               2000               1999
                                                    ----------------   ----------------  -----------------
         Options Exercisable:
              Number..............................       948,667          1,138,667            155,000
              Weighted average exercise price.....         $9.77              $9.90             $10.00

There were no options granted under the Plan in the Pre-M&F Purchase period or in the Post-M&F Purchase period. If the Company recognized employee stock option-related compensation expense in accordance with SFAS 123 and used the Black-Scholes option valuation model for determining the weighted average fair value of options granted, the Pre-M&F Purchase period and Post-M&F Purchase period pro forma net loss and pro forma basic and diluted loss per share would have been approximately $547,000 and $0.06 and $13,587,000 and $1.55, respectively. The Company's 2000 pro forma net loss and pro forma basic and diluted loss per share would have been approximately $24,208,000 and $2.89, respectively. The Company's 1999 pro forma net loss and pro forma basic and diluted loss per share would have been approximately $17,048,000 and $2.12, respectively. For purposes of the pro forma expense, the weighted average fair value of the options is amortized over the vesting period. For 2000, the weighted average fair value of options whose exercise price is less than the market price of the stock on the date of grant is $4.97. For 2000 and 1999, the weighted average fair value of options granted whose exercise price is more than the market price of the stock on the grant date is $3.39 and $1.07, respectively. The fair values are as of the respective grant dates and were estimated using the following assumptions and the Black-Scholes option valuation model:




                                                                2001         2000         1999
                                                              -------       ------       ------
                 Risk-free interest rate...............         N/A         6.53%        6.05%
                 Expected life.........................         N/A        5 years      5 years
                 Expected volatility...................         N/A          0.44         0.38
                 Expected dividend yield...............         N/A         0.00%        0.00%


Applying SFAS 123 in the pro forma disclosures may not be representative of the effects on pro forma net income (loss) for future years as options vest over several years and additional awards may be made each year.

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

10.  Employee Benefit Plans

The Company sponsors a defined contribution 401(k) plan covering a majority of its domestic employees. Eligible employees may contribute from 1% to 16% of their base compensation. The Company makes matching contributions equal to 75% of employee before-tax contributions from 1% to 6%. For the Pre-M&F Purchase period, the Post-M&F Purchase period, and the years ended December 31, 2000 and 1999, the Company recorded expense of $238,000, $579,000, $893,000 and $818,000, respectively, related to the 401(k) plan.

In addition, the Company sponsors a defined contribution retirement plan, which covers certain foreign employees. Participating employees contribute from 4% to 15% of their base compensation. The Company contributes 10.5% to 13% of base compensation for participating employees depending upon their level of contribution. For the Pre-M&F Purchase period, the Post-M&F Purchase period, and the years ended December 31, 2000 and 1999, the Company recorded expense of $248,000, $602,000, $1,158,000 and $1,099,000, respectively, representing the Company's contributions.


11.  Geographical Information

The Company has one operating segment, the rental of camera systems, lighting systems and other equipment, and the sale of related products. These activities are conducted in a number of geographic locations through the Company's owned-and-operated facilities and its network of independent agents. These geographic operations are organized in three regions: North America, Europe and Asia Pacific. North America consists of camera rental facilities in Woodland Hills, Hollywood, Dallas, Chicago, Orlando, Wilmington and Toronto and Vancouver, Canada. In addition to camera rental, Toronto also provides lighting, lighting grip and power distribution and generation equipment. The Company also has a Lee Filters sales operation located in Burbank, California and the EFILM digital laboratories in Hollywood, California. Europe consists of camera rental facilities in Dublin, Ireland, three in London and Manchester, England, Glasgow, Scotland, and Marseilles and Paris, France. In addition, Europe also includes the Lee Lighting and Lee Filters operations in the United Kingdom and the lighting consumables sales facility in Paris, France. Asia Pacific consists of camera rental facilities in Sydney, Brisbane, and Melbourne, Australia, and Auckland and Wellington, New Zealand and an equipment case manufacturer in Moss Vale, Australia. The rental facilities in Australia also provide lighting, lighting grip and power distribution and generation equipment.

The Company evaluates performance based on profit or loss from operations before net interest, income taxes, depreciation and amortization ("EBITDA"). Management believes that EBITDA serves as an important financial analysis tool for measuring financial information such as operating performance, liquidity and leverage. However, EBITDA should not be considered in isolation as a substitute for net income or cash flow from operations prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity.

The following table presents revenue and other financial information by geographic region (in thousands):

                                                                  December 31, 2001
                                   ---------------------------------------------------------------------------
                                     North                     Asia                                Unaudited
                                                                                                      Pro
                                    America      Europe      Pacific     Corporate      Total      Forma (1)
                                   ----------- ------------ ----------- ------------ ------------ ------------
Revenue from
  external customers...........      $101,746     $66,881      $22,183  $        -     $190,810   $  190,810
Intersegment revenue...........        13,282       4,417            -           -       17,699       17,699
Operating profit (loss)........        26,033      (3,566)       3,469      (4,005)      21,931       17,042
Depreciation and amortization .        36,597       8,389        2,944           -       47,930       53,000
Capital expenditures...........        20,911       3,284        2,412           -       26,607       26,607
Long-lived assets .............       463,014      79,590       12,079       6,792      561,475      561,475
Total assets...................       523,400      52,535       16,869       8,412      601,216      601,216


                                                                 December 31, 2000
                                   ---------------------------------------------------------------------------
                                                                                                   Unaudited
                                     North                     Asia                                   Pro
                                    America      Europe      Pacific     Corporate      Total      Forma (1)
                                   ---------------------------------------------------------------------------
Revenue from
  external customers...........      $103,988     $78,523      $22,117  $        -    $ 204,628   $  204,628
Intersegment revenue...........        13,611       4,696            -           -       18,307       18,307
Operating profit (loss)........        32,763        (582)       2,165      (3,552)      30,794       16,752
Depreciation and amortization..        24,165       8,890        3,132       1,739       37,926       52,562
Capital expenditures...........        22,377       5,825        2,544           -       30,746       30,746
Long-lived assets .............       172,499      39,186       13,862       7,956      233,503      576,362
Total assets...................       189,542      68,706       19,430       7,034      284,712      624,753

                                                            December 31, 1999
                                     ------------------------------------------------------------------
                                        North                      Asia
                                       America       Europe       Pacific     Corporate       Total
                                     ------------ ------------- ------------ ------------ -------------
Revenue from
  external customers...........        $101,620     $ 76,385      $ 24,746   $              $202,751
Intersegment revenue...........          13,029        4,080             -            -       17,109
Operating profit (loss)........          29,440       (1,842)        2,643       (3,629)      26,612
Depreciation and amortization..          22,952        9,215         3,139        1,634       36,940
Capital expenditures...........          24,049        7,920         3,683            4       35,656
Long-lived assets..............         169,083       45,306        17,307        9,559      241,255
Total assets...................         186,097       72,141        23,833        9,487      291,558

(1) Reflects the impact of the M&F Purchase assuming that the transaction had occurred at the beginning of each respective period. The pro forma impact on depreciation and amortization relates to the step-up in basis of assets in North America.

The accounting policies of the geographic regions are the same as those described in Note 1.

12.  Commitments and Contingencies

The Company leases real estate, equipment, and vehicles under non-cancelable operating leases. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are presented below (in thousands):


         2002..................................................    $    7,589
         2003..................................................         6,481
         2004..................................................         5,240
         2005..................................................         4,604
         2006..................................................         3,962
         Thereafter............................................        14,447
                                                                 --------------
                                                                   $   42,323
                                                                 ==============

During the Pre-M&F Purchase period, the Post-M&F Purchase period and the years ended December 31, 2000 and 1999, rental expense under operating leases was $2,361,000, $5,733,000, $8,053,000 and $7,598,000, respectively.

In addition to the above operating leases, the Company has lease agreements with Las Palmas Productions, Inc., a wholly-owned subsidiary of M&F Worldwide. See Note 14 for information regarding such lease agreements.

As of December 31, 2001, the Company had various letters of credit outstanding of approximately $637,000. In addition, the Company has various lines of credit totaling approximately $1,276,000 at December 31, 2001, under which no amounts were drawn.

The Company and its subsidiaries are defendants in actions for matters arising out of normal business operations. The Company, based in part on the advice of legal counsel, does not believe that any such proceedings currently pending will have a materially adverse effect on its consolidated financial position, results of operations, or cash flows.

13.  Related Party Transactions

At December 31, 2001 and 2000, the Company recorded amounts payable to DHD Ventures, LLC (see Note 15) of approximately $217,000 and $81,000, respectively, relating to equipment rentals facilitated by Panavision on behalf of DHD Ventures. Such amount is included as a reduction of accounts receivable in the accompanying consolidated balance sheets.

Included in other assets at December 31, 2001 and 2000 is a note receivable of approximately $325,000 due in 2003 from Pany Rental, Inc. (dba
Panavision New York), an agent in which the Company holds a one-third interest.

In December 2001, the Company entered into a lease agreement with TFN Lighting Corp. ("TFN"), a wholly owned subsidiary of Pany Rental, Inc. (dba Panavision New York), whereby the Company leased to TFN certain of its lighting and related equipment located in the United States. The lease term commences on February 1, 2002 and continues for 45 months. Monthly rental payments are due in specified amounts as outlined in the lease agreement. At the end of the Option Term, as defined in the lease, TFN will have the option to purchase the lighting and related equipment covered by the lease.

Due to affiliates is comprised of the following: (i) $530,000 due to M&F Worldwide in connection with the M&F Tax Sharing Agreement (see Note 6); and (ii) $1,175,000 due to Las Palmas Productions, Inc. relating to amounts owed by the Company under the EFILM Agreements (see Note 14).

14.  EFILM

On July 2, 2001, M&F Worldwide acquired all of the shares of Las Palmas Productions, Inc. ("EFILM"). EFILM is an operator of digital laboratories, serving the major studios, independent filmmakers, advertisers, animators, large format filmmakers and restoration clients. EFILM services include high-resolution scanning, laser film recording of digital video and high definition images to film, and digital color timing. Panavision operates the EFILM business pursuant to various employment, license and lease agreements (together, the "EFILM Agreements") entered into between M&F Worldwide and Panavision, whereby the assets and employees of EFILM were leased to Panavision. In addition to monthly payments, the EFILM Agreements require that Panavision pay M&F Worldwide a one-time cash payment equal to the greater of (a) 90% of the average annual EBITDA (as defined in the EFILM Agreements) of the EFILM business over a two-year Incentive Period (as defined in the EFILM Agreements) or (b) $1.5 million, such payment to occur no earlier than 2004 and no later than 2007. The Company is expensing the $1.5 million minimum amount of this one-time cash payment over the 7-year term of the EFILM Agreements as additional lease expense. For 2001, expenses relating to the EFILM Agreements of approximately $573,000 and $29,000 have been included in cost of sales and other and selling, general and administrative expenses, respectively, in the accompanying Consolidated Statements of Operations.

Subsequent to December 31, 2001, M&F Worldwide agreed to sell to Panavision all of the issued and outstanding shares of Las Palmas Productions, Inc. Panavision has agreed to purchase these shares for approximately $6.7 million, subject to the consummation of a refinancing of its Existing Credit Agreement.

15.  DHD Ventures

In July 2000, the Company announced the establishment of a strategic relationship with Sony Electronics Inc. ("Sony") to form DHD Ventures, LLC ("DHD Ventures"). The Company owns 51% of DHD Ventures but does not exercise control. As a result, the Company's investment in DHD Ventures is accounted for under the equity method. DHD Ventures, along with Panavision, couples Sony's 24P CINEALTATM high definition digital camera with Panavision's advanced PRIMO DIGITALTM lenses to form a state-of-the-art digital camera system for use in the motion picture and television industry. These camera systems are available for rent exclusively through Panavision's domestic and international owned and operated facilities and worldwide agent network.


In addition, Sony purchased, for an aggregate consideration of $10.0 million, 714,300 shares of Panavision Common Stock, representing approximately 8% of Panavision's Common Stock, and a warrant to acquire an additional 714,300 shares of Panavision Common Stock at an exercise price of $17.50 per share, subject to adjustment. The warrants are fully exercisable at any time through July 25, 2010.

16.  Valuation and Qualifying Accounts and Reserves

The following is a summary of the valuation and qualifying accounts and reserves for the Pre-M&F Purchase period, the Post-M&F Purchase period, and the years ended December 31, 2000 and 1999 (in thousands):

                                             Beginning      Amounts       Balances
                                              Balance       Reserved     Written Off   Ending Balance
                                            ----------     ----------    -----------   --------------

Allowance for Doubtful Accounts

Pre-M&F Purchase period                        $ 1,907        $    52      $    196        $ 1,763

Post-M&F Purchase period                       $ 1,763        $   132      $    481        $ 1,414

December 31, 2000                              $ 2,368        $   440      $    901        $ 1,907

December 31, 1999                              $ 3,391        $  (67)      $    956        $ 2,368



The following is a summary of unaudited quarterly results of operations (in thousands, except per share data):

                                                                       Quarter
                                            --------------------------------------------------------------
                                                First          Second           Third          Fourth
                                            --------------- --------------  --------------  --------------

Year ended December 31, 2001
Total revenue.............................    $  53,812       $  55,217       $  37,961       $  43,820
Gross margin..............................       27,149          28,618          13,244          17,400
Net income (loss).........................       (1,352)            982          (8,222)         (5,421)
Income (loss) per share - Basic and Diluted   $   (0.15)      $    0.11       $   (0.94)      $   (0.62)
                                            =============== ==============  ==============  ==============

Year ended December 31, 2000
Total revenue.............................    $  48,206       $  45,950       $  54,185       $  56,287
Gross margin..............................       21,164          19,672          25,718          27,779
Net loss..................................       (8,105)         (9,484)         (3,777)         (2,279)
Loss per share - Basic and Diluted........    $   (1.01)      $   (1.17)      $   (0.44)      $   (0.26)
                                            =============== ==============  ==============  ==============




                               Exhibit index

3.            Certificate of incorporation and By-Laws
3.1 Restated Certificate of Incorporation of the Company (incorporated herein by reference to the identically numbered exhibit from the Company's Current Report on Form 10-Q for the quarter ended March 31, 1999 and filed with the Securities and Exchange Commission on May 13, 1999).
3.2 Restated By-Laws of the Company (incorporated herein by reference to the identically numbered exhibit from the Company's Current Report on Form 10-Q for the quarter ended March 31, 1999 and filed with the Securities and Exchange Commission on May 13, 1999).
3.3 Certificate of Designations, Powers, Preferences and Rights of Series A Non-Cumulative Perpetual Participating Preferred Stock of Panavision Inc. (incorporated herein by reference to Exhibit 13 to the Company's Form SC 13D/A filed on December 28, 2001)
4. Instruments defining the rights of security holders, including indentures.
4.1 Indenture, dated as of February 11, 1998, between PX Escrow and The Bank of New York, as Trustee, relating to the Company's 95/8% Senior Subordinated Discount Notes Due 2006 (the "Indenture"). Incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, Registration No. 333-59363 filed with the Securities and Exchange Commission on October 8, 1998.
4.2 First Supplemental Indenture dated June 4, 1998, among PX Escrow, the Company and the Trustee, amending the Indenture (incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, Registration No. 333-59363 filed with the Securities and Exchange Commission on October 8, 1998).
4.4 Credit Agreement, dated June 4, 1998, among Panavision Inc., the several lenders named therein, Chase Securities Inc., as Advisor and Arranger, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to the identically numbered exhibit from the Company's Current Report on Form 8-K dated June 4, 1998 and filed with the Securities and Exchange Commission on June 19, 1998).
4.5 Registration Rights Agreement, dated as of June 5, 1998, between Panavision Inc. and PX Holding Corporation (incorporated herein by reference to the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 1998). This document was transferred to M&F Worldwide Corp. on April 19, 2001. See exhibit 10.21 below.
4.6 First Amendment, dated as of September 30, 1998, to the Credit Agreement among Panavision Inc., the several lenders named therein, Chase Securities Inc., as Advisor and Arranger, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
4.8 Second Amendment, dated as of June 30, 1999, to the Credit Agreement among Panavision Inc., the several lenders named therein, Chase Securities Inc., as Advisor and Arranger, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.           Material Contracts.
10.1 Panavision Inc. 1999 Stock Option Plan (incorporated herein by reference from Annex A of the Company's 1999 Definitive Proxy Statement dated March 31, 1999).




Exhibit
Number        Description
-------       -----------

10.2 Panavision Inc. 1999 Executive Incentive Compensation Plan (incorporated herein by reference from the Company's 1999 Definitive Proxy Statement dated March 31, 1999).
10.3 Employment Agreement, dated as of January 1, 1999, between Panavision Inc. and John S. Farrand (incorporated herein by reference to the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.4 Lease, dated June 13, 1995, between the Company and Trizec Warner Inc. (incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, Registration No. 333-12235).
10.15 Stock Purchase Agreement, dated as of February 1, 1999, between PX Holding Corporation and Warburg, Pincus Capital Company, L.P. (incorporated herein by reference to the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.16 Tax Sharing Agreement, dated as of February 1, 1999, between Mafco Holdings Inc. and Panavision Inc. (incorporated herein by reference to the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.17 Stock and Warrant Purchase Agreement dated July 26, 2000 by and between Sony Electronics Inc. and Panavision Inc. (incorporated herein by reference to the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.18 Warrant No. W-1, dated July 26, 2000, Warrant for Purchase of Shares of Common Stock from Panavision Inc. by Sony Electronics Inc. (incorporated herein by reference to the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.19 Panavision Inc. Stockholders Agreement dated July 26, 2000 by and among Panavision Inc. and Sony Electronics Inc. (incorporated herein by reference to the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.20 Registration Rights Agreement dated July 26, 2000 by and between Panavision Inc. and Sony Electronics Inc. (incorporated herein by reference to the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.21 Registration Rights Transfer Agreement, dated as of April 19, 2001, by and between PX Holding Corporation, Panavision Inc. and M&F Worldwide Corp. (incorporated herein by reference to the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
10.22 Tax Sharing Agreement, dated as of April 19, 2001, by and amount Panavision Inc., certain of its subsidiaries and M&F Worldwide Corp (incorporated herein by reference to the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
10.23 M&F Worldwide Corp. Letter, dated as of April 19, 2001, delivered by M&F Worldwide Corp. to Panavision Inc., together with Mafco Letter Agreement, dated as of April 19, 2001, by and between Mafco Holdings Inc. and M&F Worldwide Corp. (incorporated herein by reference to the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
10.24 Mafco Letter Agreement, dated as of December 21, 2001, between Mafco Holdings Inc. and M&F Worldwide Corp. (incorporated herein by reference to Exhibit 11 to the Company's Form SC 13D/A filed on December 28, 2001).
10.25 M&F Worldwide Letter Amendment, dated as of December 21, 2001, delivered by M&F Worldwide Corp. to Panavision Inc. (incorporated herein by reference to Exhibit 12 to the Company's Form SC 13D/A filed on December 28, 2001).
10.26 Registration Rights Agreement Amendment Letter, dated as of December 21, 2001, between Panavision Inc. and M&F Worldwide Corp. (incorporated herein by reference to Exhibit 14 to the Company's Form SC 13D/A filed on December 28, 2001).
10.27 Registration Rights Agreement Amendment Letter, dated as of December 21, 2001, between PX Holding Corporation and M&F Worldwide Corp.
10.28 Letter Agreement relating to the Mafco Disbursement, dated December 21, 2001, between Mafco Holdings, Inc. and M&F Worldwide Corp.
21.           Subsidiaries.
21.1          Subsidiaries of the Company.
23.           Consents
23.1          Consent of Ernst & Young LLP
24.           Powers of Attorney.
24.1          Power of Attorney executed by Ronald O. Perelman.
24.2          Power of Attorney executed by Philip E. Beekman.
24.3          Power of Attorney executed by Donald G. Drapkin.
24.4          Power of Attorney executed by John S. Farrand.
24.5          Power of Attorney executed by Edward Grebow.
24.6          Power of Attorney executed by James R. Maher.
24.7          Power of Attorney executed by Martin D. Payson.
24.8          Power of Attorney executed by Kenneth Ziffren.





                                                             EXHIBIT 10.27
                           M & F Worldwide Corp.
                            35 East 62nd Street
                          New York, New York 10021



                                                              December 21, 2001



PX Holding Corporation
35 East 62nd Street
New York, New York 10021

Gentlemen:

         M & F Worldwide Corp., a Delaware corporation ("M & F Worldwide"), is delivering this letter to PX Holding Corporation, a Delaware corporation ("PX Holding") and a wholly owned subsidiary of Mafco Holdings Inc., a Delaware corporation ("Mafco"), in connection with the execution of a letter agreement, dated as of the date hereof (the "Letter Agreement"), by and between M & F Worldwide and Mafco. Pursuant to the Letter Agreement, PX Holding is acquiring from M & F Worldwide 666,667 newly-issued shares of Series B Non-Cumulative Perpetual Participating Preferred Stock, par value $.01 per share (the "Series B Preferred Stock").

         M & F Worldwide and PX Holding, intending to be legally bound, hereby agree that the definition of "Registrable Securities" under the registration rights agreement, dated as of April 19, 2001 (the
"Registration Rights Agreement"), by and between PX Holding and M & F Worldwide, is hereby amended and restated as follows:

                  "Registrable Securities" means (a) any shares of Common Stock issued in accordance with Section 1.1 of the Purchase Agreement, (b) any shares of Preferred Stock issued in accordance with Section 1.1 of the Purchase Agreement, (c) any additional shares of Common Stock, Preferred Stock or other capital stock of the Company which shall be issued to PX Holding, (d) any shares of Common Stock, Preferred Stock or other capital stock of the Company acquired by PX Holding on the open market at a time when such party is deemed to be an "affiliate" (as such term is defined under Rule 144 under the Securities Act) of the Company, and (e) any securities issued or issuable in respect of the Common Stock, Preferred Stock or other capital stock of the Company referred to in clauses (a), (b), (c) and (d) above by way of conversion, exercise or exchange or any stock dividend or stock split or in connection with a combination of shares, recapitalization, reclassification, merger or consolidation, and any other securities issued pursuant to any other pro rata distribution with respect to such Common Stock, Preferred Stock or other capital stock of the Company. For purposes of this Agreement, a Registrable Security ceases to be a Registrable Security when (x) it has been effectively registered under the Securities Act and sold or distributed to the public in accordance with an effective registration statement covering it (and has not been reacquired in the manner described in clause (d) above), or (y) it is sold or distributed to the public pursuant to Rule 144 (or any successor or similar provision) under the Securities Act.

         M & F Worldwide's and PX Holding's agreements and undertakings hereunder are for the sole benefit of PX Holding and shall not create third party beneficiary rights on behalf of any other person or entity.

         If you are in agreement with the foregoing, please so indicate by signing the enclosed duplicate copy of this letter.



                                 Very truly yours,


                                 M & F WORLDWIDE CORP.


                                 By:
                                    -----------------------------------------
                                 Name:    Howard Gittis
                                 Title:   Chairman of the Board of  Directors,
                                          President and Chief Executive Officer



ACCEPTED AND AGREED TO:
PX HOLDING CORPORATION


By:
   ---------------------------------
Name:    Todd J. Slotkin
Title:   Executive Vice President and
         Chief Financial Officer




                                                              EXHIBIT 10.28
                            Mafco Holdings Inc.
                            35 East 62nd Street
                          New York, New York 10021

                                                              December 21, 2001

M & F Worldwide Corp.
35 East 62nd Street
New York, New York 10021

Gentlemen:

                  Pursuant to the letter agreement, dated April 19, 2001 (the "Mafco Letter Agreement"), between Mafco and M & F Worldwide, Mafco or a wholly owned subsidiary of Mafco will provide to M & F Worldwide the Mafco Disbursement in exchange for 666,667 newly-issued shares of Series B Non-Cumulative Perpetual Participating Preferred Stock, par value $.01 per share (the "Series B Preferred Stock").

                  M & F Worldwide represents and warrants that such Series B Preferred Stock has been duly authorized by all necessary corporate action on the part of the M & F Worldwide and, upon receipt by M & F Worldwide of the Mafco Disbursement, will be validly issued, fully paid and nonassessable, free and clear of all Encumbrances whatsoever, except for any Encumbrances arising under the Securities Act of 1933 or state securities laws. As used in this letter agreement, the term "Encumbrances" shall mean any and all liens, charges, security interests, options, claims, mortgages, pledges, or agreements, obligations, understandings or arrangements or other restrictions on title or transfer of any nature whatsoever. The issuance of such shares is not subject to preemptive or subscription rights of any stockholder of M & F Worldwide.

                  Upon delivery of the Mafco Disbursement and such Series B Preferred Stock, Mafco and M & F Worldwide shall execute and deliver a cross receipt in the form attached hereto as Exhibit A.

                  Capitalized terms used but not defined herein shall have the meanings given to them in the Mafco Letter Agreement.

                  If you are in agreement with the foregoing, please so indicate by signing the enclosed duplicate copy of this letter.

                                               Very truly yours,

                                               MAFCO HOLDINGS INC.


                                               By: ___________________________
                                               Name:
                                               Title:
ACKNOWLEDGED AND ACCEPTED BY:
M & F WORLDWIDE CORP.


By: ___________________________
Name:  Howard Gittis
Title:  Chairman of the Board of
          Directors, President and Chief
          Executive Officer




                                                                Exhibit A
                                                                ---------
                               CROSS RECEIPT


M & F Worldwide hereby acknowledges delivery of the Mafco Disbursement in satisfaction of Mafco's obligations under the Mafco Letter Agreement.


M & F WORLDWIDE CORP.


By: ___________________________
Name:  Howard Gittis
Title:    Chairman of the Board of
          Directors, President and Chief
          Executive Officer



         Mafco hereby acknowledges delivery of 666,667 shares of Series B Non-Cumulative Perpetual Participating Preferred Stock in satisfaction of M & F Worldwide's obligations under the Mafco Letter Agreement.


MAFCO HOLDINGS INC.


By: ___________________________
       Name:
       Title:




                                                              Exhibit 21.1

                        Subsidiaries of the Company
                        ---------------------------



Name:                                            Jurisdiction of Formation      Doing Business As:
-----                                            -------------------------      ------------------


Panapage Co. LLC                                 Delaware                       Panavision
                                                                                Panavision Chicago
                                                                                Panavision Dallas


Panapage One LLC                                 Delaware

Panapage Two LLC                                 Delaware

Panavision International L.P.                    Delaware                       Panavision;
                                                                                Panavision Hollywood;
                                                                                Panavision Chicago;
                                                                                Panavision Dallas;
                                                                                Panavision Florida;
                                                                                Panavision Wilmington;
                                                                                Lee Filters

Panavision Remote Systems Inc.                   California

Panavision U.K. Holdings, Inc.                   Delaware

Panavision (1998) Limited                        New Zealand

Panavision New Zealand Limited                   New Zealand                    Panavision New Zealand

Panavision Europe Limited                        United Kingdom                 Panavision U.K.;
                                                                                Panavision Ireland;
                                                                                Panavision France;
                                                                                Panavision Alga;
                                                                                Panavision Australia;
                                                                                Lee Filters

Panavision Canada Holdings, Inc.                 Ontario, Canada

Panavision Canada Corp.                          Ontario, Canada                Panavision Canada

Lee Filters Limited                              United Kingdom

Camera Bellows Limited                           United Kingdom

Panavision Poland Ltd.                           United Kingdom

Joe Dunton Cameras Limited                       United Kingdom

Lee Lighting Ltd.                                United Kingdom                 Lee Lighting





                                                           EXHIBIT 23.1



                      CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-88921) pertaining to the Panavision Inc. Stock Option Plan of our report dated February 28, 2002, (except for Note 7, as to which the date is March 28, 2002) with respect to the consolidated financial statements of Panavision Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2001.


                                              /s/ ERNST & YOUNG LLP

Los Angeles, California
March 28, 2002




                                                             EXHIBIT 24.1

                             POWER OF ATTORNEY


                  KNOWN ALL MEN BY THESE PRESENTS, that the undersigned hereby constitutes and appoints each of Scott L. Seybold and Barry F. Schwartz or any of them, each acting alone, his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, in connection with the PANAVISION INC. (the "Corporation") Annual Report on Form 10-K for the year ended December 31, 2001 under the Securities Exchange Act of 1934, as amended, including, without limiting the generality of the foregoing, to sign the Form 10-K in the name and on behalf of the Corporation or on behalf of the undersigned as a director or officer of the Corporation, and any amendments to the Form 10-K and any instrument, contract, document or other writing, of or in connection with the Form 10-K or amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, including this power of attorney, with the Securities and Exchange Commission and any applicable securities exchange or securities self-regulatory body, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                  IN WITNESS WHEREOF, the undersigned has signed these presents this 26th day of March, 2002.




                                                     /S/RONALD O. PERELMAN
                                                     ----------------------
                                                     Ronald O. Perelman




                                                            EXHIBIT 24.2

                             POWER OF ATTORNEY
                             -----------------

                  KNOWN ALL MEN BY THESE PRESENTS, that the undersigned hereby constitutes and appoints each of Scott L. Seybold and Barry F. Schwartz or any of them, each acting alone, his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, in connection with the PANAVISION INC. (the "Corporation") Annual Report on Form 10-K for the year ended December 31, 2001 under the Securities Exchange Act of 1934, as amended, including, without limiting the generality of the foregoing, to sign the Form 10-K in the name and on behalf of the Corporation or on behalf of the undersigned as a director or officer of the Corporation, and any amendments to the Form 10-K and any instrument, contract, document or other writing, of or in connection with the Form 10-K or amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, including this power of attorney, with the Securities and Exchange Commission and any applicable securities exchange or securities self-regulatory body, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                  IN WITNESS WHEREOF, the undersigned has signed these presents this 26th day of March, 2002.




                                                     /S/ PHILIP E. BEEKMAN
                                                     --------------------------
                                                     Philip E. Beekman




                                                        EXHIBIT 24.3

                             POWER OF ATTORNEY
                             -----------------

                  KNOWN ALL MEN BY THESE PRESENTS, that the undersigned hereby constitutes and appoints each of Scott L. Seybold and Barry F. Schwartz or any of them, each acting alone, his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, in connection with the PANAVISION INC. (the "Corporation") Annual Report on Form 10-K for the year ended December 31, 2001 under the Securities Exchange Act of 1934, as amended, including, without limiting the generality of the foregoing, to sign the Form 10-K in the name and on behalf of the Corporation or on behalf of the undersigned as a director or officer of the Corporation, and any amendments to the Form 10-K and any instrument, contract, document or other writing, of or in connection with the Form 10-K or amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, including this power of attorney, with the Securities and Exchange Commission and any applicable securities exchange or securities self-regulatory body, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                  IN WITNESS WHEREOF, the undersigned has signed these presents this 26th day of March, 2002.




                                                     /S/DONALD G. DRAPKIN
                                                     --------------------------
                                                     Donald G. Drapkin




                                                           EXHIBIT 24.4

                             POWER OF ATTORNEY
                             -----------------

                  KNOWN ALL MEN BY THESE PRESENTS, that the undersigned hereby constitutes and appoints each of Scott L. Seybold and Barry F. Schwartz or any of them, each acting alone, his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, in connection with the PANAVISION INC. (the "Corporation") Annual Report on Form 10-K for the year ended December 31, 2001 under the Securities Exchange Act of 1934, as amended, including, without limiting the generality of the foregoing, to sign the Form 10-K in the name and on behalf of the Corporation or on behalf of the undersigned as a director or officer of the Corporation, and any amendments to the Form 10-K and any instrument, contract, document or other writing, of or in connection with the Form 10-K or amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, including this power of attorney, with the Securities and Exchange Commission and any applicable securities exchange or securities self-regulatory body, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                  IN WITNESS WHEREOF, the undersigned has signed these presents this 26th day of March, 2002.




                                                     /S/JOHN S. FARRAND
                                                     --------------------------
                                                     John S. Farrand




                                                              EXHIBIT 24.5

                             POWER OF ATTORNEY


                  KNOWN ALL MEN BY THESE PRESENTS, that the undersigned hereby constitutes and appoints each of Scott L. Seybold and Barry F. Schwartz or any of them, each acting alone, his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, in connection with the PANAVISION INC. (the "Corporation") Annual Report on Form 10-K for the year ended December 31, 2001 under the Securities Exchange Act of 1934, as amended, including, without limiting the generality of the foregoing, to sign the Form 10-K in the name and on behalf of the Corporation or on behalf of the undersigned as a director or officer of the Corporation, and any amendments to the Form 10-K and any instrument, contract, document or other writing, of or in connection with the Form 10-K or amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, including this power of attorney, with the Securities and Exchange Commission and any applicable securities exchange or securities self-regulatory body, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                  IN WITNESS WHEREOF, the undersigned has signed these presents this 26th day of March, 2002.




                                                     /S/EDWARD GREBOW
                                                     --------------------------
                                                     Edward Grebow




                                                        EXHIBIT 24.6

                             POWER OF ATTORNEY


                  KNOWN ALL MEN BY THESE PRESENTS, that the undersigned hereby constitutes and appoints each of Scott L. Seybold and Barry F. Schwartz or any of them, each acting alone, his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, in connection with the PANAVISION INC. (the "Corporation") Annual Report on Form 10-K for the year ended December 31, 2001 under the Securities Exchange Act of 1934, as amended, including, without limiting the generality of the foregoing, to sign the Form 10-K in the name and on behalf of the Corporation or on behalf of the undersigned as a director or officer of the Corporation, and any amendments to the Form 10-K and any instrument, contract, document or other writing, of or in connection with the Form 10-K or amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, including this power of attorney, with the Securities and Exchange Commission and any applicable securities exchange or securities self-regulatory body, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                  IN WITNESS WHEREOF, the undersigned has signed these presents this 26th day of March, 2002.




                                                     /S/JAMES R. MAHER
                                                     -------------------------
                                                     James R. Maher




                                                           EXHIBIT 24.7

                             POWER OF ATTORNEY


                  KNOWN ALL MEN BY THESE PRESENTS, that the undersigned hereby constitutes and appoints each of Scott L. Seybold and Barry F. Schwartz or any of them, each acting alone, his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, in connection with the PANAVISION INC. (the "Corporation") Annual Report on Form 10-K for the year ended December 31, 2001 under the Securities Exchange Act of 1934, as amended, including, without limiting the generality of the foregoing, to sign the Form 10-K in the name and on behalf of the Corporation or on behalf of the undersigned as a director or officer of the Corporation, and any amendments to the Form 10-K and any instrument, contract, document or other writing, of or in connection with the Form 10-K or amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, including this power of attorney, with the Securities and Exchange Commission and any applicable securities exchange or securities self-regulatory body, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                  IN WITNESS WHEREOF, the undersigned has signed these presents this 26th day of March, 2002.




                                                     /S/MARTIN D. PAYSON
                                                     -------------------------
                                                     Martin D. Payson




                                                            EXHIBIT 24.8

                             POWER OF ATTORNEY


                  KNOWN ALL MEN BY THESE PRESENTS, that the undersigned hereby constitutes and appoints each of Scott L. Seybold and Barry F. Schwartz or any of them, each acting alone, his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, in connection with the PANAVISION INC. (the "Corporation") Annual Report on Form 10-K for the year ended December 31, 2001 under the Securities Exchange Act of 1934, as amended, including, without limiting the generality of the foregoing, to sign the Form 10-K in the name and on behalf of the Corporation or on behalf of the undersigned as a director or officer of the Corporation, and any amendments to the Form 10-K and any instrument, contract, document or other writing, of or in connection with the Form 10-K or amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, including this power of attorney, with the Securities and Exchange Commission and any applicable securities exchange or securities self-regulatory body, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                  IN WITNESS WHEREOF, the undersigned has signed these presents this 26th day of March, 2002.



                                                     /S/KENNETH ZIFFREN
                                                     --------------------------
                                                     Kenneth Ziffren