Form 10-Q
period 2002-03-31
PANAVISION INC
filed 2002-05-15
CIK 1022911

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO _________________

                        Commission file number: 001-12391

                            ------------------------

                                 PANAVISION INC.
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                                 13-3593063
------------------------------------------      -------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                 Identification No.)

           6219 DE SOTO AVENUE
        WOODLAND HILLS, CALIFORNIA                          91367
------------------------------------------      -------------------------------
 (Address of principal executive offices)                 (Zip code)

                                 (818) 316-1000

                Registrant's telephone number including area code

-------------------------------------------------------------------------------

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

     As of May 14, 2002, there were 8,769,919 shares of Panavision Inc. Common Stock outstanding.

                                 PANAVISION INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations...............................................3

         Condensed Consolidated Balance Sheets.........................................................4

         Condensed Consolidated Statements of Cash Flows...............................................5

         Notes to Condensed Consolidated Financial Statements..........................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........11


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................16

Item 2.  Changes in Securities........................................................................16

Item 3.  Defaults Upon Senior Securities..............................................................16

Item 4.  Submission of Matters to a Vote of Security Holders..........................................16

Item 5.  Other Information............................................................................16

Item 6.  Exhibits and Reports on Form 8-K.............................................................16


SIGNATURES............................................................................................17

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

                                 PANAVISION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                       POST-M&F       PRE-M&F
                                                       PURCHASE       PURCHASE
                                                      ----------     ----------
                                                         FIRST QUARTER ENDED
                                                              MARCH 31,
                                                         2002            2001
                                                      ----------     ----------
Camera rental                                         $  29,736      $   37,047
Lighting rental....................................       7,563           7,896
Sales and other....................................       8,282           8,869
                                                      ----------     ----------
Total rental revenue and sales.....................      45,581          53,812
Cost of camera rental..............................      14,988          14,992
Cost of lighting rental............................       6,212           6,899
Cost of sales and other............................       5,256           4,772
                                                      ----------     ----------
Gross margin.......................................      19,125          27,149
Selling, general and administrative expenses.......      12,993          14,257
Research and development expenses..................       1,142           1,569
                                                      ----------     ----------
Operating income...................................       4,990          11,323
Interest income....................................          62             260
Interest expense...................................      (8,465)        (12,198)
Foreign exchange loss..............................        (365)           (925)
Other, net.........................................          (4)            841
                                                      ----------     ----------
Loss before income taxes...........................      (3,782)           (699)
Income tax benefit (provision).....................         478            (653)
Net loss...........................................   $  (3,304)     $   (1,352)
                                                      ----------     ----------
Net loss per share - basic and diluted.............   $   (0.38)     $    (0.15)
                                                      ==========     ===========
Shares used in computation - basic and diluted.....       8,770           8,770


                             See accompanying notes.

                                 PANAVISION INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     POST-M&F PURCHASE
                                                                         --------------------------------------------
                                                                             MARCH 31, 2002      DECEMBER 31, 2001
                                                                         --------------------  ----------------------
                                ASSETS                                        (UNAUDITED)
Current assets:
   Cash and cash equivalents..........................................      $       2,640           $       2,048
   Accounts receivable (net of allowance of $1,415 and $1,414)........             27,454                  23,735
   Inventories........................................................             10,013                  10,136
   Prepaid expenses...................................................              4,123                   2,919
   Other current assets...............................................              1,260                     903
                                                                            -------------           -------------
Total current assets..................................................             45,490                  39,741

Property, plant and equipment, net....................................            230,961                 233,678
Goodwill, net.........................................................            248,256                 248,125
Patents and trademarks, net...........................................             66,715                  66,662
Other assets..........................................................             14,197                  13,010
                                                                            -------------           -------------
Total assets..........................................................      $     605,619           $     601,216
                                                                            =============           =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable...................................................      $       8,099           $       8,301
   Accrued liabilities................................................             17,298                  16,512
   Due to affiliates..................................................                 24                   1,705
   Current maturities of long-term debt...............................             25,943                  23,680
                                                                            -------------           -------------
Total current liabilities.............................................             51,364                  50,198

Long-term debt........................................................            454,725                 448,623
Deferred tax liabilities..............................................             24,453                  24,406
Other liabilities.....................................................              2,866                   2,664

Commitments and Contingencies
Stockholders' equity:
   Series A Non-Cumulative Perpetual Participating Preferred Stock,
     $0.01 par value; 2,000 shares authorized; 1,382 shares issued and outstanding at March 31, 2002 and December 31, 2001
     (liquidation preference of $1,382 plus declared and unpaid
     dividends).......................................................                 14                      14
   Common Stock, $0.01 par value; 50,000 shares authorized;
     8,770 shares issued and outstanding at March 31, 2002 and
     December 31, 2001................................................                 88                      88
   Additional paid-in capital.........................................            187,151                 187,151
   Revaluation capital................................................            333,199                 333,135
   Accumulated deficit................................................           (436,264)               (432,960)
   Accumulated other comprehensive loss...............................            (11,977)                (12,103)
                                                                            -------------           -------------
Total stockholders' equity............................................             72,211                  75,325
                                                                            -------------           -------------
Total liabilities and stockholders' equity............................      $     605,619           $     601,216
                                                                            =============           =============

                             See accompanying notes.

                                 PANAVISION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                POST-M&F                 PRE-M&F
                                                                PURCHASE                PURCHASE
                                                          --------------------   --------------------
                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                  2002                    2001
                                                          --------------------   --------------------
OPERATING ACTIVITIES
Net loss................................................    $      (3,304)         $      (1,352)
Adjustments to derive net cash provided by operating
activities:
     Depreciation and amortization......................           10,488                  9,525
     Gain on sale of property and equipment.............              (88)                  (752)
     Amortization of discount on subordinated notes.....            1,480                  4,699
     Changes in operating assets and liabilities:
       Accounts receivable..............................           (3,719)                   917
       Inventories......................................              123                    151
       Prepaid expenses and other current assets........           (1,561)                  (796)
       Accounts payable.................................             (202)                  (713)
       Accrued liabilities..............................              786                 (4,320)
       Due to affiliates................................           (1,681)                     -
     Other, net.........................................             (681)                  (749)
                                                          --------------------   --------------------
Net cash provided by operating activities...............            1,641                  6,610

INVESTING ACTIVITIES
Capital expenditures....................................           (7,216)                (9,269)
Proceeds from dispositions of fixed assets..............              179                    805
                                                          --------------------   --------------------
Net cash used in investing activities...................           (7,037)                (8,464)

FINANCING ACTIVITIES
Borrowings under notes payable and credit agreement.....           13,026                  6,700
Repayments of notes payable and credit agreement........           (6,023)                (5,331)
Deferred financing costs................................           (1,033)                     -
                                                          --------------------   --------------------
Net cash provided by financing activities...............            5,970                  1,369
Effect of exchange rate changes on cash.................               18                   (298)
                                                          --------------------   --------------------
Net increase (decrease) in cash and cash equivalents....              592                   (783)
Cash and cash equivalents at beginning of period........            2,048                  4,981
                                                          --------------------   --------------------
Cash and cash equivalents at end of period..............    $       2,640          $       4,198
                                                          ====================   ====================

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid during the period.........................    $       4,801          $       7,624
Income taxes paid during the period.....................    $         693          $         899




                             See accompanying notes.

                                 PANAVISION INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PREPARATION

     The Company is a majority-owned subsidiary of M&F Worldwide Corp. ("M&F Worldwide") which, as a result of its acquisition of the Company's Common Stock as described below, is a majority-owned indirect subsidiary of Mafco Holdings Inc. ("Mafco Holdings").

     On April 19, 2001, M&F Worldwide and PX Holding Corporation ("PX Holding"), a wholly owned subsidiary of Mafco Holdings, announced that, pursuant to a stock purchase agreement, M&F Worldwide had purchased all 7,320,225 shares (the "Purchased Shares") of the Company's Common Stock held by PX Holding (the "M&F Purchase"). The Purchased Shares constituted approximately 83.5% of the Company's then outstanding Common Stock. As a result of the purchase, Mafco Holdings increased its indirect interest in M&F Worldwide to a majority position.

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

     As a result of the purchase price allocation, for assets and liabilities representing 83.5% of the totals, the following adjustments were recorded as of the acquisition date to adjust the historical carrying values (in thousands).

                                                                     INCREASE
                                                                    (DECREASE)
                                                                    ----------
Property, plant and equipment ................................    $    40,783
Goodwill .....................................................        260,070
Tradename ....................................................         68,612
Other ........................................................         (2,838)
Long-term debt ...............................................          3,847
Deferred tax assets...........................................         15,553
Deferred tax liabilities......................................         45,134

     The purchase price allocation is preliminary and is subject to adjustment with respect to the fair value of $37.7 million principal amount of 9 5/8% Senior Subordinated Notes Due 2006 (the "Existing Notes"), due to uncertainty regarding the outcome of pending litigation relating to the M&F Purchase.

                                 PANAVISION INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PREPARATION (CONTINUED)

     Certain shareholders of M&F Worldwide brought suits against M&F Worldwide and its directors challenging the M&F Purchase as an alleged breach of fiduciary duty and seeking, among other things, rescission of the transaction. One of the shareholders dismissed his lawsuit pursuant to a settlement. The Company understands that the defendants and certain of the plaintiffs to the remaining litigation reached a settlement of these claims, which the court hearing the suits declined to approve at a hearing held on May 13, 2002. The court indicated a willingness to consider a revised settlement proposal on an expedited basis, absent which it expressed a desire to resume trial of the matter in the summer of 2002.

     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company's 2001 Annual Report on Form 10-K.

     The condensed consolidated financial statements include the accounts of Panavision and its majority-owned subsidiaries. All significant intercompany amounts and transactions have been eliminated.

     Certain amounts in previously issued financial statements have been reclassified to conform to the 2002 presentation.

2.   INVENTORIES

     Inventories consist of the following (in thousands):

                                            MARCH 31, 2002    DECEMBER 31, 2001
                                           ----------------  -------------------
                                              (UNAUDITED)

         Finished goods..................     $    2,078           $    2,242
         Work-in-process.................            225                  162
         Component parts.................          1,615                1,583
         Spare parts and supplies........          1,659                2,027
         Goods purchased for resale......          4,436                4,122
                                           ----------------  -------------------
                                              $   10,013           $   10,136
                                           ================  ===================

                                 PANAVISION INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.   USE OF ESTIMATES AND ASSUMPTIONS

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

4.   LONG-TERM DEBT

     On March 15, 2002, the Company amended its Existing Credit Agreement to, among other things, revise certain of the financial tests and required ratios that the Company must maintain through December 31, 2002 (the "March Amendment"). In connection with the March Amendment, the Company agreed with the lenders under the Existing Credit Agreement to pay the lenders a fee equal to 1% of the amount of the Existing Credit Agreement if the Company does not reduce amounts outstanding under the Existing Credit Agreement by $100.0 million before June 30, 2002. Under the Existing Credit Agreement, as amended, it is an event of default if the Company does not receive $10.0 million in cash equity in exchange for shares of the Company's Common Stock or Series A Non-Cumulative Perpetual Participating Preferred Stock ("Perpetual Preferred Stock") by June 30, 2002 or it does not apply such amount, promptly after receiving it, as an optional pre-payment of the revolving credit facility. The Company currently expects that it will receive such a cash contribution from an affiliate unless the Existing Credit Agreement is terminated or amended to remove this event of default prior to June 30, 2002.

     It is also an event of default under the amended Existing Credit Agreement if the Company does not receive $37.7 million principal amount at maturity of Existing Notes in exchange for shares of the Company's Common Stock or Perpetual Preferred Stock on the earlier of two business days after the approval of the settlement of the M&F Worldwide shareholder suit or June 30, 2002 or cancel such Existing Notes promptly after receiving them. The Company expects that it will receive this amount of Existing Notes from an affiliate.

     In connection with the Company's plans to refinance its indebtedness, on April 1, 2002, the Company entered into an agreement with certain holders of its Existing Notes that gives the Company the option to acquire from these holders Existing Notes with a face value of $78.4 million at a price of $650 per $1,000 of principal amount. The Company is obligated to pay these holders an option fee of $70 per $1,000 of principal amount ($5.5 million) upon the exercise or expiration of the option (June 30, 2002).

     In April 2002, the Company postponed an offering of Secured Notes it had previously announced. Concurrently, the Company also deferred its plans to replace its Existing Credit Agreement with a new credit agreement. The Existing Credit Agreement, as amended on March 15, 2002, remains in effect. The Company estimates that it incurred approximately $1.5 million in costs in its efforts to refinance its existing indebtedness. Such amount initially will be recorded as deferred financing costs in the second quarter of 2002. The Company is continuing to pursue other alternatives to refinance its indebtedness.

                                 PANAVISION INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.   ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

Goodwill and Other Intangible Assets

     The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") as of January 1, 2002. Amortization of goodwill was discontinued as of January 1, 2002. In addition, the Company's tradename was determined to have an indefinite useful life and, therefore, amortization of this asset was discontinued as of January 1, 2002.

     The Company performed an impairment test relating to its tradename during the first quarter of 2002 and no impairment was determined as a result of this test. The Company will perform impairment tests relating to goodwill during the second quarter of 2002. A reconciliation of reported net loss to net loss adjusted to reflect the impact of the discontinuance of the amortization of goodwill for the three months ended March 31, 2001 is as follows (in thousands):

                                                          THREE MONTHS
                                                             ENDED
                                                         MARCH 31, 2001
                                                         --------------
       Reported net loss..............................    $      (1,352)
       Add back:  Goodwill amortization...............               48
                                                          -------------
       Adjusted net loss..............................    $      (1,304)
                                                          =============

Long-Lived Assets

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The adoption of SFAS 144 did not have a material effect on the Company's consolidated financial position, results of operations and cash flows.

                                 PANAVISION INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.   GEOGRAPHICAL INFORMATION

     The following table presents revenue and other financial information by geographic region (in thousands):

                                     ------------ ------------- ------------ ------------ -------------
THREE MONTHS ENDED                      NORTH                      ASIA
MARCH 31, 2002                         AMERICA       EUROPE       PACIFIC     CORPORATE      TOTAL
                                     ------------ ------------- ------------ ------------ -------------
Revenue from
  external customers...........      $   24,620   $   13,954    $    7,007   $        -   $ 45,581
Intersegment revenue...........           3,257          904             -            -        4,161
Operating income (loss)........           6,563       (2,083)        1,503         (993)       4,990

                                     ------------ ------------- ------------ ------------ -------------
THREE MONTHS ENDED                      NORTH                      ASIA
MARCH 31, 2001                         AMERICA       EUROPE       PACIFIC     CORPORATE      TOTAL
                                     ------------ ------------- ------------ ------------ -------------
Revenue from
  external customers...........      $   30,245   $   17,982    $    5,585   $        -   $ 53,812
Intersegment revenue...........           3,812        1,234             -            -        5,046
Operating income (loss)........          12,920       (1,081)          630       (1,146)      11,323


     The accounting policies of the geographic regions are the same as those described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's 2001 Annual Report on Form 10-K.

7.   COMPREHENSIVE LOSS

     For the quarters ended March 31, 2002 and 2001, comprehensive loss amounted to $(3,178,000) and $(5,446,000), respectively. The difference between net loss and comprehensive loss relates to the change in the Company's foreign currency translation adjustments.

8.   NET LOSS PER SHARE

     For the three months ended March 31, 2002 and 2001, the basic and diluted per share data is based on the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares, consisting of outstanding stock options and warrants, are not included in the diluted loss per share calculation since they are antidilutive.

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

     The Company's lighting rental operations generate revenue through the rental of lighting, lighting grip, transportation and distribution equipment, as well as mobile generators, which are all used in the production of feature films, television programs, commercials, outside broadcasts and other events. The Company owns and operates lighting rental facilities in the United Kingdom, Canada and Australia. Revenue generated by Lee Lighting, the Company's lighting rental facility located in the United Kingdom, generates the majority of the Company's lighting rental operations revenue.

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

     This section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and the Critical Accounting Policies as disclosed under item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

     The following discussion and analysis includes the Company's consolidated results of operations for 2002, representing the Post-M&F Purchase period. With respect to 2001, the following discussion and analysis represents the Pre-M&F Purchase period.

                                 PANAVISION INC.

      QUARTER ENDED MARCH 31, 2002 COMPARED TO QUARTER ENDED MARCH 31, 2001

CAMERA RENTAL OPERATIONS

     Camera rental revenue for the first quarter of 2002 was $29.7 million. Revenue decreased $7.3 million, or 19.7%, compared to the first quarter of 2001. The decline reflects substantially lower feature film production as compared to a robust feature film environment in the first half of 2001. The strong feature film environment occurred in anticipation of the possibility of mid-year strikes by the Writers Guild of America and Screen Actors Guild. Both of the labor negotiations were concluded at the end of the second quarter without any labor disruption.

     Cost of camera rental for the current quarter was $15.0 million, unchanged from the first quarter of 2001. The 2002 costs included approximately $1.0 million of additional depreciation resulting from the fair value adjustments arising from the M&F Purchase in the second quarter of 2001.

LIGHTING RENTAL OPERATIONS

     Lighting rental revenue for the first quarter was $ 7.6 million. Revenue decreased $0.3 million, or 3.8%, as compared to the first quarter of 2001.

     Cost of lighting rental for the current quarter was $6.2 million, a decrease of $0.7 million, or 10.1%, as compared to the first quarter of 2001.

SALES AND OTHER

     Sales and other revenue in the quarter decreased $0.6 million, or 6.7%, from the first quarter of 2001. The change reflects lower lighting filter and expendable sales worldwide, partially offset by revenue generated from EFILM.

     Cost of sales and other for the current quarter increased $0.5 million, or 10.4%, as compared to the first quarter of 2001. The change reflects additional costs associated with EFILM, partially offset by lower cost of sales associated with lower lighting filter and expendable sales.

OPERATING COSTS

     Selling, general and administrative expenses for the first quarter of 2002 were $13.0 million, a decrease of $1.3 million, or 9.1%, as compared to the first quarter of 2001. The decrease was the result of cost control programs, including headcount reductions implemented during 2001.

     Research and development expenses for the current quarter were $1.1 million, a decrease of $0.5 million, or 31.3%, as compared to the first quarter of 2001. The decrease was primarily due to lower costs related to the development of products for digital application.

INTEREST, TAXES AND OTHER

     Net interest expense for the first quarter of 2002 was $8.4 million, a decrease of $3.5 million, or 29.4%, as compared to the first quarter of 2001. The decrease primarily reflects lower interest rates and debt levels as compared to the first quarter of 2001.

     Net other loss for the first quarter of 2002 was $0.4 million, as compared to $0.1 million for the first quarter of 2001.

                                 PANAVISION INC.


     The tax benefit was $0.5 million for the three months ended March 31, 2002, as compared to a tax provision of $0.7 million for the three months ended March 31, 2001. The Company recorded an income tax benefit of $1.5 million resulting from the benefit associated with domestic tax losses. The tax benefit was partially offset by the recording of a $1.0 million provision relating to profitable foreign operations and foreign taxes withheld at source. See Notes 2 and 6 of the Notes to Consolidated Financial Statements included in the Company's 2001 Annual Report on Form 10-K for a discussion of the Company's Tax Sharing Agreements.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain information from the Company's Condensed Consolidated Statements of Cash Flows for the periods indicated (in thousands):

                                                         THREE MONTHS
                                                        ENDED MARCH 31,
                                                -----------------------------
                                                     2002            2001
                                                --------------  -------------
     Net cash provided by (used in):
     Operating activities...................    $     1,641     $     6,610
     Investing activities...................         (7,037)         (8,464)
     Financing activities...................          5,970           1,369


     Cash provided by operating activities, for the three months ended March 31, 2002, totaled $1.6 million comprised of the net loss of $3.3 million, adjusted for depreciation and amortization of $10.5 million and the amortization of the discount on the Existing Notes of $1.5 million, offset by the net change in working capital (excluding cash) and other miscellaneous items totaling $7.1 million. Total investing activities of $7.0 million included $7.2 million of capital expenditures, offset by $0.2 million in proceeds received from the disposition of fixed assets. The majority of the capital expenditures were used to manufacture camera rental systems and accessories. Cash provided by financing activities was $6.0 million, reflecting borrowings of $13.0 million, offset by repayments of $6.0 million under the Existing Credit Agreement and deferred financing costs of $1.0 million.

     Cash provided by operating activities, for the three months ended March 31, 2001, totaled $6.6 million comprised of the net loss of $1.4 million, adjusted for depreciation and amortization of $9.5 million and the amortization of the discount on the Notes of $4.7 million, offset by the net change in working capital (excluding cash) and other miscellaneous items totaling $6.2 million. Total investing activities of $8.5 million included $9.3 million of capital expenditures, offset by $0.8 million in proceeds received from the disposition of fixed assets. The majority of the capital expenditures were used to manufacture camera rental systems and accessories. Cash provided by financing activities was $1.4 million, primarily reflecting borrowings of $6.7 million, offset by repayments of $5.3 million under the Existing Credit Agreement.

     As of March 31, 2002, amounts outstanding under the Existing Credit Agreement were $193.3 million and $90.0 million for the term facilities and revolving facility, respectively. The revolver is a 6-year facility with a maximum aggregate principal amount of $100.0 million. As of March 31, 2002, the Company also had outstanding subordinated notes of approximately $193.4 million (exclusive of a step-up in basis of $3.0 million recorded in connection with the M&F Purchase). In addition, as of March 31, 2002, the Company had approximately $1.1 million outstanding under a line of credit in Australia.

     On March 15, 2002, the Company amended its Existing Credit Agreement to, among other things, revise certain of the financial tests and required ratios that the Company must maintain through December 31, 2002 (the "March Amendment"). In connection with the March Amendment, the Company agreed with the lenders under the Existing Credit Agreement to pay the lenders a fee equal to 1% of the amount of the

                                 PANAVISION INC.


Existing Credit Agreement if the Company does not reduce amounts outstanding under the Existing Credit Agreement by $100.0 million before June 30, 2002. Under the Existing Credit Agreement, as amended, it is an event of default if the Company does not receive $10.0 million in cash equity in exchange for shares of the Company's Common Stock or Series A Non-Cumulative Perpetual Participating Preferred Stock ("Perpetual Preferred Stock") by June 30, 2002 or it does not apply such amount, promptly after receiving it, as an optional pre-payment of the revolving credit facility. The Company currently expects that it will receive such a cash contribution from an affiliate unless the Existing Credit Agreement is terminated or amended to remove this event of default prior to June 30, 2002.

     It is also an event of default under the amended Existing Credit Agreement if the Company does not receive $37.7 million principal amount at maturity of Existing Notes in exchange for shares of the Company's Common Stock or Perpetual Preferred Stock on the earlier of two business days after the approval of the settlement of the M&F Worldwide shareholder suit or June 30, 2002 or cancel such Existing Notes promptly after receiving them. The Company expects that it will receive this amount of Existing Notes from an affiliate.

     In connection with the Company's plans to refinance its indebtedness, on April 1, 2002, the Company entered into an agreement with certain holders of its Existing Notes that gives the Company the option to acquire from these holders Existing Notes with a face value of $78.4 million at a price of $650 per $1,000 of principal amount. The Company is obligated to pay these holders an option fee of $70 per $1,000 of principal amount ($5.5 million) upon the exercise or expiration of the option (June 30, 2002).

     In April 2002, the Company postponed an offering of Secured Notes it had previously announced. Concurrently, the Company also deferred its plans to replace its Existing Credit Agreement with a new credit agreement. The Existing Credit Agreement, as amended on March 15, 2002, remains in effect. The Company estimates that it incurred approximately $1.5 million in costs in its efforts to refinance its existing indebtedness. Such amount initially will be recorded as deferred financing costs in the second quarter of 2002. The Company is continuing to pursue other alternatives to refinance its indebtedness.

     The Company intends to use the cash provided by operating activities to make additional capital expenditures to manufacture and purchase rental equipment. Although there can be no assurance, the Company believes that its existing working capital together with borrowings under the Existing Credit Agreement, anticipated cash flow from operating activities and contributions from affiliates (as previously described) will be sufficient to meet its expected operating, capital spending and debt service requirements through December 31, 2002.

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

                                 PANAVISION INC.


FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q for the period ended March 31, 2002, as well as certain of the Company's other public documents and statements and oral statements contain forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of its critical accounting policies included in the Company's 2001 Annual Report on Form 10-K.

     In addition to factors described in the Company's Securities and Exchange Commission filings and others, the following factors could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (a) a significant reduction in the number of feature film, commercial and series television productions; (b) competitive pressures arising from changes in technology, customer requirements and industry standards; (c) an increase in expenses related to new product initiatives and product development efforts; (d) unfavorable foreign currency fluctuations; (e) significant increases in interest rates; (f) lower-than-expected cash flows from operations; and (g) the inability to secure capital contributions or loans from affiliates, refinance its indebtedness, or sell its equity securities. The Company assumes no responsibility to update the forward-looking statements contained in this filing.

                                 PANAVISION INC.


                                     PART II

ITEM 1.    LEGAL PROCEEDINGS
           No material legal proceedings are pending.

ITEM 2.    CHANGES IN SECURITIES
           There were no modifications made to the rights of stockholders of any class of securities during the quarter ended March 31, 2002.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           There were no events of default upon senior securities during the quarter ended March 31, 2002.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           There were no matters submitted to a vote of security holders during the first quarter of 2002.

ITEM 5.    OTHER INFORMATION
           No additional information need be presented.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
(a)        Exhibits
4.8 Third Amendment, dated as of March 15, 2002, to the Credit Agreement among Panavision Inc., the several lenders named therein, J.P. Morgan Securities Inc. (formerly known as Chase Securities Inc.), as Advisor and Arranger, Credit Suisse First Boston, as Documentation Agent, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent.
(b) There were no Current Reports on Form 8-K filed in the first quarter of 2002.

                                 PANAVISION INC.


                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                     PANAVISION INC.

Date:      May 14, 2002              By:           /S/ JOHN S. FARRAND
      -------------------------          ---------------------------------------
                                                     John S. Farrand
                                          President and Chief Executive Officer
                                                      and Director

Date:      May 14, 2002              By:          /S/ SCOTT L. SEYBOLD
      -------------------------          ---------------------------------------
                                                    Scott L. Seybold
                                              Executive Vice President and
                                                Chief Financial Officer

                                                                     EXHIBIT 4.8

                                 THIRD AMENDMENT

                  THIRD AMENDMENT, dated as of March 15, 2002 (this "Amendment"), to the Credit Agreement, dated as of May 28, 1998 (as amended, supplemented or otherwise modified from time to time, the "Credit Agreement"; unless otherwise defined herein, capitalized terms which are defined in the Credit Agreement are used herein as defined therein), among PANAVISION INC., a Delaware corporation (the "Borrower"), the several banks and other financial institutions or entities from time to time parties thereto (the "Lenders"), J.P. MORGAN SECURITIES INC. (formerly known as Chase Securities Inc.), as advisor and arranger, CREDIT SUISSE FIRST BOSTON, as documentation agent, and JPMORGAN CHASE BANK (formerly known as The Chase Manhattan Bank), as administrative agent (in such capacity, the "Administrative Agent").

                               W I T N E S S E T H

                  WHEREAS, pursuant to the Credit Agreement, the Lenders have agreed to make, and have made, certain loans and other extensions of credit to the Borrower; and

                  WHEREAS, the Borrower has requested, and, upon this Amendment becoming effective, the Lenders have agreed, that certain provisions of the Credit Agreement be amended in the manner provided for in this Amendment.

                  NOW, THEREFORE, for valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and in consideration of the premises, the parties hereto hereby agree as follows:

                              SECTION I AMENDMENTS

         1.1.  Amendments to Section 1.1.

         (a) The definition of "Applicable Margin" in Section 1.1 of the Credit Agreement is hereby amended in its entirety to read as follows:

              "Applicable Margin": for each Type of Loan, the rate per annum set forth under the relevant column heading below:

                                          Alternate Base          Eurodollar
                                            Rate Loans               Loans
                                            ----------               -----
             Revolving Credit Loans           2.75%                  3.75%
             Tranche A Term Loans             2.75%                  3.75%
             Tranche B Term Loans             3.00%                  4.00%

         (b) The definition of "Commitment Fee Rate" in Section 1.1 of the Credit Agreement is hereby amended in its entirety to read as follows:

                  "Commitment Fee Rate": 3/4 of 1% per annum.

         (c) The definition of "Consolidated EBITDA" in Section 1.1 of the Credit Agreement is hereby amended by deleting from clause (j) thereof the phrase "the Second Amendment dated as of June 30, 1999" and substituting in lieu thereof the phrase "the Third Amendment dated as of March 15, 2002".

         1.2. Amendment to Section 2.7. Section 2.7 of the Credit Agreement is hereby amended by adding the following new paragraph (d) at the end thereof:

                     (d) In the event that, during the period commencing on March 15, 2002 and ending on June 30, 2002, the Borrower does not make optional or mandatory prepayments of Term Loans under Section 2.9 or 2.10(a), as applicable, in an aggregate principal amount of at least $100,000,000, the Borrower agrees to pay to the Administrative Agent for the account of each Lender a fee equal to 1% of the sum of each such Lender's Revolving Credit Commitment and Term Loans outstanding on the last day of such period, which fee shall be payable on July 1, 2002.

         1.3. Amendment to Section 7.1. Section 7.1 of the Credit Agreement is hereby amended in its entirety to read as follows:

                  7.1.     Financial Condition Covenants.

                  (a) Consolidated Total Leverage Ratio. Permit the Consolidated Total Leverage Ratio as at the last day of any fiscal quarter which day shall occur during the following periods to exceed the following respective ratios:

                                                           Consolidated Total
                Period                                       Leverage Ratio
                ------                                       --------------
                October 1, 2001 to December 31, 2001         6.75 to 1.00
                January 1, 2002 to June 30, 2002             8.50 to 1.00
                July 1, 2002 to September 30, 2002           7.00 to 1.00
                October 1, 2002 to December 31, 2002         6.00 to 1.00
                January 1, 2003 and thereafter               5.00 to 1.00

                  (b) Consolidated Interest Coverage Ratio. Permit the Consolidated Interest Coverage Ratio for any period of four consecutive fiscal quarters of the Borrower to be less than 2.00 to 1.00.

                  (c) Consolidated EBITDA. Permit Consolidated EBITDA for any period of four consecutive fiscal quarters of the Borrower ending with any fiscal quarter set forth below to be less than the amount set forth below opposite such fiscal quarter:

                      Fiscal Quarter                             Amount
                      --------------                             ------
                      March 31, 2002                             $60,000,000
                      June 30, 2002                              $55,000,000
                      September 30, 2002                         $70,000,000
                      December 31, 2002                          $80,000,000

         1.4. Amendment to Section 7.7. The Credit Agreement is hereby amended by deleting Section 7.7 in its entirety and substituting in lieu thereof the following:

                     7.7. Limitation on Capital Expenditures. Make or commit to make any Capital Expenditure, except (a) Capital Expenditures of the Borrower and its Subsidiaries in the ordinary course of business not exceeding $30,000,000 for the 2001 fiscal year of the Borrower, $21,000,000 for the 2002 fiscal year of the Borrower and $25,000,000 in each fiscal year of the Borrower thereafter; (b) Capital Expenditures made with the proceeds of any event which would be a Recovery Event but for the second parenthetical clause in the definition thereof; and (c) Capital Expenditures made with the proceeds of any Dispositions of Property by the Borrower or its Subsidiaries pursuant to Section 7.5(a)(i).

         1.5. Amendment to Section VIII. Section VIII of the Credit Agreement is hereby amended by (a) inserting the word "or" at the end of paragraph (l) thereof and (b) adding the following new paragraphs (m) and (n) immediately after paragraph (l):

                     (m) (i) the Borrower shall fail to receive from one or more Persons (other than any Subsidiary of the Borrower) Senior Subordinated Notes in an aggregate principal amount of $37,700,000 in exchange solely for shares of newly issued common stock or perpetual preferred stock of the Borrower by the earlier of (A) a date no more than two Business Days later than the date of the approval by the Delaware Chancery Court of the proposed settlement of the matter In re M&F Worldwide Corp. Shareholder Litigation, Consolidated Civil Action No. 18502 NC and (B) June 30, 2002, or (ii) the Borrower shall fail to cancel such Senior Subordinated Notes promptly after receipt thereof; or

                  (n) (i) the Borrower shall fail to receive from one or more Persons (other than any Subsidiary of the Borrower) by June 30, 2002 cash in an aggregate amount equal to $10,000,000 in exchange solely for shares of newly issued common stock or perpetual preferred stock of the Borrower or (ii) the Borrower shall fail to apply such cash amount promptly after receipt thereof as an optional prepayment of Revolving Credit Loans (it being understood and agreed that such optional prepayment shall be made without any permanent reduction of the Revolving Credit Commitments);

                                SECTION II WAIVER

         The Lenders hereby waive compliance by the Borrower and its Subsidiaries with the provisions of Section 2.10(a) of the Credit Agreement insofar as such provisions would otherwise apply to the issuance by the Borrower of its Capital Stock as contemplated by paragraph (n) of Section VIII of the Credit Agreement.

                            SECTION III MISCELLANEOUS

         3.1. Conditions to Effectiveness of Amendment. This Amendment shall become effective as of the date first set forth above (the "Third Amendment Effective Date") upon satisfaction of the following conditions:

               (a) The Administrative Agent shall have received counterparts of this Amendment duly executed and delivered by the Borrower, the Administrative Agent and the Required Lenders; and

               (b) The Administrative Agent shall have received, for the account of each Lender executing this Amendment, an amendment fee equal to 1/4% of the sum of each such Lender's Revolving Credit Commitment and Term Loans then outstanding.

         Interest that is payable after the Third Amendment Effective Date but that accrued prior thereto shall be payable at the interest rates in effect prior to this Amendment becoming effective.

         3.2. Representations and Warranties. The Borrower represents and warrants to each Lender that as of the effective date of this Amendment: (a) this Amendment constitutes the legal, valid and binding obligation of the Borrower, enforceable against it in accordance with its terms, except as such enforcement may be limited by bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium or similar laws affecting creditors' rights generally, by general equitable principles (whether enforcement is sought by proceedings in equity or at law) and an implied covenant of good faith and fair dealing; (b) the representations and warranties made by the Loan Parties in the Loan Documents are true and correct in all material respects on and as of the date hereof (except to the extent that such representations and warranties are expressly stated to relate to an earlier date, in which case such representations and warranties shall have been true and correct in all material respects on and as of such earlier date); and (c) no Default or Event of Default shall have occurred and be continuing as of the date hereof.

         3.3. Counterparts. This Amendment may be executed by one or more of the parties to this Amendment on any number of separate counterparts (including by facsimile transmission), and all of said counterparts taken together shall be deemed to constitute one and the same instrument. A set of the copies of this Amendment signed by all the parties shall be lodged with the Borrower and the Administrative Agent. The execution and delivery of the Amendment by any Lender shall be binding upon each of its successors and assigns (including Transferees of its commitments and Loans in whole or in part prior to effectiveness hereof) and binding in respect of all of its commitments and Loans, including any acquired subsequent to its execution and delivery hereof and prior to the effectiveness hereof.

         3.4 Continuing Effect; No Other Amendments. Except to the extent the Credit Agreement is expressly amended hereby, all of the terms and provisions of the Credit Agreement and the other Loan Documents are and shall remain in full force and effect. This Amendment shall constitute a Loan Document.

         3.5. Payment of Expenses. The Borrower agrees to pay and reimburse the Administrative Agent for all of its out-of-pocket costs and reasonable expenses incurred to date in connection with this Amendment and the other Loan Documents, including, without limitation, the reasonable fees and disbursements of legal counsel to the Administrative Agent.

         3.6. GOVERNING LAW. THIS AMENDMENT AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER SHALL BE GOVERNED BY, AND

CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAW OF THE STATE OF NEW YORK.

                     [REST OF PAGE INTENTIONALLY LEFT BLANK]

                  IN WITNESS WHEREOF, the parties hereto have caused this Third Amendment to be duly executed and delivered by their respective proper and duly authorized officers as of the day and year first above written.

                                        PANAVISION INC.


                                        By: /s/ SCOTT L. SEYBOLD
                                           ------------------------------------
                                          Name:  Scott L. Seybold
                                          Title: Executive Vice President and
                                                 Chief Financial Officer


                                        JPMORGAN CHASE BANK, as
                                          Administrative Agent and as a Lender


                                        By:   /s/  TRACEY NAVIN EWING
                                           ------------------------------------
                                          Name:  Tracey Navin Ewing
                                          Title: Vice President


                                        CREDIT SUISSE FIRST BOSTON, as
                                        Documentation Agent and as a Lender


                                        By: /s/ JOEL GLODOWSKI
                                           ------------------------------------
                                          Name:  Joel Glodowski
                                          Title: Managing Director


                                        By: /s/ JOHN D. LEWIS
                                           ------------------------------------
                                          Name:  John D. Lewis
                                          Title: Associate

                                        Archimedes Funding, LLC
                                        By:      ING Capital Advisors LLC,
                                                 as Collateral Manager


                                        By:   /s/  MICHAEL J. CAMPBELL
                                           ------------------------------------
                                           Name:    Michael J. Campbell
                                           Title:   Managing Director


                                        Credit Agricole Indosuez


                                        By: /s/ LEO VON REISSIG
                                           ------------------------------------
                                           Name:    Leo von Reissig
                                           Title:   Authorized Signatory


                                        By: /s/ FREDERIK W. AASE
                                           ------------------------------------
                                           Name:    Frederik W. Aase
                                           Title:   Authorized Signatory


                                        Crescent/Mach I Partners, L.P.
                                        By:      TCW Asset Management Company,
                                                 its Investment Manager


                                        By: /s/ RICHARD F. KURTH
                                           ------------------------------------
                                           Name:    Richard F. Kurth
                                           Title:   Vice President


                                        CSAM Funding I


                                        By: /s/ ANDREW MARSHAK
                                           ------------------------------------
                                           Name:    Andrew Marshak
                                           Title:   Authorized Signatory


                                        Debt Strategies Fund, Inc.


                                        By: /s/ MATTHEW WALLACK
                                           ------------------------------------
                                           Name:    Matthew Wallack
                                           Title:   Authorized Signatory

                                      Eaton Vance CDO III, Ltd.
                                      By:      Eaton Vance Management
                                               as Investment Advisor


                                      By:  /s/  PAYSON F. SWAFFIELD
                                           -------------------------------------
                                           Name:   Payson F. Swaffield
                                           Title:  Vice President


                                      Eaton Vance Institutional Senior Loan Fund
                                      By:   Eaton Vance Management
                                            as Investment Advisor


                                      By:   /s/  PAYSON F. SWAFFIELD
                                            ------------------------------------
                                            Name:  Payson F. Swaffield
                                            Title: Vice President


                                      Eaton Vance Senior Income Trust
                                      By:      Eaton Vance Management
                                               as Investment Advisor


                                      By:   /s/  PAYSON F. SWAFFIELD
                                            ------------------------------------
                                            Name:  Payson F. Swaffield
                                            Title: Vice President


                                      First Dominion Funding I


                                      By:  /s/ ANDREW MARSHAK
                                           -------------------------------------
                                           Name:   Andrew Marshak
                                           Title:  Authorized Signatory


                                      First Dominion Funding II


                                      By:  /s/ ANDREW MARSHAK
                                           -------------------------------------
                                           Name:   Andrew Marshak
                                           Title:  Authorized Signatory


                                      First Dominion Funding III


                                      By:  /s/ ANDREW MARSHAK
                                           -------------------------------------
                                           Name:   Andrew Marshak
                                           Title:  Authorized Signatory

                                      Fleet National Bank


                                      By: /s/ ALISA B. CALLAHAN
                                          --------------------------------------
                                          Name:  Alisa B. Callahan
                                          Title: Vice President


                                      The Fuji Bank, Ltd.


                                      By: /s/ JOHN D. DOYLE
                                          --------------------------------------
                                          Name:  John D. Doyle
                                          Title: Vice President and Manager


                                      GE Capital


                                      By: /s/ SUSAN TIMMERMAN
                                          --------------------------------------
                                          Name:  Susan Timmerman
                                          Title: Senior Risk Manager


                                      General Electric Capital Corporation
                                      (Acting through its Commercial Finance
                                      Bank Loan Group)


                                      By: /s/ GREGORY HONG
                                          --------------------------------------
                                          Name:  Gregory Hong
                                          Title: Duly Authorized Signatory


                                      Grayson & Co.
                                      By:  Boston Management & Research
                                           as Investment Advisor


                                      By:  /s/ PAYSON F. SWAFFIELD
                                          --------------------------------------
                                          Name:  Payson F. Swaffield
                                          Title: Vice President


                                      ING Prime Rate Trust
                                      By:  ING Investments, LLC
                                           as its Investment Manager


                                      By: /s/ BRIAN S. HORTON
                                          --------------------------------------
                                          Name:  Brian S. Horton
                                          Title: Vice President

                                    Pilgrim America High Income Investments Ltd.
                                    By: ING Investments, LLC
                                        as its Investment Manager


                                    By: /s/ BRIAN S. HORTON
                                        ----------------------------------------
                                        Name:    Brian S. Horton
                                        Title:   Vice President


                                    Sequils - Pilgrim I, Ltd.
                                    By: ING Investments, LLC
                                        as its Investment Manager


                                    By: /s/ BRIAN S. HORTON
                                        ----------------------------------------
                                        Name:    Brian S. Horton
                                        Title:   Vice President


                                    ML CLO XV Pilgrim America (Cayman) Ltd.
                                    By: ING Investments, LLC
                                        as its Investment Manager


                                    By: /s/ BRIAN S. HORTON
                                        ----------------------------------------
                                        Name:    Brian S. Horton
                                        Title:   Vice President


                                    KZH Crescent - 2 LLC


                                    By: /s/ SUSAN LEE
                                        ----------------------------------------
                                        Name: Susan Lee
                                        Title:   Authorized Agent


                                    KZH ING - 2 LLC


                                    By: /s/ SUSAN LEE
                                        ----------------------------------------
                                        Name: Susan Lee
                                        Title:   Authorized Agent


                                    KZH Soleil LLC


                                    By: /s/ SUSAN LEE
                                        ----------------------------------------
                                        Name: Susan Lee
                                        Title:   Authorized Agent

                                Lloyds TSB Bank Plc.


                                By: /s/ NICHOLAS J. BRUCE
                                    --------------------------------------------
                                    Name:   Nicholas J. Bruce
                                    Title:  Vice President Credit Services


                                By: /s/ DAVID RODWAY
                                    --------------------------------------------
                                    Name:   David Rodway
                                    Title:  Vice President Credit Services, USA



                                Merrill Lynch Senior Floating Rate Fund, Inc.


                                By: /s/ MATTHEW WALLACK
                                    --------------------------------------------
                                    Name:   Matthew Wallack
                                    Title:  Authorized Signatory


                                Morgan Stanley Prime Income Trust


                                By: /s/  SHEILA A. FINNERTY
                                    --------------------------------------------
                                    Name:   Sheila A. Finnerty
                                    Title:  Executive Director


                                Natexis Banques Populaires


                                By: /s/  FRANK H. MADDEN, JR.
                                    --------------------------------------------
                                    By:     Frank H. Madden, Jr.
                                    Title:  Vice President & Group Manager


                                By: /s/ JOSEPH A. MILLER
                                    --------------------------------------------
                                    Name:   Joseph A. Miller
                                    Title:  Associate


                                Oxford Strategic Income Fund
                                By:      Eaton Vance Management
                                         as Investment Advisor


                                By: /s/  PAYSON F. SWAFFIELD
                                    --------------------------------------------
                                    Name:   Payson F. Swaffield
                                    Title:  Vice President

                                   Satellite Senior Income Fund, LLC


                                   By: /s/ BRIAN KRIFTCHER
                                       -----------------------------------------
                                       Name:  Brian Kriftcher
                                       Title: Principal


                                   Senior Debt Portfolio
                                   By:  Boston Management & Research
                                        as Investment Advisor


                                   By: /s/  PAYSON F. SWAFFIELD
                                       -----------------------------------------
                                       Name:  Payson F. Swaffield
                                       Title: Vice President


                                   U.S. Bank National Association


                                   By: /s/ BRIAN HARRER
                                       -----------------------------------------
                                       Name:  Brian Harrer
                                       Title: Banking Officer


                                   Van Kampen CLO I, Limited
                                   By:  Van Kampen Investment Advisory Corp
                                        as Collateral Manager


                                   By: /s/ WILLIAM LENGA
                                       -----------------------------------------
                                       Name:  William Lenga
                                       Title: Vice President

                  THE UNDERSIGNED GUARANTORS HEREBY CONSENT AND AGREE TO THE FOREGOING THIRD AMENDMENT AS OF THE DATE HEREOF.


                                   PANAPAGE ONE LLC


                                   By: /s/ SCOTT L. SEYBOLD
                                       -----------------------------------------
                                       Name:   Scott L. Seybold
                                       Title:  Executive Vice President and
                                               Chief Financial Officer


                                   PANAPAGE TWO LLC


                                   By: /s/ SCOTT L. SEYBOLD
                                       -----------------------------------------
                                       Name:   Scott L. Seybold
                                       Title:  Executive Vice President and
                                               Chief Financial Officer


                                   PANAPAGE CO. LLC


                                   By: /s/ SCOTT L. SEYBOLD
                                       -----------------------------------------
                                       Name:   Scott L. Seybold
                                       Title:  Executive Vice President and
                                               Chief Financial Officer


                                   PANAVISION INTERNATIONAL, L.P.
                                   By:  Panavision Inc., its General Partner


                                   By: /s/ SCOTT L. SEYBOLD
                                       -----------------------------------------
                                       Name:   Scott L. Seybold
                                       Title:  Executive Vice President and
                                               Chief Financial Officer


                                   PANAVISION U.K. HOLDINGS, INC.


                                   By: /s/ SCOTT L. SEYBOLD
                                       -----------------------------------------
                                       Name:   Scott L. Seybold
                                       Title:  Executive Vice President and
                                               Chief Financial Officer


                                   PANAVISION REMOTE SYSTEMS, INC.


                                   By: /s/ SCOTT L. SEYBOLD
                                       -----------------------------------------
                                       Name:   Scott L. Seybold
                                       Title:  Executive Vice President and
                                               Chief Financial Officer