Form 10-Q
period 2002-06-30
PANAVISION INC
filed 2002-08-14
CIK 1022911

 ==============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 ------------------------------------------------------------------------------

                                    FORM 10-Q

(MARK ONE)

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _______________ TO _________________.

                        Commission file number: 001-12391

                        ---------------------------------

                                 PANAVISION INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                 13-3593063
-----------------------------------------       -------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification No.)

          6219 DE SOTO AVENUE
       WOODLAND HILLS, CALIFORNIA                          91367
-----------------------------------------       -------------------------------
(Address of principal executive offices)                 (Zip code)

                                 (818) 316-1000

                Registrant's telephone number including area code

                        ---------------------------------

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

      As of August 14, 2002, there were 8,769,919 shares of Panavision Inc. Common Stock outstanding.



 ==============================================================================

                                 PANAVISION INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations...............................................3

         Condensed Consolidated Balance Sheets.........................................................5

         Condensed Consolidated Statements of Cash Flows...............................................6

         Notes to Condensed Consolidated Financial Statements..........................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........14



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................21

Item 2.  Changes in Securities........................................................................21

Item 3.  Defaults Upon Senior Securities..............................................................21

Item 4.  Submission of Matters to a Vote of Security Holders..........................................21

Item 5.  Other Information............................................................................21

Item 6.  Exhibits and Reports on Form 8-K.............................................................21


SIGNATURES............................................................................................23

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


                                 PANAVISION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         THREE MONTHS ENDED JUNE 30, 2001
                                                                      -------------------------------------
                                                                      POST-M&F PURCHASE    PRE-M&F PURCHASE
                                                 POST-M&F PURCHASE    -----------------    ----------------
                                                   THREE MONTHS         PERIOD FROM          PERIOD FROM            COMBINED
                                                       ENDED             APRIL 20 TO           APRIL 1 TO       THREE MONTHS ENDED
                                                   JUNE 30, 2002        JUNE 30, 2001       APRIL 19, 2001       JUNE 30, 2001*
                                                -------------------   -----------------    ----------------     ------------------

Camera rental ..................................$        25,652      $       29,356       $         8,613      $       37,969
Lighting rental.................................          8,643               7,375                 1,733               9,108
Sales and other.................................          9,023               6,489                 1,651               8,140
                                                -------------------   -----------------    ----------------     ------------------
Total rental revenue and sales..................         43,318              43,220                11,997              55,217

Cost of camera rental...........................         15,461              12,338                 3,097              15,435
Cost of lighting rental.........................          6,806               5,347                 1,335               6,682
Cost of sales and other.........................          5,688               3,573                   909               4,482
                                                -------------------   -----------------    ----------------     ------------------
Gross margin ...................................         15,363              21,962                 6,656              28,618
Selling, general and administrative expenses....         13,498              13,768                 2,800              16,568
Research and development expenses...............          1,242               1,197                   272               1,469
                                                -------------------   -----------------    ----------------     ------------------
Operating income ...............................            623               6,997                 3,584              10,581
Interest income.................................             97                  38                     9                  47
Interest expense................................         (8,795)             (8,878)               (2,573)            (11,451)
Foreign exchange gain (loss)....................            573                (247)                  177                 (70)
Refinancing expense.............................         (4,493)                  -                    -                    -
Other, net .....................................            729                (272)                   25                (247)
                                                -------------------   -----------------    ----------------     ------------------
Income (loss) before income taxes ..............        (11,266)             (2,362)                1,222              (1,140)
Income tax benefit (provision) .................          4,877               2,480                  (358)              2,122
                                                -------------------   -----------------    ----------------     ------------------
Net income (loss)...............................$        (6,389)     $          118       $           864       $         982
                                                ===================   =================    ================     ==================
Net income (loss) per share - basic and diluted.$         (0.76)     $         0.01       $          0.10       $        0.11
                                                ===================   =================    ================     ==================
Shares used in computation - basic and diluted..          8,770               8,770                 8,770               8,770


* This column is not intended to be a pro forma presentation of the results of the Company for the period.


                             See accompanying notes.

                                 PANAVISION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                          SIX MONTHS ENDED JUNE 30, 2001
                                                                      -------------------------------------
                                                                      POST-M&F PURCHASE    PRE-M&F PURCHASE
                                                 POST-M&F PURCHASE    -----------------    ----------------
                                                    SIX MONTHS          PERIOD FROM          PERIOD FROM             COMBINED
                                                       ENDED             APRIL 20 TO         JANUARY 1 TO        SIX MONTHS ENDED
                                                   JUNE 30, 2002        JUNE 30, 2001       APRIL 19, 2001        JUNE 30, 2001*
                                                -------------------   -----------------    ----------------     ------------------

Camera rental ..................................$        55,388      $       29,356          $       45,660       $       75,016
Lighting rental.................................         16,206               7,375                   9,629               17,004
Sales and other.................................         17,305               6,489                  10,520               17,009
                                                -------------------   -----------------    ----------------     ------------------
Total rental revenue and sales..................         88,899              43,220                  65,809              109,029

Cost of camera rental...........................         30,449              12,338                  18,089               30,427
Cost of lighting rental.........................         13,018               5,347                   8,234               13,581
Cost of sales and other.........................         10,944               3,573                   5,681                9,254
                                                -------------------   -----------------    ----------------     ------------------
Gross margin ...................................         34,488              21,962                  33,805               55,767
Selling, general and administrative expenses....         26,541              13,768                  17,104               30,872
Research and development expenses...............          2,384               1,197                   1,841                3,038
                                                -------------------   -----------------    ----------------     ------------------
Operating income ...............................          5,563               6,697                  14,860               21,857
Interest income.................................            159                  38                     269                  307
Interest expense................................        (17,260)             (8,878)                (14,771)             (23,649)
Foreign exchange gain (loss)....................            208                (247)                   (748)                (995)
Refinancing expense.............................         (4,493)                  -                       -                    -
Other, net .....................................            775                (272)                    913                  641
                                                -------------------   -----------------    ----------------     ------------------
Income (loss) before income taxes ..............        (15,048)             (2,362)                    523               (1,839)
Income tax benefit (provision) .................          5,355               2,480                  (1,011)               1,469
                                                -------------------   -----------------    ----------------     ------------------
Net income (loss)...............................$        (9,693)     $          118          $         (488)      $         (370)
                                                ===================   =================    ================     ==================
Net income (loss) per share - basic and diluted.$         (1.14)     $         0.01          $        (0.06)      $        (0.04)
                                                ===================   =================    ================     ==================
Shares used in computation - basic and diluted..          8,770               8,770                   8,770                8,770


* This column is not intended to be a pro forma presentation of the results of the Company for the period.






                             See accompanying notes.

                                 PANAVISION INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                  POST-M&F PURCHASE
                                                                                     --------------------------------------------
                                                                                        JUNE 30, 2002        DECEMBER 31, 2001
                                                                                     --------------------   ---------------------
                                      ASSETS                                             (UNAUDITED)
Current assets:
   Cash and cash equivalents.........................................................       $       924          $    2,048
   Accounts receivable (net of allowance of $1,450 and $1,414).......................            26,986              23,735
   Inventories.......................................................................            10,787              10,136
   Prepaid expenses..................................................................             3,511               2,919
   Other current assets..............................................................             1,967                 903
                                                                                            -----------          ----------
Total current assets.................................................................            44,175              39,741

Property, plant and equipment, net...................................................           231,192             233,678
Goodwill, net........................................................................           248,491             248,125
Patents and trademarks, net..........................................................            66,725              66,662
Other assets.........................................................................            14,894              13,010
                                                                                            -----------          ----------
Total assets.........................................................................       $   605,477          $  601,216
                                                                                            ===========          ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..................................................................       $     7,146          $    8,301
   Accrued liabilities...............................................................            25,426              16,512
   Due to affiliates.................................................................               376               1,705
   Current maturities of long-term debt..............................................            30,855              23,680
                                                                                            -----------          ----------
Total current liabilities............................................................            63,803              50,198
Long-term debt.......................................................................           401,754             448,623
Deferred tax liabilities.............................................................            17,635              24,406
Other liabilities....................................................................             3,691               2,664

Commitments and Contingencies
Redeemable Series B Cumulative Pay-in-Kind Preferred Stock, $0.01 par value;
   100 shares authorized; 49 shares issued and outstanding at June 30, 2002
   (liquidation preference of $1,000 per share plus accrued and unpaid dividends) ...            49,199                   -
Stockholders' equity:
   Series A Non-Cumulative Perpetual Participating Preferred Stock, $0.01 par
     value; 2,000 shares authorized; 1,382 shares issued and outstanding at
     June 30, 2002 and December 31, 2001 (liquidation preference of $1 per share
     plus declared and unpaid dividends) ............................................                14                  14

   Common Stock, $0.01 par value; 50,000 shares authorized; 8,770 shares issued
     and outstanding at June 30, 2002 and December 31, 2001 .........................                88                  88

   Additional paid-in capital........................................................           187,151             187,151
   Revaluation capital...............................................................           333,199             333,135
   Accumulated deficit...............................................................          (442,953)           (432,960)
   Accumulated other comprehensive loss..............................................            (8,104)            (12,103)
                                                                                            -----------          ----------
Total stockholders' equity...........................................................            69,395              75,325
                                                                                            -----------          ----------
Total liabilities and stockholders' equity...........................................       $   605,477          $  601,216
                                                                                            ===========          ==========


                             See accompanying notes.

                                 PANAVISION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             SIX MONTHS ENDED JUNE 30, 2001
                                                                          -------------------------------------
                                                           POST-M&F PURCHASE  POST-M&F PURCHASE  PRE-M&F PURCHASE
                                                          ------------------  -----------------  ----------------
                                                              SIX MONTHS        PERIOD FROM        PERIOD FROM     COMBINED SIX
                                                                 ENDED           APRIL 20 TO       JANUARY 1 TO     MONTHS ENDED
                                                             JUNE 30, 2002      JUNE 30, 2001     APRIL 19, 2001   JUNE 30, 2001*
                                                          ------------------- -----------------  ---------------- -----------------

OPERATING ACTIVITIES
Net income (loss)                                                $  (9,693)       $       118         $    (488)      $    (370)
Adjustments to derive net cash provided by operating
activities:
     Depreciation and amortization .........................        21,273             10,194            11,518          21,712
     Gain (loss) on sale of property and equipment .........          (635)               109              (798)           (689)
     Amortization of discount on subordinated notes.........         1,480              3,764             5,707           9,471
     Deferred income tax benefit ...........................        (6,823)            (3,992)                -          (3,992)
     Changes in operating assets and liabilities:
       Accounts receivable..................................        (3,251)             7,036              (207)          6,829
       Inventories..........................................          (651)              (147)               84             (63)
       Prepaid expenses and other current assets............        (1,656)              (276)             (411)           (687)
       Accounts payable.....................................        (1,155)              (661)           (1,335)         (1,996)
       Accrued liabilities..................................         8,914               (415)           (2,831)         (3,246)
       Due to affiliates....................................        (1,329)                 -                 -               -
     Other, net ............................................          (621)            (2,341)              (14)         (2,355)
                                                                  --------          ---------           -------        --------
Net cash provided by operating activities...................         5,853             13,389            11,225          24,614

INVESTING ACTIVITIES
Capital expenditures .......................................       (14,582)            (3,026)          (10,462)        (13,488)
Proceeds from dispositions of fixed assets..................         1,174                  -               780             780
                                                                  --------          ---------           -------        --------
Net cash used in investing activities.......................       (13,408)            (3,026)           (9,682)        (12,708)

FINANCING ACTIVITIES
Borrowings under notes payable and credit agreement.........        20,726                  -             6,700           6,700
Repayments of notes payable and credit agreement............       (23,378)            (8,323)           (7,331)        (15,654)
Deferred financing costs....................................        (1,033)                 -                 -               -
Proceeds from issuance of Preferred Series B Stock..........        10,000                  -                 -               -
                                                                  --------          ---------           -------        --------
Net cash provided by (used in) financing activities.........         6,315             (8,323)             (631)         (8,954)
Effect of exchange rate changes on cash.....................           116                (54)             (249)           (303)
                                                                  --------          ---------           -------        --------
Net increase (decrease) in cash and cash equivalents........        (1,124)             1,986               663           2,649
Cash and cash equivalents at beginning of period............         2,048              5,644             4,981           4,981
                                                                  --------          ---------           -------        --------
Cash and cash equivalents at end of period..................     $     924         $    7,630         $   5,644       $   7,630
                                                                  ========          =========          ========        ========
Supplemental Cash Flow Information
Interest paid during the period ............................     $   7,150         $   5,913          $   9,184       $  15,097
Income taxes paid during the period ........................     $   1,871         $   1,206          $   1,217       $   2,423


SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
In June 2002, the Company issued 49,199 shares of Preferred Series B Stock in exchange for $10,000 cash and $37,700 principal amount at maturity of Existing Notes plus unpaid accrued interest of $1,500.



   * This column is not intended to be a pro forma presentation of the cash flows of the Company for the period.

                             See accompanying notes.

                                 PANAVISION INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PREPARATION

     Panavision Inc. (the "Company") is a majority-owned subsidiary of M&F Worldwide Corp. ("M&F Worldwide") which is a majority-owned indirect subsidiary of Mafco Holdings Inc. ("Mafco Holdings").

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

     As a result of the purchase price allocation, for assets and liabilities representing 83.5% of the totals, the following adjustments were recorded as of the acquisition date to adjust the historical carrying values (in thousands):

                                                                   INCREASE
                                                                  (DECREASE)
                                                                   --------
Property, plant and equipment ............................... $      40,783
Goodwill ....................................................       260,070
Tradename ...................................................        68,612
Other .......................................................        (2,838)
Long-term debt ..............................................         3,847
Deferred tax assets..........................................        15,553
Deferred tax liabilities.....................................        45,134

     Certain shareholders of M&F Worldwide brought suits against M&F Worldwide and its directors challenging the M&F Purchase as an alleged breach of fiduciary duty and seeking, among other things, rescission of the transaction. One of the shareholders dismissed his lawsuit pursuant to a settlement. On July 26, 2002, the remaining parties to that litigation entered into a Stipulation of Settlement. Pursuant to the Stipulation of Settlement, and if approved by the court where the litigation is pending, Mafco Holdings will acquire (1) the shares of the Company's Common Stock that M&F Worldwide purchased in April 2001,
(2) the shares of the Company's Series A Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), that M&F Worldwide acquired in December 2001, (3) the 9 5/8% Senior Subordinated Discount Notes due 2006 (the "Existing Notes") that a subsidiary of M&F Worldwide acquired in November 2001, and (4) the note in the amount of $6.7 million (the "Las Palmas Note") that the Company issued to M&F Worldwide on its acquisition of the shares of Las Palmas

                                 PANAVISION INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Productions, Inc. ("Las Palmas") (see Note 10). In addition, all agreements to which M&F Worldwide is a party entered into in connection with the M&F Purchase and the December 2001 issuance of the Series A Preferred Stock will be terminated. Thus, after consummation of the settlement, if approved, the Company will cease to be a subsidiary of M&F Worldwide, but Mafco Holdings will continue to indirectly control 85.7% of the voting shares in the Company. Such settlement is not expected to impact the carrying value of the Company's net assets since it would represent a transaction between entities under common control.

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

     The condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany amounts and transactions have been eliminated.

     Certain amounts in previously issued financial statements have been reclassified to conform to the 2002 presentation.

2.       INVENTORIES

     Inventories consist of the following (in thousands):

                                                                JUNE 30, 2002         DECEMBER 31, 2001
                                                            ----------------------  -----------------------
                                                                 (UNAUDITED)
         Finished goods...................................       $    2,254                $    2,242
         Work-in-process..................................              215                       162
         Component parts..................................            1,785                     1,583
         Spare parts and supplies.........................            1,844                     2,027
         Goods purchased for resale.......................            4,689                     4,122
                                                            ----------------------  -----------------------
                                                                 $   10,787                $   10,136
                                                            ======================  =======================


3.   USE OF ESTIMATES AND ASSUMPTIONS

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including the collectibility of receivables and the realization of assets such as property, plant and equipment and deferred taxes. Actual results could differ from such estimates.

                                 PANAVISION INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.       LONG-TERM DEBT

     On March 15, 2002, the Company amended its Existing Credit Agreement to, among other things, revise certain of the financial tests and required ratios that the Company must maintain through December 31, 2002. As required under the amended Existing Credit Agreement, on June 28, 2002, the Company (1) acquired from Mafco Holdings $10 million in cash and $37.7 million principal amount at maturity of Existing Notes in exchange for 49,199 shares of the Company's Redeemable Series B Cumulative Pay-in-Kind Preferred Stock, par value $0.01 per share (the "Series B Preferred Stock"), (2) cancelled the $37.7 million principal amount at maturity of Existing Notes promptly after receiving them and
(3) paid the lenders a fee equal to 1% of the amount of the balance of the Existing Credit Agreement.

     On April 1, 2002, the Company entered into an agreement with certain holders of its Existing Notes that gave the Company the option to acquire from these holders Existing Notes with a face value of $78.4 million at a price of $650 per $1,000 of principal amount. On June 28, 2002, Mafco Holdings acquired this option from the Company and subsequently exercised the option on July 3, 2002.

     In April 2002, the Company postponed an offering of Secured Notes it had previously announced and also deferred its plans to replace its Existing Credit Agreement with a new credit agreement. As a result, the Company expensed all costs (primarily legal, accounting, advisory and lenders' fees) in connection with the refinancing. Such costs are reflected in refinancing expense in the accompanying Condensed Consolidated Statements of Operations.

     On June 14, 2002, the Company amended its Existing Credit Agreement to, among other things, allow the Company to (1) acquire the shares of Las Palmas from M&F Worldwide in exchange for the Las Palmas Note, (2) contribute the assets of Las Palmas and certain other assets owned by the Company to the newly-formed EFILM, LLC, in exchange for 80% of its membership interests and (3) allow Deluxe Laboratories, Inc. to purchase 20% of the EFILM, LLC membership interests for $5 million. In addition, certain covenants were amended.

     At the closing of the M&F Purchase, Ronald O. Perelman, Mafco Holdings' sole shareholder, delivered a letter to M&F Worldwide in which Mr. Perelman agreed that, if M&F Worldwide determines in its good faith reasonable judgment that Panavision is unable to make required payments of principal or interest under its Existing Credit Agreement or its Existing Note, he or corporations under his control will provide such financial support to M&F Worldwide as may be required by Panavision in connection with such payments of principal and interest. Pursuant to the Stipulation of Settlement discussed in Note 1, and if approved by the court, this letter agreement will be terminated.

       Although there can be no assurance, the Company expects that cash flows from operations and borrowings under the Existing Credit Agreement will be sufficient to enable the Company to meet its anticipated cash requirements during 2002, including for operating expenses, working capital, capital expenditures, further investment in EFILM and scheduled debt service requirements. Additionally, continued softness in the feature film and television commercials segments of the Company's business could continue to impact the Company's rental income, which would adversely affect the Company's ability to achieve compliance with certain financial covenants under the Existing Credit Agreement, including the debt to EBITDA ratio and the minimum EBITDA requirement. Although the Company is in compliance with the financial covenants under the Existing Credit Agreement for the period ending June 30, 2002, the Company is uncertain whether it can achieve the required EBITDA level for the balance of 2002, as a consequence of lower than expected feature film starts and lower industry volume of television commercials production. As a result, the Company may adopt one or more alternatives, such as continuing to reduce expenses, delaying or reducing capital expenditures, or seeking capital contributions from affiliates of the Company. If the Company were unable to meet the minimum required financial ratios, the Company would be required to seek

                                 PANAVISION INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


waivers or amendments of the covenants under the Existing Credit Agreement or, in the absence of such waivers or amendments, identify other sources of financing. Although the lenders under the Existing Credit Agreement have accommodated the Company to date, there can be no assurance that they will continue to do so in the future nor can there be any assurance that the Company could successfully effect any of the other alternatives.


5.       ISSUANCE OF SERIES B PREFERRED STOCK

     As discussed above, on June 28, 2002, the Company issued 49,199 shares of Series B Preferred Stock to Mafco Holdings. The Series B Preferred Stock is non-voting, has a liquidation preference of $49.2 million, and entitles its holders to cumulative dividends at a rate of 10% per annum. The terms of the Series B Preferred Stock indicate that such stock may be redeemed by the Company, as its option, at any time at a price per share equal to the liquidation preference plus accrued and unpaid dividends. Under EITF D-98, since a subsidiary of Mafco Holdings maintains the majority shareholder vote of the Company, the Series B Preferred Stock is deemed to be redeemable at the option of Mafco Holdings and is, accordingly, classified outside of permanent equity in the accompanying Condensed Consolidated Balance Sheets.

     The issuance of the Series B Preferred Stock was recorded at its redemption value (which management believes approximates fair value), net of approximately $300,000 of transaction costs. Because the Series B Preferred Stock is redeemable at the option of Mafco Holdings as described above, the Company is required to carry the Series B Preferred Stock at its redemption value. Accordingly, the Company recorded a $300,000 increase in the carrying value of the Series B Preferred Stock (recorded as an unpaid, non-cash, accreted dividend) to adjust the carrying value to redemption value at June 30, 2002.

6.   ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

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

     The Company performed impairment tests relating to its tradename and goodwill during the first and second quarters of 2002, respectively, and no impairment was determined as a result of these tests. A reconciliation of reported net income (loss) to net income adjusted to reflect the impact of the discontinuance of the amortization of goodwill for the three and six months ended June 30, 2001 is as follows (in thousands):

                                                    THREE MONTHS         SIX MONTHS
                                                       ENDED               ENDED
                                                   JUNE 30, 2001       JUNE 30, 2001
                                                    -------------       -------------
Reported net income (loss)......................    $         982       $        (370)
Add back:  Goodwill amortization................            2,542               2,590
                                                    -------------       -------------
Adjusted net income ............................    $       3,524       $       2,220
                                                    =============       =============

                                 PANAVISION INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

7.   GEOGRAPHICAL INFORMATION

     The following table presents certain financial information by geographic region (in thousands):

                                     ------------------------------------------------------------------
THREE MONTHS ENDED                      NORTH                      ASIA
JUNE 30, 2002                          AMERICA       EUROPE       PACIFIC     CORPORATE      TOTAL
                                     ------------------------------------------------------------------
Revenue from
  external customers...........      $   19,191   $   17,787    $    6,340   $        -   $   43,318
Intersegment revenue...........           3,921        1,122             -            -        5,043
Operating income (loss)........             256         (516)        1,248         (365)         623

                                     ------------ ------------- ------------ ------------ -------------
THREE MONTHS ENDED                      NORTH                      ASIA
JUNE 30, 2001                          AMERICA       EUROPE       PACIFIC     CORPORATE      TOTAL
                                     ------------ ------------- ------------ ------------ -------------
Revenue from
  external customers...........      $   30,000   $   18,618    $    6,599   $        -   $   55,217
Intersegment revenue...........           4,597        1,071             -            -        5,668
Operating income (loss)........          12,913         (117)        1,389       (3,604)      10,581

                                     ------------ ------------- ------------ ------------ -------------
SIX MONTHS ENDED                        NORTH                      ASIA
JUNE 30, 2002                          AMERICA       EUROPE       PACIFIC     CORPORATE      TOTAL
                                     ------------ ------------- ------------ ------------ -------------
Revenue from
  external customers...........      $   43,811   $   31,741    $   13,347   $        -   $   88,899
Intersegment revenue...........           7,178        2,026             -            -        9,204
Operating income (loss)........           6,769       (2,599)        2,751       (1,358)       5,563

                                     ------------ ------------- ------------ ------------ -------------
SIX MONTHS ENDED                        NORTH                      ASIA
JUNE 30, 2001                          AMERICA       EUROPE       PACIFIC     CORPORATE      TOTAL
                                     ------------ ------------- ------------ ------------ -------------
Revenue from
  external customers...........      $   60,245   $   36,600    $   12,184   $        -   $  109,029
Intersegment revenue...........           8,409        2,305             -            -       10,714
Operating income (loss)........          25,786       (1,198)        2,019       (4,750)      21,857

     The accounting policies of the geographic regions are the same as those described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's 2001 Annual Report on Form 10-K.

8.   COMPREHENSIVE INCOME (LOSS)

     For the quarters ended June 30, 2002 and 2001, comprehensive income (loss) amounted to $(2,516,000) and $1,248,000, respectively. For the six months ended June 30, 2002 and 2001, comprehensive loss amounted to $(5,694,000) and $(4,198,000), respectively. The difference between net loss and comprehensive income (loss) relates to the change in the Company's foreign currency translation adjustments.

                                 PANAVISION INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


9.       NET INCOME (LOSS) PER SHARE

     For the three and six months ended June 30, 2002 and 2001, the basic and diluted per share data is based on the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares, consisting of outstanding stock options and warrants, are not included in the diluted loss per share calculation since they are antidilutive.

     The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share information):


                                                                                    THREE MONTHS ENDED JUNE 30, 2001
                                                                                ------------------------------------------
                                                                                 POST-M&F PURCHASE    PRE-M&F PURCHASE
                                                           POST-M&F PURCHASE    ------------------------------------------
                                                              THREE MONTHS          PERIOD FROM          PERIOD FROM
                                                                 ENDED              APRIL 20 TO          APRIL 1 TO
                                                             JUNE 30, 2002         JUNE 30, 2001       APRIL 19, 2001
                                                          --------------------- ------------------------------------------
Numerator:
    Net income (loss)...................................       $    (6,389)         $       118          $       864
    Accreted dividends on Redeemable Series B
      Preferred Stock ..................................              (300)                   -                     -
                                                               -----------           ----------           -----------
    Numerator for basic and diluted income (loss) per
      share - income (loss) available to common
       stockholders ....................................       $    (6,689)         $       118          $        864
                                                               ===========          ===========          ============
Denominator:
    Denominator for basic income (loss) per share -
      weighted average shares...........................             8,770                8,770                 8,770
    Effect of dilutive securities -
      stock options and warrants........................                 -                    -                     -
                                                               -----------           ----------           -----------
    Denominator for diluted income (loss) per share -
      adjusted weighted average shares..................             8,770                8,770                 8,770
Basic income (loss) per share...........................       $     (0.76)          $     0.01          $       0.10
                                                               ===========           ==========          ============
Diluted income (loss) per share.........................       $     (0.76)          $     0.01          $       0.10
                                                               ===========           ==========          ============

                                 PANAVISION INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                                                                                     SIX MONTHS ENDED JUNE 30, 2001
                                                                                ------------------------------------------
                                                                                 POST-M&F PURCHASE    PRE-M&F PURCHASE
                                                           POST-M&F PURCHASE    ------------------------------------------
                                                               SIX MONTHS           PERIOD FROM          PERIOD FROM
                                                                 ENDED              APRIL 20 TO          JANUARY 1 TO
                                                             JUNE 30, 2002         JUNE 30, 2001        APRIL 19, 2001
                                                          --------------------- ------------------------------------------
Numerator:
   Net income (loss)..................................       $      (9,693)          $      118          $       (488)
   Accreted dividends on Redeemable Series B
   Preferred Stock                                                    (300)                   -                     -
                                                               -----------           ----------           -----------
   Numerator for basic and diluted income (loss) per
     share - income (loss) available to common
     stockholders ....................................       $      (9,993)          $      118           $      (488)
                                                              ============            =========            ===========
Denominator:
   Denominator for basic income (loss) per share -
     weighted average shares .........................               8,770                8,770                 8,770
   Effect of dilutive securities -
     stock options and warrants.......................                   -                    -                     -
                                                               -----------           ----------           -----------
   Denominator for diluted income (loss) per share -
     adjusted weighted average shares.................               8,770                8,770                 8,770

Basic income (loss) per share.........................       $       (1.14)         $      0.01          $      (0.06)
                                                             =============          ===========          ============
Diluted income (loss) per share.......................       $       (1.14)         $      0.01          $      (0.06)
                                                             =============          ===========          ============



10.  EFILM, LLC JOINT VENTURE

     Since July 2001, the Company has operated EFILM, a laboratory providing digital processing services to the motion picture and television industries pursuant to various lease and secondment agreements with Las Palmas. On July 2, 2002, the Company acquired the shares of Las Palmas from M&F Worldwide in exchange for a Note in the amount of $6.7 million plus interest at 10% payable on September 30, 2005 (the "Las Palmas Note"). Immediately following the acquisition, the Company contributed the assets of Las Palmas and certain other assets owned by the Company to the newly formed EFILM, LLC, in exchange for 80% of its membership interests. At the same time, Deluxe Laboratories, Inc. purchased 20% of the EFILM, LLC membership interests for $5 million.

11.   SUBSEQUENT EVENT

    On July 29, 2002 the New York Stock Exchange (the "Exchange") announced that, pursuant to its rule regarding market capitalization of listed companies, the Company would no longer be listed on the Exchange effective August 5, 2002. The Company's shares will now trade over the counter under the ticker symbol PVIS.PK.

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

     On July 26, 2002, the parties to pending litigation brought by M&F Worldwide shareholders entered into a Stipulation of Settlement. Pursuant to the Stipulation of Settlement, and if approved by the court where the litigation is pending, Mafco Holdings will acquire (1) the shares of the Company's Common Stock that M&F Worldwide purchased in April 2001, (2) the shares of the Company's Series A Preferred Stock that M&F Worldwide acquired in December 2001,
(3) the Existing Notes that a subsidiary of M&F Worldwide acquired in November 2001, and (4) the Las Palmas Note. In addition, all agreements to which M&F Worldwide is a party entered into in connection with the M&F Purchase and the December 2001 issuance of the Series A Preferred Stock will be terminated. Thus, after consummation of the settlement, if approved, Panavision will cease to be a subsidiary of M&F Worldwide, but Mafco Holdings will continue to indirectly control 85.7% of the voting shares of the Company.

     This section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and the Critical Accounting Policies as disclosed under item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                                 PANAVISION INC.

RESULTS OF OPERATIONS

     The following discussion and analysis includes the Company's consolidated results of operations for 2002, representing the Post-M&F Purchase period. With respect to 2001, the following discussion and analysis includes the combined amounts of the Pre-M&F Purchase period and the Post-M&F Purchase period. Such combined amounts do not represent a pro forma presentation of the results of the Company for 2001.


       QUARTER ENDED JUNE 30, 2002 COMPARED TO QUARTER ENDED JUNE 30, 2001

CAMERA RENTAL OPERATIONS

     Camera rental revenue for the second quarter of 2002 was $25.7 million. Revenue decreased $12.3 million, or 32.4%, compared to the second quarter of 2001. The decline reflects substantially lower feature film production as compared to a robust feature film environment in the first half of 2001. The strong feature film environment occurred in anticipation of the possibility of mid-year strikes by the Writers Guild of America and Screen Actors Guild. Both of the labor negotiations were concluded at the end of the second quarter without any labor disruption. The lower revenue also reflects a reduction in revenue generated by Movies of the Week. Revenue generated from television commercials, although similar to prior year levels, remains weak worldwide.

     Cost of camera rental for the second quarter was $15.5 million, up slightly from the second quarter of 2001. The 2002 costs included approximately $0.8 million of additional depreciation resulting from the fair value adjustments arising from the M&F Purchase in April 2001.

LIGHTING RENTAL OPERATIONS

     Lighting rental revenue for the second quarter was $8.6 million. Revenue decreased $0.5 million, or 5.5%, as compared to the second quarter of 2001, partially due to the closure of the Company's U.S. lighting rental operations.

     Cost of lighting rental for the second quarter was $6.8 million, up slightly from the second quarter of 2001.

SALES AND OTHER

     Sales and other revenue in the second quarter increased $0.9 million, or 11.1%, from the second quarter of 2001. The increase reflects revenue of $1.6 million generated by EFILM, which the Company began operating in the third quarter of 2001, and is partially offset by lower lighting filter and expendable sales worldwide.

     Cost of sales and other for the second quarter increased $1.2 million, or 26.7%, as compared to the second quarter of 2001. The increase is partially due to additional costs of $1.4 million associated with the Company's EFILM operations.

OPERATING COSTS

     Selling, general and administrative expenses for the second quarter of 2002 were $13.5 million, a decrease of $3.1 million, or 18.7%, as compared to the second quarter of 2001. The decrease was due to the impact of cost reduction programs and the elimination of approximately $2.5 million of goodwill and intangibles amortization resulting from the company's adoption of SFAS 142 on January 1, 2002. The reductions were offset by approximately $1.0 million of additional costs associated with EFILM's operation and $0.6 million of non-cash compensation charges recorded in Canada.

                                 PANAVISION INC.


     Research and development expenses for the second quarter were $1.2 million, a decrease of $0.3 million, or 20.0%, as compared to the second quarter of 2001. The decrease was primarily due to cost control programs, including headcount reductions implemented during 2001.

INTEREST, TAXES AND OTHER

     Net interest expense for the second quarter of 2002 was $8.7 million, a decrease of $2.7 million, or 23.7%, as compared to the second quarter of 2001. The decrease primarily reflects lower interest rates and debt levels as compared to the second quarter of 2001.

     Foreign exchange gain for the second quarter of 2002 was $0.6 million, as compared to a negligible loss for the second quarter of 2001. This change is primarily due to the effect of the strengthening British Pound on U.S. Dollar denominated payable balances held in the U.K.

     Refinancing expense of $4.5 million for the second quarter of 2002 reflects costs incurred in connection with the Company's discontinued offering of secured notes and bank refinancing. These costs include $2.2 million of charges, primarily consisting of professional fees incurred in connection with the Company's refinancing and lender's fees of $2.9 million paid in accordance with the March Amendment. Such charges were offset by a gain of approximately $0.6 million associated with the $37.7 million principal amount at maturity of Existing Notes that were cancelled on June 28, 2002.

     Net other income for the second quarter of 2002 was $0.7 million, as compared to a $0.2 million other loss for the second quarter of 2001. This is primarily due to higher gains on the sale of property and equipment.

     The tax benefit was $4.9 million for the quarter ended June 30, 2002, as compared to a tax benefit of $2.1 million for the quarter ended June 30, 2001. The Company recorded an income tax benefit of $5.2 million resulting from the benefit associated with domestic tax losses. The tax benefit was partially offset by the recording of a $0.3 million provision relating to profitable foreign operations and foreign taxes withheld at source. See Notes 2 and 6 of the Notes to Consolidated Financial Statements included in the Company's 2001 Annual Report on Form 10-K for a discussion of the Company's Tax Sharing Agreements.


    SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

CAMERA RENTAL OPERATIONS

     Camera rental revenue for the six months ended June 30, 2002 was $55.4 million. Revenue decreased $19.6 million or 26.1%, compared to the six months ended June 30, 2001. The decline reflects substantially lower film production as compared to the robust feature film environment in the first half of 2001. The lower revenue also reflects a reduction in revenues generated by Movies of the Week. Revenue generated from television commercials, although similar to prior year levels, remains weak worldwide.

     Cost of camera rental for the six months ended June 30, 2002 was $30.4 million, unchanged from the six months ended June 30, 2001. The 2002 costs include approximately $1.8 million of additional depreciation resulting from the fair value adjustments arising from the M&F Purchase, offset by the impact of cost reductions achieved in 2002.

LIGHTING RENTAL OPERATIONS

     Lighting rental revenue for the six months ended June 30, 2002 was $16.2 million, a decrease of $0.8 million, or 4.7%, compared to the six months ended June 30, 2001 primarily due to the closure of the Company's U.S. lighting rental operations.

                                 PANAVISION INC.


     Cost of lighting rental for the six months ended June 30, 2002 was $13.0 million, a decrease of $0.6 million, or 4.4%, from the six months ended June 30, 2001.

SALES AND OTHER

     Sales and other revenue in the six months ended June 30, 2002 was $17.3 million, an increase of $0.3 million, or 1.8%, from the six months ended June 30, 2001. The increase reflects the revenue generated by EFILM, offset by lower lighting filter and expendable sales worldwide.

OPERATING COSTS

     Selling, general and administrative expenses for the second quarter of 2002 were $26.5 million, a decrease of $4.4 million, or 14.2%, as compared to the second quarter of 2001. The decrease was due to the impact of cost reduction programs and the elimination of approximately $2.5 million of goodwill and intangibles amortization resulting from the company's adoption of SFAS 142 on January 1, 2002. The reductions were offset by approximately $1.9 million of additional costs associated with EFILM's operation and $0.6 million of non-cash compensation charges recorded in Canada.

     Research and development expenses for the six months ended June 30, 2002 were $2.4 million, a decrease of $0.6 million, or 20.0%, from the six months ended June 30, 2001. The decrease was primarily due to cost control programs, including headcount reductions implemented during 2001.

INTEREST, TAXES AND OTHER

     Net interest expense for the six months ended June 30, 2002 was $17.1 million, a decrease of $6.2 million, or 26.6%, as compared to the six months ended June 30, 2001. The decrease primarily reflects lower interest rates and debt levels as compared to the second quarter of 2001.

     Foreign exchange gain for the six months ended June 30, 2002 was $0.2 million, as compared to a $1.0 million loss for the six months ended June 30, 2001. This change is primarily due to the effect of the strengthening British Pound on U.S. Dollar denominated payable balances held in the U.K.

     Refinancing expense of $4.5 million for the six months ended June 30, 2002 reflects costs incurred in connection with the Company's discontinued offering of secured notes and bank refinancing. These costs include $2.2 million of charges, primarily consisting of professional fees incurred in connection with the Company's refinancing and lender's fees of $2.9 million paid in accordance with the March Amendment. Such charges were offset by a gain of approximately $0.6 million associated with the $37.7 million principal amount at maturity of Existing Notes that were cancelled on June 28, 2002

     The tax benefit was $5.4 million for the six months ended June 30, 2002, as compared to a tax benefit of $1.5 million for the six months ended June 30, 2001. The Company recorded an income tax benefit of $6.8 million resulting from the benefit associated with domestic tax losses. The tax benefit was partially offset by the recording of a $1.4 million provision relating to profitable foreign operations and foreign taxes withheld at source. See Notes 2 and 6 of the Notes to Consolidated Financial Statements included in the Company's 2001 Annual Report on Form 10-K for a discussion of the Company's Tax Sharing Agreements.

                                 PANAVISION INC.


LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain information from the Company's Condensed Consolidated Statements of Cash Flows for the periods indicated (in thousands):

                                                                          SIX MONTHS
                                                                        ENDED JUNE 30,
                                                                -----------------------------
                                                                    2002             2001
                                                                -----------      ------------
     Net cash provided by (used in):
     Operating activities..................................    $     5,853     $    24,614
     Investing activities..................................        (13,408)        (12,708)
     Financing activities..................................          6,315          (8,954)


     Cash provided by operating activities, for the six months ended June 30, 2002, totaled $5.9 million comprised of the net loss of $9.7 million, adjusted for depreciation and amortization of $21.3 million and the amortization of the discount on the Existing Notes of $1.5 million, offset by the net change in working capital (excluding cash) and other miscellaneous items totaling $7.2 million. Total investing activities of $13.4 million included $14.6 million of capital expenditures, offset by $1.2 million in proceeds received from the disposition of fixed assets. Capital expenditures were primarily used to manufacture camera rental systems and accessories, purchase lighting equipment in Australia and expand EFILM's operations. Cash provided by financing activities was $6.3 million, reflecting borrowings of $20.7 million, repayments of $23.4 million under the Existing Credit Agreement, deferred financing costs of $1.0 million and the issuance of Series B Preferred Stock for $10.0 million in cash.

     Cash provided by operating activities, for the six months ended June 30, 2001, totaled $24.6 million comprised of the net loss of $0.4 million, adjusted for depreciation and amortization of $21.7 million and the amortization of the discount on the Notes of $9.5 million, offset by the net change in working capital (excluding cash) and other miscellaneous items totaling $6.2 million. Total investing activities of $12.7 million included $13.5 million of capital expenditures, offset by $0.8 million in proceeds received from the disposition of fixed assets. The majority of the capital expenditures were used to manufacture camera rental systems and accessories. Cash used in financing activities was $9.0 million, primarily reflecting a decrease in net borrowings under the Existing Credit Agreement.

     As of June 30, 2002, amounts outstanding under the Existing Credit Agreement were $187.0 million and $87.7 million for the term facilities and revolving facility, respectively. The revolver is a 6-year facility with a maximum aggregate principal amount of $100.0 million. As of June 30, 2002, the Company also had outstanding subordinated notes of approximately $155.7 million (exclusive of a step-up in basis of $2.2 million recorded in connection with the M&F Purchase).

     On March 15, 2002, the Company amended its Existing Credit Agreement to, among other things, revise certain of the financial tests and required ratios that the Company must maintain through December 31, 2002. As required under the amended Existing Credit Agreement, on June 28, 2002, the Company (1) acquired from Mafco Holdings $10 million in cash and $37.7 million principal amount at maturity of Existing Notes in exchange for 49,199 shares of the Company's Redeemable Series B Pay-in-Kind Preferred Stock, (2) cancelled the $37.7 million principal amount at maturity of Existing Notes promptly after receiving them and
(3) paid the lenders a fee equal to 1% of the amount of the balance of the Existing Credit Agreement.

                                 PANAVISION INC.


     On April 1, 2002, the Company entered into an agreement with certain holders of its Existing Notes that gave the Company the option to acquire from these holders Existing Notes with a face value of $78.4 million at a price of $650 per $1,000 of principal amount. On June 28, 2002, Mafco Holdings acquired this option from the Company and subsequently exercised the option on July 3, 2002.

     In April 2002, the Company postponed an offering of Secured Notes it had previously announced and also deferred its plans to replace its Existing Credit Agreement with a new credit agreement. As a result, the Company expensed all costs (primarily legal, accounting, advisory and lenders' fees) in connection with the refinancing. Such costs are reflected in refinancing expense in the accompanying Condensed Consolidated Statements of Operations.

     On June 14, 2002, the Company amended its Existing Credit Agreement to, among other things, allow the Company to (1) acquire the shares of Las Palmas from M&F Worldwide in exchange for the Las Palmas Note, (2) contribute the assets of Las Palmas and certain other assets owned by the Company to the newly-formed EFILM, LLC, in exchange for 80% of its membership interests and (3) allow Deluxe Laboratories, Inc. to purchase 20% of the EFILM, LLC membership interests for $5 million. In addition, certain covenants were amended.

       Although there can be no assurance, the Company expects that cash flows from operations and borrowings under the Existing Credit Agreement will be sufficient to enable the Company to meet its anticipated cash requirements during 2002, including for operating expenses, working capital, capital expenditures, further investment in EFILM and scheduled debt service requirements. Additionally, continued softness in the feature film and television commercials segments of the Company's business could continue to impact the Company's rental income, which would adversely affect the Company's ability to achieve compliance with certain financial covenants under the Existing Credit Agreement, including the debt to EBITDA ratio and the minimum EBITDA requirement. Although the Company is in compliance with the financial covenants under the Existing Credit Agreement for the period ending June 30, 2002, the Company is uncertain whether it can achieve the required EBITDA level for the balance of 2002, as a consequence of lower than expected feature film starts and lower industry volume of television commercials production. As a result, the Company may adopt one or more alternatives, such as continuing to reduce expenses, delaying or reducing capital expenditures, or seeking capital contributions from affiliates of the Company. If the Company were unable to meet the minimum required financial ratios, the Company would be required to seek waivers or amendments of the covenants under the Existing Credit Agreement or, in the absence of such waivers or amendments, identify other sources of financing. Although the lenders under the Existing Credit Agreement have accommodated the Company to date, there can be no assurance that they will continue to do so in the future nor can there be any assurance that the Company could successfully effect any of the other alternatives.

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

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q for the period ended June 30, 2002, as well as certain of the Company's other public documents and statements and oral statements contain forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of its critical accounting policies included in the Company's 2001 Annual Report on Form 10-K.

                                 PANAVISION INC.


     In addition to factors described in the Company's Securities and Exchange Commission filings and others, the following factors could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (a) a significant reduction in the number of feature film, commercial and series television productions; (b) competitive pressures arising from changes in technology, customer requirements and industry standards; (c) an increase in expenses related to new product initiatives and product development efforts; (d) unfavorable foreign currency fluctuations; (e) significant increases in interest rates; (f) lower-than-expected cash flows from operations; or (g) the inability to secure capital contributions or loans from affiliates, refinance its indebtedness, or sell its equity securities. The Company assumes no responsibility to update the forward-looking statements contained in this filing.

                                 PANAVISION INC.


                                     PART II


ITEM 1.    LEGAL PROCEEDINGS
           No material legal proceedings are pending.

ITEM 2.    CHANGES IN SECURITIES
           There were no modifications made to the rights of stockholders of any class of securities during the quarter ended June 30, 2002.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           There were no events of default upon senior securities during the quarter ended June 30, 2002.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)        The Company's Annual Meeting of Stockholders was held on
           May 16, 2002.
(b)        Item not required to be presented.
(c) At the Annual Meeting of Stockholders, the following matters were voted upon: the election of eight persons to the Board of Directors of the Company and the ratification of the selection of Ernst & Young LLP, as independent auditors for the Company for the fiscal year ending December 31, 2002. The results of the voting on matters presented at the Company's Annual Meeting of Stockholders were as follows:

            DESCRIPTION               VOTES FOR      VOTES WITHHELD
            -----------               ---------      --------------
            ELECTION OF DIRECTORS:
            Ronald O. Perelman        8,529,893           8,079
            Philip E. Beekman         8,532,393           5,579
            Donald G. Drapkin         8,532,393           5,579
            John S. Farrand           8,532,397           5,575
            Edward Grebow             8,530,297           7,675
            James R. Maher            8,532,393           5,579
            Martin D. Payson          8,532,197           5,775
            Kenneth Ziffren           8,532,397           5,575

            There were no abstentions or broker non-votes on the election of Directors.

            DESCRIPTION              VOTES FOR      VOTES AGAINST     ABSTENTIONS      BROKER NON-VOTES
            -----------              ---------      -------------     -----------      ----------------
           Ratification of the
           Appointment of Ernst
           & Young LLP               9,915,839             3,618              205               231,947

ITEM 5.    OTHER INFORMATION
           No additional information need be presented.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
(a)        Exhibits
3.4 Certificate of Designations, Powers, Preferences and Rights of Series B Cumulative Pay-in-Kind Preferred Stock of Panavision Inc.
4.9 Fourth Amendment, dated as of June 14, 2002, to the Credit Agreement among Panavision Inc., the several lenders name therein, Credit Suisse First Boston, as Documentation Agent, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent.

                                 PANAVISION INC.

10.29 Letter Agreement, dated June 27, 2002, between Mafco Holdings Inc. and Panavision Inc.
(b) There were no Current Reports on Form 8-K filed in the second quarter of 2002.

                                 PANAVISION INC.


                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                 PANAVISION INC.


Date:      August 14, 2002             By:      /S/ JOHN S. FARRAND
      -------------------------            ------------------------------
                                                  John S. Farrand
                                           President and Chief Executive Officer
                                                         and Director



Date:      August 14, 2002             By:      /S/ SCOTT L. SEYBOLD
      -------------------------            ------------------------------
                                                   Scott L. Seybold
                                            Executive Vice President and
                                              Chief Financial Officer