Form 10-Q
period 2002-09-30
PANAVISION INC
filed 2002-11-14
CIK 1022911

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

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO _________________


                        Commission file number: 001-12391

                                ---------------

                                 PANAVISION INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                               13-3593063
      ----------------------------------          ---------------------------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)

             6219 DE SOTO AVENUE
          WOODLAND HILLS, CALIFORNIA                        91367
  ------------------------------------------            --------------
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

     As of November 14, 2002, there were 8,769,919 shares of Panavision Inc. Common Stock outstanding.

================================================================================

                                 PANAVISION INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations...................   3

         Condensed Consolidated Balance Sheets.............................   5

         Condensed Consolidated Statements of Cash Flows...................   6

         Notes to Condensed Consolidated Financial Statements..............   7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................  15

Item 3   Quantitative and Qualitative Disclosures About Market Risk........  21

Item 4.  Controls and Procedures...........................................  21



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................  22

Item 2.  Changes in Securities.............................................  22

Item 3.  Defaults Upon Senior Securities...................................  22

Item 4.  Submission of Matters to a Vote of Security Holders...............  22

Item 5.  Other Information.................................................  22

Item 6.  Exhibits and Reports on Form 8-K..................................  22



SIGNATURES.................................................................  23

CERTIFICATIONS ............................................................  24

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

     The financial information herein and management's discussion thereof include consolidated data for Panavision Inc. ("Registrant" or "Panavision") and its subsidiaries. Registrant and its subsidiaries are sometimes herein referred to collectively as the "Company".

                                 PANAVISION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            POST-M&F PURCHASE
                                                         ----------------------
                                                           THIRD QUARTER ENDED
                                                              SEPTEMBER 30,
                                                           2002          2001
                                                         --------      --------
Camera rental ......................................     $ 33,394      $ 23,235
Lighting rental ....................................        8,495         6,409
Sales and other ....................................       10,573         8,317
                                                         --------      --------
Total revenue ......................................       52,462        37,961

Cost of camera rental ..............................       15,470        14,118
Cost of lighting rental ............................        6,829         5,968
Cost of sales and other ............................        6,132         4,631
                                                         --------      --------

Gross margin .......................................       24,031        13,244
Selling, general and administrative expenses .......       13,514        14,266
Research and development expenses ..................          822         1,216
                                                         --------      --------

Operating income (loss) ............................        9,695        (2,238)
Interest income ....................................          208           130
Interest expense ...................................       (8,222)       (9,684)
Foreign exchange gain ..............................          504           736
Refinancing expense ................................          (31)           --
Other, net .........................................          189           284
                                                         --------      --------

Income (loss) before income taxes ..................        2,343       (10,772)
Income tax benefit (provision) .....................       (1,643)        2,550
                                                         --------      --------
Net income (loss) ..................................     $    700      $ (8,222)
                                                         ========      ========

Net loss attributable to common stockholders .......     $   (595)     $ (8,222)
                                                         ========      ========

Net loss per share -- basic and diluted ............     $  (0.07)     $  (0.94)
                                                         ========      ========

Shares used in computation -- basic and diluted ....        8,770         8,770


                             See accompanying notes.

                                 PANAVISION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                                      ------------------------------------
                                                 POST-M&F PURCHASE     POST-M&F PURCHASE    PRE-M&F PURCHASE
                                                 -----------------     -----------------    ----------------
                                                    NINE MONTHS           PERIOD FROM         PERIOD FROM          COMBINED
                                                       ENDED              APRIL 20 TO         JANUARY 1 TO     NINE MONTHS ENDED
                                                 SEPTEMBER 30, 2002    SEPTEMBER 30, 2001    APRIL 19, 2001    SEPTEMBER 30, 2001*
                                                 ------------------    ------------------    --------------    -------------------
Camera rental .................................        $  88,782            $ 52,591            $ 45,660            $  98,251
Lighting rental ...............................           24,701              13,784               9,629               23,413
Sales and other ...............................           27,878              14,806              10,520               25,326
                                                       ---------            --------            --------            ---------
Total revenue .................................          141,361              81,181              65,809              146,990

Cost of camera rental .........................           45,919              26,456              18,089               44,545
Cost of lighting rental .......................           19,847              11,315               8,234               19,549
Cost of sales and other .......................           17,076               8,204               5,681               13,885
                                                       ---------            --------            --------            ---------
Gross margin ..................................           58,519              35,206              33,805               69,011
Selling, general and administrative expenses ..           40,055              28,062              17,076               45,138
Research and development expenses .............            3,206               2,413               1,841                4,254
                                                       ---------            --------            --------            ---------
Operating income ..............................           15,258               4,731              14,888               19,619
Interest income ...............................              367                 168                 269                  437
Interest expense ..............................          (25,482)            (18,562)            (14,771)             (33,333)
Foreign exchange gain (loss) ..................              712                 489                (748)                (259)
Refinancing expense ...........................           (4,524)                 --                  --                   --
Other, net ....................................              964                  40                 885                  925
                                                       ---------            --------            --------            ---------
Income (loss) before income taxes .............          (12,705)            (13,134)                523              (12,611)
Income tax benefit (provision) ................            3,712               5,030              (1,011)               4,019
                                                       ---------            --------            --------            ---------
Net loss ......................................        $  (8,993)           $ (8,104)           $   (488)           $  (8,592)
                                                       =========            ========            ========            =========
Net loss attributable to common stockholders ..        $ (10,588)           $ (8,104)           $   (488)           $  (8,592)
                                                       =========            ========            ========            =========
Net loss per share -- basic and diluted .......        $   (1.21)           $  (0.92)           $  (0.06)           $   (0.98)
                                                       =========            ========            ========            =========
Shares used in computation -- basic and diluted            8,770               8,770               8,770                8,770

* This column is not intended to be a pro forma presentation of the results of the Company for the period.


                             See accompanying notes.

                                 PANAVISION INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                     POST-M&F PURCHASE
                                                                                          -------------------------------------
                                        ASSETS                                            SEPTEMBER 30, 2002  DECEMBER 31, 2001
                                                                                          ------------------  -----------------
Current assets:                                                                               (UNAUDITED)
   Cash and cash equivalents ...........................................................        $   6,938         $   2,048
   Accounts receivable (net of allowance of $1,461 and $1,414) .........................           32,680            23,735
   Inventories .........................................................................           10,740            10,136
   Prepaid expenses ....................................................................            4,075             2,919
   Other current assets ................................................................            1,695               903
                                                                                                ---------         ---------
Total current assets ...................................................................           56,128            39,741

Property, plant and equipment, net .....................................................          225,031           233,678
Goodwill, net ..........................................................................          253,614           248,125
Patents and trademarks, net ............................................................           67,639            66,662
Other assets ...........................................................................           13,991            13,010
                                                                                                ---------         ---------
Total assets ...........................................................................        $ 616,403         $ 601,216
                                                                                                =========         =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ....................................................................        $   5,064         $   8,301
   Accrued liabilities .................................................................           23,272            16,512
   Due to affiliates ...................................................................               --             1,705
   Current maturities of long-term debt ................................................          280,027            23,680
                                                                                                ---------         ---------
Total current liabilities ..............................................................          308,363            50,198

Long-term debt .........................................................................          157,773           448,623
Note payable to affiliate ..............................................................            6,868                --
Deferred tax liabilities ...............................................................           17,590            24,406
Other liabilities ......................................................................            8,665             2,664

Commitments and Contingencies

Redeemable Series B Cumulative Pay-in-Kind Preferred Stock, $0.01 par value;
   100,000 shares authorized; 49,199 shares issued and outstanding at September 30, 2002
   (liquidation preference of $1,000 per share plus accrued and unpaid dividends) ......           50,471                --

Stockholders' equity:

Series A Non-Cumulative Perpetual Participating Preferred Stock, $0.01 par
   value; 2,000,000 shares authorized; 1,381,690 shares issued and outstanding at September 30, 2002 and December 31, 2001 (liquidation preference of $1 per
   share plus declared and unpaid dividends) ...........................................               14                14
Common Stock, $0.01 par value; 50,000,000 shares authorized; 8,769,919 shares issued
   and outstanding at September 30, 2002 and December 31, 2001 .........................               88                88

   Additional paid-in capital ..........................................................          184,142           187,151
   Revaluation capital .................................................................          333,199           333,135
   Accumulated deficit .................................................................         (441,953)         (432,960)
   Accumulated other comprehensive loss ................................................           (8,817)          (12,103)
                                                                                                ---------         ---------
Total stockholders' equity .............................................................           66,673            75,325
                                                                                                ---------         ---------
Total liabilities and stockholders' equity .............................................        $ 616,403         $ 601,216
                                                                                                =========         =========


                             See accompanying notes.

                                 PANAVISION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                                             -----------------------------------
                                                           POST-M&F PURCHASE POST-M&F PURCHASE  PRE-M&F PURCHASE
                                                           ----------------- -----------------  ----------------
                                                             NINE MONTHS      PERIOD FROM       PERIOD FROM     COMBINED NINE
                                                                ENDED          APRIL 20 TO      JANUARY 1 TO    MONTHS ENDED
                                                             SEPTEMBER 30,    SEPTEMBER 30,      APRIL 19,      SEPTEMBER 30,
                                                                 2002             2001             2001             2001*
                                                             -------------    -------------     ------------    -------------
OPERATING ACTIVITIES
Net loss ..............................................        $ (8,993)        $ (8,104)        $   (488)        $ (8,592)

Adjustments to derive net cash provided by operating
activities:
     Depreciation and amortization ....................          32,857           23,052           11,518           34,570
     (Gain) loss on sale of property and equipment ....          (1,066)             213             (798)            (585)
     Amortization of discount on subordinated notes ...           1,480            8,689            5,707           14,396
     Deferred income tax benefit ......................          (6,816)          (7,159)              --           (7,159)

     Changes in operating assets and liabilities:
         Accounts receivable ..........................          (8,945)           7,287             (207)           7,080
         Inventories ..................................            (604)            (738)              84             (654)
         Prepaid expenses and other current assets ....          (1,948)            (944)            (411)          (1,355)

         Accounts payable .............................          (3,237)            (233)          (1,335)           (1,568)

         Accrued liabilities ..........................           6,760           (2,355)          (2,831)          (5,186)

         Due to affiliates ............................          (1,705)              --               --               --
     Other, net .......................................          (1,401)          (3,682)             (14)          (3,696)
                                                               --------         --------         --------         --------
Net cash provided by operating activities .............           6,382           16,026           11,225           27,251

INVESTING ACTIVITIES
Capital expenditures ..................................         (19,874)          (8,875)         (10,462)         (19,337)

Proceeds from dispositions of fixed assets ............           2,319               --              780              780
                                                               --------         --------         --------         --------
Net cash used in investing activities .................         (17,555)          (8,875)          (9,682)         (18,557)

FINANCING ACTIVITIES
Borrowings under notes payable and credit agreement ...          32,226            7,200            6,700           13,900
Repayments of notes payable and credit agreement ......         (29,597)         (16,046)          (7,331)         (23,377)

Deferred financing costs ..............................          (1,656)              --               --               --
Proceeds from issuance of Preferred Series B Stock ....          10,000               --               --               --
Investment by Deluxe Laboratories, Inc. in EFILM, LLC .           5,000               --               --               --
                                                               --------         --------         --------         --------
Net cash provided by (used in) financing activities ...          15,973           (8,846)            (631)          (9,477)

Effect of exchange rate changes on cash ...............              90               76             (249)            (173)
                                                               --------         --------         --------         --------
Net increase (decrease) in cash and cash equivalents ..           4,890           (1,619)             663             (956)
Cash and cash equivalents at beginning of period ......           2,048            5,644            4,981            4,981
                                                               --------         --------         --------         --------
Cash and cash equivalents at end of period ............        $  6,938         $  4,025         $  5,644         $  4,025
                                                               ========         ========         ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid during the period .......................        $ 20,427         $ 11,109         $  9,184         $ 20,293
Income taxes paid during the period ...................        $  2,091         $  2,303         $  1,217         $  3,520

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES

In June 2002, the Company issued 49,199 shares of Preferred Series B Stock in exchange for $10,000 cash and $37,726 principal amount at maturity of Existing Notes plus unpaid accrued interest of $1,473. For the nine months ended September 30, 2002, an accreted dividend of $1,595 was recorded. In July 2002, the Company purchased Las Palmas Productions, Inc. from M&F Worldwide by issuing a $6.7 million note payable.

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

     M&F Worldwide accounted for the M&F Purchase as a purchase, and purchase accounting adjustments were pushed down to the Panavision financial statements for the period subsequent to April 19, 2001 (designated "Post-M&F Purchase"). The Panavision financial statements for the periods ended prior to April 19, 2001 were prepared using Panavision's historical basis of accounting and are designated as "Pre-M&F Purchase." Accordingly, the results of the Company for the Pre-M&F Purchase period and the Post-M&F Purchase period are not comparable.

     In connection with the M&F Purchase, the carrying values of Panavision's assets and liabilities were changed to reflect the fair values of the assets and liabilities as of the acquisition date to the extent of M&F Worldwide's 83.5% controlling interest. The remaining 16.5% is reported using Panavision's historical basis.

     As a result of the purchase price allocation, for assets and liabilities representing 83.5% of the totals, the following adjustments were recorded as of the acquisition date to adjust the historical carrying values (in thousands):

                                                                 INCREASE
                                                                (DECREASE)
                                                                ----------
     Property, plant and equipment ..........................    $ 40,783
     Goodwill ...............................................     260,070
     Tradename ..............................................      68,612
     Other ..................................................      (2,838)
     Long-term debt .........................................       3,847
     Deferred tax assets.....................................      15,553
     Deferred tax liabilities................................      45,134

     Certain shareholders of M&F Worldwide brought lawsuits against M&F Worldwide and its directors challenging the M&F Purchase as an alleged breach of fiduciary duty and seeking, among other things, rescission of the transaction. One of the shareholders dismissed his lawsuit pursuant to a settlement. On July 26, 2002, the remaining parties to that litigation entered into a Stipulation of Settlement. Pursuant to the Stipulation of Settlement, which has been approved by the court in which the litigation is pending, Mafco Holdings will acquire (1) the shares of the Company's Common Stock that M&F Worldwide purchased in April 2001, (2) the shares of the Company's Series A Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), that M&F Worldwide acquired in December 2001, (3) the 9 5/8% Senior Subordinated Discount Notes due 2006 (the "Existing Notes") that a subsidiary of M&F Worldwide acquired in November 2001, and (4) the note in the amount of $6.7 million (the "Las Palmas Note") that the Company issued to M&F Worldwide on its acquisition of the shares

                                 PANAVISION INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

of Las Palmas Productions, Inc. ("Las Palmas") (see Note 10). In addition, all agreements to which M&F Worldwide is a party entered into in connection with the M&F Purchase and the December 2001 issuance of the Series A Preferred Stock will be terminated. Thus, after consummation of the settlement, the Company will cease to be a subsidiary of M&F Worldwide, but Mafco Holdings will continue to indirectly control 85.7% of the voting shares in the Company. The Company does not expect that such settlement will have an impact on the recorded values of its assets or liabilities.

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

2.   INVENTORIES

     Inventories consist of the following (in thousands):

                                         SEPTEMBER 30, 2002   DECEMBER 31, 2001
                                         ------------------   -----------------
                                           (UNAUDITED)

    Finished goods....................        $ 2,599             $ 2,242
    Work-in-process...................            266                 162
    Component parts...................          1,415               1,583
    Spare parts and supplies..........          1,811               2,027
    Goods purchased for resale........          4,649               4,122
                                              -------             -------
                                              $10,740             $10,136
                                              =======             =======

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

     On June 14, 2002, the Company amended its Existing Credit Agreement to, among other things, allow the Company to (1) acquire the shares of Las Palmas from M&F Worldwide in exchange for the Las Palmas Note, (2) contribute the assets of Las Palmas and certain other assets owned by the Company to the newly-formed EFILM, LLC in exchange for 80% of its membership interests (see
Note 10) and (3) allow Deluxe Laboratories, Inc. to purchase 20% of the EFILM, LLC membership interests for $5 million. In addition, certain covenants were amended.

     At the closing of the M&F Purchase, Ronald O. Perelman, Mafco Holdings' sole shareholder, delivered a letter to M&F Worldwide in which Mr. Perelman agreed that, if M&F Worldwide determines in its good faith reasonable judgment that Panavision is unable to make required payments of principal or interest under its Existing Credit Agreement or its Existing Notes, he or corporations under his control will provide such financial support to M&F Worldwide as may be required by Panavision in connection with such payments of principal and interest. Pursuant to the Stipulation of Settlement discussed in Note 1, this letter agreement will be terminated.

     Effective September 30, 2002, the Company amended the Existing Credit Agreement to, among other things, reduce the minimum EBITDA the Company was required to achieve for the four fiscal quarters ending September 30, 2002 (the "Amendment"). This provision of the Amendment will expire on March 28, 2003.

     As a consequence of the Amendment, the Company is in compliance with the financial covenants under the Existing Credit Agreement for the period ending September 30, 2002. It is unlikely, however, that the Company will achieve the required EBITDA for the year ending December 31, 2002. As a result, and in accordance with the requirements of generally accepted accounting principles, the debt outstanding under the Existing Credit Agreement has been reclassified as a current liability on the Company's consolidated balance sheet. If the Company were unable to meet the minimum EBITDA for the year ending December 31, 2002, then in such event as early as January 2003 or, were the Company successful in achieving the minimum EBITDA, then upon expiration of the Amendment on March 28, 2003, the Company will be required to seek additional waivers or amendments of the covenants under the Existing Credit Agreement or, in the absence of such waivers or amendments, obtain other

                                 PANAVISION INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


sources of financing were the lenders under the Existing Credit Agreement unwilling to permit the debt to remain outstanding. Also, were the lenders unwilling to permit the debt under the Existing Credit Agreement to remain outstanding, then the holders of the Existing Notes would have a similar right to demand repayment. Although the lenders under the Existing Credit Agreement have accommodated the Company to date and the Company believes that the lenders will continue to do so, there can be no assurance that they will continue to do so nor can there be any assurance that the Company could successfully effect any alternate financing.

     The Amendment also provides that it is an event of default if (i) by February 1, 2003, an affiliate of the Company fails to make a cash equity contribution to the Company in the amount of the interest due February 1, 2003 on Existing Notes held by affiliates of the Company on that date or (ii) by March 28, 2003, the Existing Credit Agreement is not refinanced or the debt of the Company reduced, in either case by an amount acceptable to the lenders under the Existing Credit Agreement, or an affiliate of the Company fails to make a cash equity contribution to the Company in the amount of the interest which was due on February 1, 2003 on Existing Notes held by non-affiliates of the Company on that date. Mafco Holdings has agreed to make, on appropriate terms, the required cash equity contributions to the Company.

     Although there can be no assurance, the Company expects that cash flows from operations, borrowings under the Existing Credit Agreement, cash equity contributions from Mafco Holdings and advances from affiliates will be sufficient to enable the Company to meet its anticipated cash requirements through March 28, 2003, including for operating expenses, working capital, capital expenditures, further investment in EFILM, LLC and scheduled debt service requirements.

5.   ISSUANCE OF SERIES B PREFERRED STOCK

     As discussed above, on June 28, 2002, the Company issued 49,199 shares of Series B Preferred Stock to Mafco Holdings. The Series B Preferred Stock is non-voting, has a liquidation preference of $49.2 million plus accrued and unpaid dividends, and entitles its holders to cumulative dividends at a rate of 10% per annum. The terms of the Series B Preferred Stock indicate that such stock may be redeemed by the Company, as its option, at any time at a price of $1,000 per share, plus accrued and unpaid dividends. Since a subsidiary of Mafco Holdings maintains the majority shareholder vote of the Company, the Series B Preferred Stock is deemed to be redeemable at the option of Mafco Holdings and is, accordingly, classified outside of permanent equity in the accompanying Condensed Consolidated Balance Sheets.

     The issuance of the Series B Preferred Stock was recorded at its redemption value (which management believes approximates fair value), net of $323,000 of transaction costs. Because the Series B Preferred Stock is redeemable at the option of Mafco Holdings as described above, the Company is required to carry the Series B Preferred Stock at its redemption value. The Company recorded an accreted dividend of $1,295,000 during the quarter ended September 30, 2002 in accordance with the terms of the Series B Preferred Stock.

6.   ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

Goodwill and Other Intangible Assets

     The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") as of January 1, 2002. Amortization of goodwill was discontinued as of January 1, 2002. In addition, the Company's tradename was determined to have an indefinite useful life and, therefore, amortization of this asset was also discontinued as of January 1, 2002.

                                 PANAVISION INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The Company performed impairment tests relating to its tradename and goodwill during the first and second quarters of 2002, respectively, and no impairment was determined as a result of these tests. The Company will perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002. A reconciliation of reported net loss to net loss adjusted to reflect the impact of the discontinuance of the amortization of goodwill and tradename for the three and nine months ended September 30, 2001 is as follows (in thousands):

                                         THREE MONTHS          NINE MONTHS
                                             ENDED                ENDED
                                       SEPTEMBER 30, 2001   SEPTEMBER 30, 2001
                                       ------------------   -------------------
Reported net loss...................   $           (8,222)  $            (8,592)
Add back:  Goodwill and
           tradename amortization...                3,334                 5,924
                                       ------------------   -------------------
Adjusted net loss...................   $           (4,888)  $            (2,668)
                                       ===================  ====================

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

                                 PANAVISION INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.   GEOGRAPHICAL INFORMATION

     The following table presents certain financial information by geographic region (in thousands):

                                     ------------ ------------- ------------ ------------ -------------
THREE MONTHS ENDED                      NORTH                      ASIA
SEPTEMBER 30, 2002                     AMERICA       EUROPE       PACIFIC     CORPORATE      TOTAL
                                     ------------ ------------- ------------ ------------ -------------
Revenue from
  external customers...........      $   28,643   $   17,419    $    6,400   $        -   $   52,462
Intersegment revenue...........           4,092        1,023             -            -        5,115
Operating income (loss)........          11,697         (972)          995       (2,025)       9,695

                                     ------------ ------------- ------------ ------------ -------------
THREE MONTHS ENDED                      NORTH                      ASIA
SEPTEMBER 30, 2001                     AMERICA       EUROPE       PACIFIC     CORPORATE      TOTAL
                                     ------------ ------------- ------------ ------------ -------------
Revenue from
  external customers...........      $   19,000   $   14,633    $    4,328   $        -   $   37,961
Intersegment revenue...........           2,048        1,155             -            -        3,203
Operating income (loss)........           2,983       (1,378)           32       (3,875)      (2,238)

                                     ------------ ------------- ------------ ------------ -------------
NINE MONTHS ENDED                       NORTH                      ASIA
SEPTEMBER 30, 2002                     AMERICA       EUROPE       PACIFIC     CORPORATE      TOTAL
                                     ------------ ------------- ------------ ------------ -------------
Revenue from
  external customers...........      $   72,454   $   49,160    $   19,747   $        -   $  141,361
Intersegment revenue...........          11,270        3,049             -            -       14,319
Operating income (loss)........          18,466       (3,571)        3,746       (3,383)      15,258

                                     ------------ ------------- ------------ ------------ -------------
NINE MONTHS ENDED                       NORTH                      ASIA
SEPTEMBER 30, 2001                     AMERICA       EUROPE       PACIFIC     CORPORATE      TOTAL
                                     ------------ ------------- ------------ ------------ -------------
Revenue from
  external customers...........      $   79,245   $   51,233    $   16,512   $        -   $  146,990
Intersegment revenue...........          10,457        3,460             -            -       13,917
Operating income (loss)........          28,769       (2,576)        2,051       (8,625)      19,619

     The accounting policies of the geographic regions are the same as those described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's 2001 Annual Report on Form 10-K.

8.   COMPREHENSIVE LOSS

     For the quarters ended September 30, 2002 and 2001, comprehensive loss amounted to $(13,000) and $(7,224,000), respectively. For the nine months ended September 30, 2002 and 2001, comprehensive loss amounted to $(5,707,000) and $(11,422,000) respectively. The difference between net income (loss) and comprehensive loss relates to the change in the Company's foreign currency translation adjustments.

9.   NET LOSS PER SHARE

     For the three and nine months ended September 30, 2002 and 2001, the basic and diluted per share data is based on the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares, consisting of outstanding stock options and warrants, are not included in the diluted loss per share calculation since they are antidilutive.

                                 PANAVISION INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share information):


                                                                               POST-M&F PURCHASE
                                                                  --------------------------------------------
                                                                              THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                  --------------------------------------------
                                                                           2002                   2001
                                                                  ----------------------  --------------------
Numerator:
    Net income (loss).........................................         $       700            $  (8,222)
    Accreted dividends on Redeemable Series B
      Preferred Stock.........................................              (1,295)                   -
                                                                       -----------             --------
    Numerator for basic and diluted loss per share -
      net loss attributable to common stockholders............         $      (595)           $  (8,222)
                                                                       ===========             ========

Denominator:
    Denominator for basic loss per share -
      weighted average shares.................................               8,770                8,770
    Effect of dilutive securities -
      stock options and warrants..............................                  -                     -
                                                                       -----------             --------
    Denominator for diluted loss per share -
      adjusted weighted average shares........................               8,770                8,770
Basic loss per share..........................................         $     (0.07)            $  (0.94)
                                                                       ===========             ========
Diluted loss per share........................................         $     (0.07)            $  (0.94)
                                                                       ===========             ========

                                 PANAVISION INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                                                 NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                                             ----------------------------------------------
                                                          POST-M&F PURCHASE     POST-M&F PURCHASE     PRE-M&F PURCHASE
                                                       --------------------------------------------------------------------
                                                            NINE MONTHS            PERIOD FROM           PERIOD FROM
                                                               ENDED               APRIL 20 TO          JANUARY 1 TO
                                                         SEPTEMBER 30, 2002    SEPTEMBER 30, 2001      APRIL 19, 2001
                                                       --------------------------------------------------------------------
Numerator:
   Net loss..........................................       $   (8,993)           $    (8,104)           $     (488)
   Accreted dividends on Redeemable Series B
     Preferred Stock.................................           (1,595)                     -                     -
                                                            ----------             ----------            ----------
   Numerator for basic and diluted loss per share -
     net loss attributable to common stockholders....       $  (10,588)           $    (8,104)           $     (488)
                                                            ==========             ==========            ==========

Denominator:
   Denominator for basic loss per share -
     weighted average shares.........................            8,770                  8,770                 8,770
   Effect of dilutive securities -
     stock options and warrants......................                -                     -                      -
                                                            ----------             ----------            ----------
   Denominator for diluted loss per share -
     adjusted weighted average shares................            8,770                  8,770                 8,770
Basic loss per share.................................       $    (1.21)            $    (0.92)           $    (0.06)
                                                            ==========             ==========            ==========
Diluted loss per share...............................       $    (1.21)            $    (0.92)           $    (0.06)
                                                            ==========             ==========            ==========


10.  EFILM, LLC

     From July 2, 2001 through July 1, 2002, the Company managed EFILM, a laboratory providing digital processing services to the motion picture and television industries, pursuant to various lease and secondment agreements with Las Palmas. On July 2, 2002, the Company acquired the shares of Las Palmas from M&F Worldwide in exchange for a Note in the amount of $6.7 million plus interest at 10% per annum, payable on September 30, 2005 or upon refinancing of the Existing Credit Agreement (the "Las Palmas Note"). Since the Company and Las Palmas are under common control, the transaction was accounted for at historical cost in a manner similar to that of a pooling of interests. The prior periods were not restated to give effect to Las Palmas since the impact was not material. Immediately following the acquisition, the Company contributed the assets of Las Palmas and certain other assets owned by the Company to the newly formed EFILM, LLC in exchange for 80% of its membership interests. At the same time, Deluxe Laboratories, Inc. purchased 20% of the EFILM, LLC membership interests for $5 million. The Company maintains a controlling interest and therefore consolidates the results of EFILM, LLC. The accompanying Condensed Consolidated Statements of Operations include the results of EFILM, LLC from July 2, 2002. Minority interest, representing Deluxe Laboratories, Inc.'s equity in ownership of EFILM, LLC, is included in Other Liabilities in the accompanying Condensed Consolidated Balance Sheets.

11.  OTHER MATTERS

     On August 5, 2002, the New York Stock Exchange ceased listing the Company's Common Stock, which now trades over the counter under the ticker symbol PVIS.OB.

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

     The Company's lighting rental operations generate revenue through the rental of lighting, lighting grip, transportation and distribution equipment, as well as mobile generators, which are all used in the production of feature films, television programs, commercials and other events. The Company owns and operates lighting rental facilities in the United Kingdom, Canada and Australia. Revenue generated by Lee Lighting, the Company's lighting rental facility located in the United Kingdom, generates the majority of the Company's lighting rental operations revenue.

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

     On July 26, 2002, the parties to pending litigation brought by M&F Worldwide shareholders entered into a Stipulation of Settlement. Pursuant to the Stipulation of Settlement, which has been approved by the court in which the litigation is pending, Mafco Holdings will acquire (1) the shares of the Company's Common Stock that M&F Worldwide purchased in April 2001, (2) the shares of the Company's Series A Preferred Stock that M&F Worldwide acquired in December 2001, (3) the Existing Notes that a subsidiary of M&F Worldwide acquired in November 2001, and (4) the Las Palmas Note. In addition, all agreements to which M&F Worldwide is a party entered into in connection with the M&F Purchase and the December 2001 issuance of the Series A Preferred Stock will be terminated. Thus, after consummation of the settlement, Panavision will cease to be a subsidiary of M&F Worldwide, but Mafco Holdings will continue to indirectly control 85.7% of the voting shares of the Company.

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

                                 PANAVISION INC.

  QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2001

CAMERA RENTAL OPERATIONS

     Camera rental revenue for the third quarter of 2002 was $33.4 million. Revenue increased $10.2 million, or 44.0%, compared to the third quarter of 2001. The increase was primarily due to the resumption to a more normal feature film production environment in the third quarter of 2002, as compared to an unusually low level of worldwide feature film productions in the third quarter of 2001.

     Cost of camera rental for the third quarter of 2002 was $15.5 million, an increase of $1.4 million, or 9.9% from the third quarter of 2001. The 2002 costs included approximately $0.8 million of additional depreciation resulting from the fair value adjustments arising from the M&F Purchase in April 2001.

LIGHTING RENTAL OPERATIONS

     Lighting rental revenue for the third quarter of 2002 was $8.5 million. Revenue increased $2.1 million, or 32.8%, as compared to the third quarter of 2001. The increase reflects stronger feature film revenues in the U.K. and Australia.

     Cost of lighting rental for the third quarter of 2002 was $6.8 million, an increase of $0.8 million, or 13.3%, from the third quarter of 2001. This change reflects increased costs associated with the revenue growth.

SALES AND OTHER

     Sales and other revenue in the third quarter of 2002 increased $2.3 million, or 27.7%, from the third quarter of 2001. The increase reflects higher lighting filter and expendable sales worldwide and additional revenue generated by EFILM.

     Cost of sales and other for the third quarter of 2002 increased $1.5 million, or 32.6%, as compared to the third quarter of 2001. The increase is primarily due to additional costs associated with EFILM's operation and higher lighting filter and expendable sales.

OPERATING COSTS

     Selling, general and administrative expenses for the third quarter of 2002 were $13.5 million, a decrease of $0.8 million, or 5.6%, as compared to the third quarter of 2001. The decrease was primarily due to the elimination of approximately $3.3 million of goodwill and tradename amortization resulting from the company's adoption of SFAS 142 on January 1, 2002. The reductions were offset by approximately $1.1 million of additional costs associated with EFILM's operation and other items.

     Research and development expenses for the third quarter of 2002 were $0.8 million, a decrease of $0.4 million, or 33.3%, as compared to the third quarter of 2001. The decrease was primarily due to cost control programs, including headcount reductions.

INTEREST, TAXES AND OTHER

     Net interest expense for the third quarter of 2002 was $8.0 million, a decrease of $1.6 million, or 16.7%, as compared to the third quarter of 2001. The decrease primarily reflects lower interest rates and debt levels as compared to the third quarter of 2001.

     Foreign exchange gain for the third quarter of 2002 was $0.5 million, down $0.2 million, or 28.6%, from the third quarter of 2001. This change is primarily due to the effect of the fluctuating British Pound rate on U.S. Dollar-denominated payable balances held in the U.K.

                                 PANAVISION INC.

     The tax provision was $1.6 million for the quarter ended September 30, 2002, as opposed to a tax benefit of $2.6 million for the quarter ended September 30, 2001. This change is due to domestic operations, which generated an income tax provision of $0.2 million in the third quarter of 2002, as opposed to domestic operations that generated an income tax benefit of $3.0 million in the third quarter of 2001. Additionally, the Company's foreign operations generated an income tax provision of $1.4 million in the third quarter of 2002, as compared to an income tax provision of $0.4 million in the third quarter of 2001. See Notes 2 and 6 of the Notes to Consolidated Financial Statements included in the Company's 2001 Annual Report on Form 10-K for a discussion of the Company's Tax Sharing Agreements.


          NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS
                            ENDED SEPTEMBER 30, 2001

CAMERA RENTAL OPERATIONS

     Camera rental revenue for the nine months ended September 30, 2002 was $88.8 million. Revenue decreased $9.5 million or 9.7%, compared to the nine months ended September 30, 2001. The decline reflects substantially lower feature film production as compared to a robust feature film environment in the first half of 2001. The strong feature film environment in 2001 occurred in anticipation of the possibility of mid-year strikes by the Writers Guild of America and Screen Actors Guild. Both of the labor negotiations were concluded at the end of the second quarter of 2001 without any labor disruption. The lower revenue also reflects a reduction in revenue generated by a lower level of Movies of the Week. Revenue generated from television commercials remains weak worldwide.

     Cost of camera rental for the nine months ended September 30, 2002 was $45.9 million, an increase of $1.4 million, or 3.1% from the nine months ended September 30, 2001. The 2002 costs include approximately $2.6 million of additional depreciation resulting from the fair value adjustments arising from the M&F Purchase, offset by the impact of cost reductions achieved in 2002.

LIGHTING RENTAL OPERATIONS

     Lighting rental revenue for the nine months ended September 30, 2002 was $24.7 million, an increase of $1.3 million, or 5.6%, compared to the nine months ended September 30, 2001. The increase reflects strong feature revenue in the U.K. and Australia.

     Cost of lighting rental for the nine months ended September 30, 2002 was $19.9 million, an increase of $0.4 million, or 2.1%, from the nine months ended September 30, 2001.

SALES AND OTHER

     Sales and other revenue in the nine months ended September 30, 2002 was $27.9 million, an increase of $2.6 million, or 10.3%, from the nine months ended September 30, 2001. The increase primarily reflects the revenue generated by EFILM, which the Company began operating in the third quarter of 2001.

     Cost of sales and other for the nine months ended September 30, 2002 were $17.1 million, an increase of $3.2 million, or 23.0%, as compared to the nine months ended September 30, 2001. The increase is primarily due to additional costs associated with EFILM's operation.

OPERATING COSTS

     Selling, general and administrative expenses for the nine months ended September 30, 2002 were $40.0 million, a decrease of $5.1 million, or 12.0%, as compared to the nine months ended September 30, 2001. The decrease was primarily due to worldwide cost reductions and the elimination of approximately $5.7 million of goodwill and

                                 PANAVISION INC.

tradename amortization resulting from the company's adoption of SFAS 142 on January 1, 2002. The reductions were offset by approximately $3.0 million of additional costs associated with EFILM's operation and $0.6 million of compensation charges recorded in Canada.

     Research and development expenses for the nine months ended September 30, 2002 were $3.2 million, a decrease of $1.1 million, or 25.6%, from the nine months ended September 30, 2001. The decrease was primarily due to cost control programs, including headcount reductions.

INTEREST, TAXES AND OTHER

     Net interest expense for the nine months ended September 30, 2002 was $25.1 million, a decrease of $7.8 million, or 23.7%, as compared to the nine months ended September 30, 2001. The decrease primarily reflects lower interest rates and debt levels as compared to the nine months ended September 30, 2001.

     Foreign exchange gain for the nine months ended September 30, 2002 was $0.7 million, as compared to a $0.3 million loss for the nine months ended September 30, 2001. This change is primarily due to the effect of the fluctuating British Pound rate on U.S. Dollar-denominated payable balances held in the U.K.

     Refinancing expense of $4.5 million for the nine months ended September 30, 2002 reflects costs incurred in connection with the Company's discontinued offering of secured notes and bank refinancing. These costs include $2.2 million of charges, primarily consisting of professional fees incurred in connection with the Company's refinancing and lenders' fees of $2.9 million paid in accordance with the March Amendment. Such charges were offset by a gain of approximately $0.6 million associated with the $37.7 million principal amount at maturity of Existing Notes that were cancelled on June 28, 2002.

     The tax benefit was $3.7 million for the nine months ended September 30, 2002, as compared to a tax benefit of $4.0 million for the nine months ended September 30, 2001. This change is due to domestic operations, which generated an income tax benefit of $6.5 million in the nine months ended September 30, 2002, as compared to $6.8 million in the nine months ended September 30, 2001. Additionally, the Company's foreign operations generated an income tax provision of $2.8 million in the nine months ended September 30, 2002, unchanged as compared to the nine months ended September 30, 2001. See Notes 2 and 6 of the Notes to Consolidated Financial Statements included in the Company's 2001 Annual Report on Form 10-K for a discussion of the Company's Tax Sharing Agreements.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain information from the Company's Condensed Consolidated Statements of Cash Flows for the periods indicated (in thousands):

                                                                        NINE MONTHS
                                                                     ENDED SEPTEMBER 30,
                                                               -------------------------------
                                                                    2002             2001
                                                               ---------------  --------------
     Net cash provided by (used in):
     Operating activities..................................    $     6,382      $    27,251
     Investing activities..................................        (17,555)         (18,557)
     Financing activities..................................         15,973           (9,477)

     Cash provided by operating activities for the nine months ended September 30, 2002, totaled $6.4 million comprised of the net loss of $9.0 million, adjusted for depreciation and amortization of $32.9 million and the amortization of the discount on the Existing Notes of $1.5 million, offset by the net change in working capital (excluding cash) and other miscellaneous items totaling $19.0 million, which includes the repurchase of minority

                                 PANAVISION INC.

ownership interests in the Company's Canadian subsidiary for approximately $2.1 million. Total investing activities of $17.6 million included $19.9 million of capital expenditures, offset by $2.3 million in proceeds received from the disposition of fixed assets. Capital expenditures were primarily used to manufacture camera rental systems and accessories, purchase lighting equipment and expand EFILM's operation. Cash provided by financing activities was $16.0 million, reflecting borrowings of $32.2 million, repayments of $29.6 million under the Existing Credit Agreement, deferred financing costs of $1.6 million, the issuance of Series B Preferred Stock for $10.0 million in cash and the $5.0 million investment by Deluxe Laboratories, Inc. in EFILM, LLC.

     Cash provided by operating activities for the nine months ended September 30, 2001, totaled $27.3 million comprised of the net loss of $8.6 million, adjusted for depreciation and amortization of $34.6 million and the amortization of the discount on the Notes of $14.4 million, offset by the net change in working capital (excluding cash) and other miscellaneous items totaling $13.1 million. Total investing activities of $18.6 million included $19.3 million of capital expenditures, offset by $0.7 million in proceeds received from the disposition of fixed assets. The majority of the capital expenditures were used to manufacture camera rental systems and accessories. Cash used in financing activities was $9.5 million, primarily reflecting a decrease in net borrowings under the Credit Agreement.

     As of September 30, 2002, amounts outstanding under the Existing Credit Agreement were $180.8 million and $99.2 million for the term facilities and revolving facility, respectively. The revolver is a 6-year facility with a maximum aggregate principal amount of $100.0 million. As of September 30, 2002, the Company also had outstanding subordinated notes of approximately $155.7 million (exclusive of a step-up in basis of $2.1 million recorded in connection with the M&F Purchase).

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

     On June 14, 2002, the Company amended its Existing Credit Agreement to, among other things, allow the Company to (1) acquire the shares of Las Palmas from M&F Worldwide in exchange for the Las Palmas Note, (2) contribute the assets of Las Palmas and certain other assets owned by the Company to the newly-formed EFILM, LLC in exchange for 80% of its membership interests and (3) allow Deluxe Laboratories, Inc. to purchase 20% of the EFILM, LLC membership interests for $5 million. In addition, certain covenants were amended.

     Effective September 30, 2002, the Company amended the Existing Credit Agreement to, among other things, reduce the minimum EBITDA the Company was required to achieve for the four fiscal quarters ending September 30, 2002 (the "Amendment"). This provision of the Amendment will expire on March 28, 2003.

                                 PANAVISION INC.


     As a consequence of the Amendment, the Company is in compliance with the financial covenants under the Existing Credit Agreement for the period ending September 30, 2002. It is unlikely, however, that the Company will achieve the required EBITDA for the year ending December 31, 2002. As a result, and in accordance with the requirements of generally accepted accounting principles, the debt outstanding under the Existing Credit Agreement has been reclassified as a current liability on the Company's consolidated balance sheet. If the Company were unable to meet the minimum EBITDA for the year ending December 31, 2002, then in such event as early as January 2003 or, were the Company successful in achieving the minimum EBITDA, then upon expiration of the Amendment on March 28, 2003, the Company will be required to seek additional waivers or amendments of the covenants under the Existing Credit Agreement or, in the absence of such waivers or amendments, obtain other sources of financing were the lenders under the Existing Credit Agreement unwilling to permit the debt to remain outstanding. Also, were the lenders unwilling to permit the debt under the Existing Credit Agreement to remain outstanding, then the holders of the Existing Notes would have a similar right to demand repayment. Although the lenders under the Existing Credit Agreement have accommodated the Company to date and the Company believes that the lenders will continue to do so, there can be no assurance that they will continue to do so nor can there be any assurance that the Company could successfully effect any alternate financing.

     The Amendment also provides that it is an event of default if (i) by February 1, 2003, an affiliate of the Company fails to make a cash equity contribution to the Company in the amount of the interest due February 1, 2003 on Existing Notes held by affiliates of the Company on that date or (ii) by March 28, 2003, the Existing Credit Agreement is not refinanced or the debt of the Company reduced, in either case by an amount acceptable to the lenders under the Existing Credit Agreement, or an affiliate of the Company fails to make a cash equity contribution to the Company in the amount of the interest which was due on February 1, 2003 on Existing Notes held by non-affiliates of the Company on that date. Mafco Holdings has agreed to make, on appropriate terms, the required cash equity contributions to the Company.

     Although there can be no assurance, the Company expects that cash flows from operations, borrowings under the Existing Credit Agreement, cash equity contributions from Mafco Holdings and advances from affiliates will be sufficient to enable the Company to meet its anticipated cash requirements through March 28, 2003, including for operating expenses, working capital, capital expenditures, further investment in EFILM, LLC and scheduled debt service requirements.

    Panavision is a holding company whose principal material asset is the ownership interest in its subsidiaries. Panavision's principal business operations are conducted by its subsidiaries. Accordingly, Panavision's source of cash to pay its obligations is expected to be distributions with respect to its ownership interests in its subsidiaries. There can be no assurance that Panavision's subsidiaries will generate sufficient cash flow to pay dividends or distribute funds to Panavision or that applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, will permit such dividends or distributions.

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q for the period ended September 30, 2002, as well as certain of the Company's other public documents and statements and oral statements contain forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of its critical accounting policies included in the Company's 2001 Annual Report on Form 10-K.

     In addition to factors described in the Company's Securities and Exchange Commission filings and others, the following factors could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (a) a significant reduction in the number of feature film, commercial and

                                 PANAVISION INC.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company manages its exposure to these market risks through its regular operating and financing activities. Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 presents quantitative and qualitative disclosures about market risk as of December 31, 2001. There have been no material changes in this disclosure as of September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer (who are its principal executive officer and principal financial officer, respectively) have within 90 days prior to the filing date of this report (the "Evaluation Date"), evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c) and 15d-14(c)). Based upon such evaluation, the Company has concluded that such disclosure controls and procedures are generally effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and that such information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding disclosure.

     The Company's Chief Executive Officer and Chief Financial Officer have determined that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

                                 PANAVISION INC.

                                     PART II


ITEM 1.    LEGAL PROCEEDINGS

           No material legal proceedings are pending.


ITEM 2.    CHANGES IN SECURITIES

           There were no modifications made to the rights of holders of any class of securities during the quarter ended September 30, 2002.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           There were no events of default upon senior securities during the quarter ended September 30, 2002.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           There were no matters submitted to a vote of security holders during the third quarter of 2002.


ITEM 5.    OTHER INFORMATION

           No additional information need be presented.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

4.10 Fifth Amendment, dated as of September 30, 2002, to the Credit Agreement among Panavision Inc., the several lenders named therein, Credit Suisse First Boston, as documentation agent, and JPMorgan Chase Bank, as administrative agent.

99.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) Current report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 contained on Form 8-K filed on August 14, 2002.

                                 PANAVISION INC.

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                       PANAVISION INC.



Date:      November 14, 2002           By:          /S/ JOHN S. FARRAND
      -------------------------            -----------------------------------
                                                      John S. Farrand
                                            President, Chief Executive Officer
                                                       and Director



Date:      November 14, 2002           By:         /S/ BOBBY G. JENKINS
      -------------------------            -----------------------------------
                                                     Bobby G. Jenkins
                                               Executive Vice President and
                                                 Chief Financial Officer

                                 PANAVISION INC.

                                  CERTIFICATION

I, John S. Farrand, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Panavision Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
     -------------------

                                                By:    /S/ JOHN S. FARRAND
                                                    --------------------------
                                                Name:  John S. Farrand
                                                Title: President, Chief
                                                       Executive Officer
                                                       and Director

                                 PANAVISION INC.

                                  CERTIFICATION

I, Bobby G. Jenkins, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Panavision Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002
     -------------------

                                                By:    /S/ BOBBY G. JENKINS
                                                    --------------------------
                                                Name:  Bobby G. Jenkins
                                                Title: Executive Vice President
                                                       and Chief Financial
                                                       Officer