Form 10-K
period 2002-12-31
PANAVISION INC
filed 2003-03-28
CIK 1022911

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______
                        Commission file number: 001-12391

                              -------------------

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

        TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
           Common Stock                                  NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer
(as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes    No  X
                                                                      ---   ----

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the NYSE) on June 28, 2002 was approximately $3.9 million. As of March 27, 2003, there were 8,769,919 shares of Panavision Inc. Common Stock outstanding.

         Portions of the registrant's 2003 definitive proxy statement, issued in connection with the annual meeting of stockholders, are incorporated by reference in Part III of this Form 10-K.

         THIS FORM 10-K IS BEING DISTRIBUTED TO STOCKHOLDERS IN LIEU OF A SEPARATE ANNUAL REPORT.

                                 PANAVISION INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                                                                     PAGE
                                                                                                     ----
                                     PART I

Item 1        Business...........................................................................      1

Item 2        Properties.........................................................................     10

Item 3        Legal Proceedings..................................................................     10

Item 4        Submission of Matters to a Vote of Security Holders................................     11



                                     PART II

Item 5        Market for Registrant's Common Equity and Related Stockholder Matters..............     11

Item 6        Selected Financial Data............................................................     12

Item 7        Management's Discussion and Analysis of Financial Condition and
              Results of Operations..............................................................     14

Item 7A       Quantitative and Qualitative Disclosures About Market Risk.........................     25

Item 8        Financial Statements and Supplementary Data........................................     26

Item 9        Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure...........................................................     26



                                    PART III

Item 10       Directors and Executive Officers of the Registrant.................................      *

Item 11       Executive Compensation.............................................................      *

Item 12       Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters................................................................      *

Item 13       Certain Relationships and Related Transactions.....................................      *

Item 14       Controls and Procedures............................................................     26



                                     PART IV

Item 15       Exhibits, Financial Statement Schedules and Reports on Form 8-K....................     27


----------
* Incorporated by reference from the Panavision Inc. 2003 Proxy Statement.

                                     PART I
ITEM 1.  BUSINESS

BUSINESS OVERVIEW

     Panavision Inc. (the "Company" or "Panavision") is a leading designer, manufacturer and supplier of high precision camera systems, comprising cameras, lenses and accessories, for the motion picture and television industries. Panavision camera systems have been widely used in the filming of major motion pictures over the last several decades, including the recent box office hits SPIDERMAN, MY BIG FAT GREEK WEDDING, MEN IN BLACK II, AUSTIN POWERS IN GOLDMEMBER and HARRY POTTER AND THE CHAMBER OF SECRETS. The Company is also a leading supplier of camera equipment to U.S. prime time episodic or "series" television productions shot on film or with high definition equipment, such as THE WEST WING, E.R., FRASIER, THE SOPRANOS and FRIENDS. Panavision is also a major provider of camera systems to the television commercial market in North America, Europe and the Asia Pacific region.

     The Company believes that its position as an industry leader results from its broad range of technologically superior and innovative products, its long-standing collaborative relationships with filmmakers and studios, its dedication to customer service, the breadth of its camera and lens equipment inventory and its unique worldwide distribution network. Panavision is also the only supplier of cinematography equipment that manufactures a complete camera system incorporating its own proprietary prime and zoom lenses, the most critical components of a camera system. The Company is also the only major manufacturer of cameras and lenses that is located near Hollywood. In contrast, Panavision's manufacturing competitors are located primarily in Europe and sell their products to rental companies, which then rent the equipment to the ultimate user.

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

     In addition to manufacturing and renting camera systems, the Company also has rental operations providing lighting, lighting grip, cranes, power distribution, generation and related transportation equipment. These operations include Lee Lighting, the largest lighting rental company in the United Kingdom, as well as other owned-and-operated facilities in Toronto, Canada and Australia. Recently, Lee Lighting supplied the lighting needs of such major films as HARRY POTTER AND THE CHAMBER OF SECRETS, TOMB RAIDER and GLADIATOR. The Company also manufactures and sells lighting filters and other color-correction and diffusion filters through its Lee Filters operation.

     Panavision believes it is well-positioned to take advantage of the emerging markets for the capture of images in digital format and the use of digital technologies for post-production work. See "- Market Overview - Digital" for a description of the digital market. Panavision offers a complete state-of-the-art high definition digital camera system comprised of a modified version of Sony's 24P CINEALTA(TM) high definition digital camera, coupled with Panavision's specially designed PRIMO DIGITAL(R) lenses and other accessories for use in the motion picture and television industries. Panavision obtains the Sony high definition camera through DHD Ventures, LLC ("DHD Ventures"), a joint venture established in July 2000 between Panavision and Sony Electronics Inc. ("Sony"). The Sony/Panavision system has been used on a variety of feature films, series television programs and commercials, including the feature films STAR WARS EPISODE II: ATTACK OF THE CLONES and ALI, as well as the television series ACCORDING TO JIM and M.D.'S, which won a recent award from the American Society of Cinematographers.

     Panavision also believes it is well positioned in the post-production segment of the digital market with the Company's EFILM operation. Using proprietary software that Panavision believes distinguishes EFILM from its competitors, EFILM provides digital laboratory services, including high-resolution scanning of film, digital color timing, laser film recording of digital video and high definition images to film and digital mastering to major film studios, independent filmmakers, advertisers, animators, large format filmmakers and restoration clients. The Company's services include Vfx scanning and recoding, tape-to-film ranging from DV to 24P HD, large format services ranging from 5 to 15 perforations and true 2K and higher digital mastering of full length feature films. In 2002, the Company and Deluxe Laboratories, Inc. ("Deluxe") formed EFILM, LLC, which now operates EFILM. The Company holds an 80% membership interest in EFILM, LLC and Deluxe holds the remaining 20%. EFILM has worked on such films as XXX, 8 MILE, FRIDA, BLUE CRUSH and SPY KIDS II.

     Panavision was incorporated in Delaware in 1990. Predecessors of Panavision have been engaged in the design and manufacturing of cinematography equipment since 1954. The Company's principal executive office is located at 6219 De Soto Avenue, Woodland Hills, California 91367, and its telephone number is (818) 316-1000.

     Approximately 85.7% of the Company's voting stock is owned by PX Holding Corporation ("PX Holding"), a wholly owned subsidiary of Mafco Holdings Inc. ("Mafco Holdings").

MARKET OVERVIEW

     The demand for cinematographic equipment is driven by the number and complexity of feature films, television programs and commercials being produced. Increases in the number of action films and special effects in feature film and television productions increase the range and volume of equipment required and lengthen the rental period. Increases in the number of television networks and channels and in the networks' demand for original programming also drive the increased use of camera systems.

     FEATURE FILMS

     Panavision views feature films in two categories: major studio features and independent features. Major studio features are typically large-budget productions originated by major studios requiring a greater range and volume of camera and lighting equipment, thus providing greater revenue potential for the Company. The average feature film rental is for 10 to 12 weeks. The camera and lighting rental revenue potential from feature films is dependent on the number and types of productions filmed in any given year. Panavision has been established for many years as the market leader in this segment, providing equipment to the majority of major studio feature film productions worldwide.

     EPISODIC TELEVISION

     The episodic or "series" television market in North America is comprised primarily of dramas, situation comedies and action programs, which are aired in both prime and non-prime time slots. These programs are broadcast on the major television networks as well as on cable networks. The average series television program rental is for 22 weeks. Panavision has been established for many years as the market leader, supplying equipment to the majority of U.S. prime time network series television productions produced on film or digitally. The Company believes it will continue to be a strong supplier to this market as it continues to offer its customized equipment and dedicated service designed for television production which it believes provides both economic and qualitative benefits to its customers.

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

     DIGITAL

      The production of feature films involves three distinct phases: (1) image capture; (2) post-production; and (3) distribution/exhibition.

         IMAGE CAPTURE. Image capture refers to the recording of images in a camera. Currently, major theatrical productions are predominantly captured on 35mm film, although with recent advancements in digital equipment, digital capture may become more prevalent in the future. Since the camera lens is the most important factor in image quality, the Company believes that the superior quality of its PRIMO DIGITAL(R) lenses that it couples with Sony's 24P CINEALTA(TM) high definition digital camera it currently offers to the motion picture and television industries positions the Company to compete effectively if digital becomes the capture medium of choice.

         POST-PRODUCTION. At the conclusion of production, the captured images are then processed in a variety of steps including color timing, the insertion of digital effects, and titling. The post-production phase has traditionally been a chemical laboratory process, but this may change over time with the advent of the digital intermediate. In the digital intermediate process, film negatives are scanned into a computer using high resolution scanning equipment and remains in the digital format throughout the post-production process. This method provides a significant improvement in the quality of theatrical release prints because when the images are converted to a digital format the print does not suffer the significant degradation that occurs in the traditional film laboratory chemical process. EFILM's use of the digital intermediate process on both 35mm negatives and digital material and its relationship with Deluxe position the Company to take advantage of the growing post-production segment of the digital market.

         DISTRIBUTION/EXHIBITION. The exhibition phase refers to the medium used to transfer and show the images to the ultimate viewer. In the example of a theatrical release, it refers to film or digital projection. Regardless of the speed of implementation of digital projection or whether digital projection is implemented at all, the choice of the exhibition medium will have limited impact on either the capture or post-production decisions. This is because digital images in the post-production phase may readily be recorded back to a 35mm negative, or any other distribution medium such as HD master, DVD, VHS, and television master.

GROWTH STRATEGY

     Panavision intends to pursue the following strategies to grow and enhance its position as the leading designer, manufacturer and supplier of high precision camera systems for the motion picture and television industries.

     INCREASE CAMERA SYSTEM PACKAGE SIZE. Panavision continues to focus its development efforts on value-added accessories that increase the overall size and rental price of a camera package. Since the average cost of camera rental represents less than 1% of the average major feature film budget, Panavision believes customers tend to place a higher priority on quality of service and the availability of a broad range of technologically superior equipment than on price considerations. In addition, films with more complex and extensive special effects, such as THE MATRIX, require more expensive camera packages with more cameras, more lenses and value-added accessories.

     DEVELOP NEW PRODUCTS. Panavision intends to continue developing and manufacturing technologically superior cameras, lenses and accessories. Panavision's research and development group is comprised of mechanical, software, electronic and optical engineers, draftsmen and machinists. Additionally, the research and development group has a dedicated machine shop that manufactures prototype equipment. These internal capabilities enable Panavision to develop proprietary technology in collaboration with filmmakers to address their unique requirements and position the Company to develop new products.

          o HD DIGITAL CAMERA SYSTEMS. Panavision offers a complete state-of-the-art high definition digital camera system comprised of a modified version of Sony's 24P CINEALTATM high definition digital camera coupled with Panavision's specially designed PRIMO DIGITAL(R) lenses and other accessories. Panavision has designed this system to simulate a film system so that traditional film crews are comfortable with using the medium. The PRIMO DIGITAL(R) lenses represent significant technological breakthroughs providing extremely high performance, which Panavision believes will provide it with the opportunity to build on its leadership position. Panavision will continue to develop camera and lens systems in cooperation with Sony to meet evolving needs in the high definition digital medium.

          o BROADCAST LENSES. Panavision has developed significant expertise in the design, development and manufacture of high-performance lenses used in the feature film, series television and commercial markets. The Company believes this expertise uniquely positions it to pursue new opportunities in the optical field outside of its existing markets. Panavision's strategy is to seek out markets and products where high-performance optics add value and can drive high margins. The first niche market Panavision has identified is high zoom range lenses for the sports broadcast market. Present lens technology has maximum performance at 100:1 zoom range. Using a breakthrough design technology, Panavision has designed a lens that may significantly outperform its competitors' products. Panavision expects these lenses to be available to customers beginning in 2004.

     IMPROVE OPERATING EFFICIENCY. Panavision believes that profitability can be enhanced through improvements in operating efficiency. These improvements include the implementation of a common information system to better manage equipment rentals and customer service and refinement of compensation programs to better align objectives with improved profitability, both of which are currently in process. In addition to improved profitability, Panavision believes these changes will also ultimately lead to more efficient use of equipment, hence mitigating capital requirements in the future.

     EFILM. EFILM has been a pioneer in the digital post-production market with the evolution of the digital intermediate process. A digital intermediate replaces the portion of post-production that currently uses a film laboratory chemical process. In the digital intermediate process, the film negative is scanned into a computer using high-resolution scanning equipment and remains in a digital format throughout the processes of color timing, insertion of digital effects, opticals and titles. The digital intermediate process provides a significant improvement in the quality of theatrical release prints because when the image is converted to a digital format it does not suffer the significant degradation that occurs in the traditional film laboratory chemical process. The digital process also provides the ability to creatively color time and selectively add color and effects to any frame of film in a manner previously not possible in film processing. This results in a digital master that can be used to provide all distribution mediums. For cinematic release, the digital master is recorded back to 35mm negative. The digital master can also be used to create a digital cinema release, HD master, DVD, VHS and television master. Panavision believes that the digital intermediate process will replace film intermediates over the next few years for images captured on film as well as images captured digitally.

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

     CAMERA SYSTEM PRODUCTS

     The Company is the only provider of camera systems with an integrated design that provides customers with compatible products that are available worldwide. Each camera package rented for a project is comprised of a number of camera systems, each of which includes a camera, lenses and accessories. A cinematographer's needs may include, for example, a sync-sound camera, such as the Platinum PANAFLEX(R) and a high-speed PANASTAR(R) camera. Each camera's rental package includes a variety of accessories such as eyepieces, viewfinders, cables and brackets.

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

         FILM LENSES. Panavision develops, designs and manufactures its own prime (fixed focal length) and zoom lenses, the most critical component affecting picture quality and an important consideration for the filmmaker. For many years, the Company specialized in anamorphic lenses, which are used for the wide-screen movie format. While the Company remains the world's leading supplier of these lenses, it has also designed and developed another series of prime and zoom lenses specifically for cinematography applications. The Company created a line of advanced spherical lenses for the non-wide screen format, producing its proprietary PRIMO PRIME(R) and PRIMO ZOOM(R) lenses. The PRIMOTM lenses have performance characteristics that exceed the other lenses available in the marketplace.

         HD DIGITAL CAMERA SYSTEMS. Panavision offers a complete high definition digital camera system comprised of a modified version of Sony's 24P CINEALTATM high definition digital camera coupled with Panavision's specially designed PRIMO DIGITAL(R) lenses and other accessories. The PRIMO DIGITAL(R) lenses represent significant technological breakthroughs providing extremely high performance which the Company believes will provide it with the opportunity to build on its leadership position for many years to come.

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

     RESEARCH AND PRODUCT DEVELOPMENT

     The Company's research and development group is comprised of mechanical, software, electronic and optical engineers, draftsmen and machinists. Additionally, the research and development group has a dedicated machine shop that manufactures prototype equipment. These internal capabilities enable the Company to develop proprietary technology in collaboration with filmmakers to address their unique requirements. The Company has long been a leader in the research and development of film camera lenses. Since the first Panavision lens was introduced in 1957, the Company has introduced many innovative spherical and anamorphic lenses, including the PRIMOTM series, which won Academy Awards in 2002, 1999, 1995, 1994, 1991 and 1990. In 2000, the Company launched its series of specially designed PRIMO DIGITAL(R) lenses for use with the Sony 24P CINEALTATM digital camera. These lenses are among the most sophisticated and highest performing lenses the Company has ever produced.

     Research and development expense for the years ended 2002, 2001 and 2000 was $4.4 million, $5.0 million and $6.2 million, respectively.

     MANUFACTURING AND ASSEMBLY

     The Company manufactures cameras, lenses and accessories designed by the Company's in-house research and development staff. The Company has approximately 250 non-union employees, including manufacturing and non-manufacturing personnel, at its 150,000 square foot manufacturing facility in Woodland Hills, California, located near Hollywood.

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

     While the Company manufactures most of the components internally, certain components and subassembly work, including glass grinding, lens element polishing and die casting, are outsourced to selected suppliers. The Company has developed long-standing relationships with its significant suppliers and believes that they will continue to supply high-quality products in quantities sufficient to satisfy its requirements. Since certain components, particularly the lens element, require long lead times, precise production schedules are critical. Inventory levels are determined based on input from marketing, operations and the agent network. The Company maintains a fairly constant production schedule in order to utilize its resources efficiently and service its customers' requirements.

     MARKETING AND CUSTOMER SERVICE

     The principal decision-makers in the selection of camera packages are cinematographers, directors and producers, who view their cameras and related equipment as critical artistic tools. Camera packages typically comprise a very small percentage of a production budget. Accordingly, other than budget constraints, the selection of equipment is driven by its suitability, technological capabilities and reliability, as well as by the degree to which the manufacturer or renter is able to rapidly service the technical needs of the filmmaker, both before and during film production.

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

     After preliminary decisions have been made with respect to the proper camera package, the camera equipment is delivered to a preparation area in one of the Company's facilities reserved for that filmmaker. The filmmaker, together with his or her own and Panavision's representatives, then inspects, tests and experiments with the equipment at the facility's prep floor, sound stage, film studio and screening room.

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

         REPUTATION FOR QUALITY AND TECHNOLOGICALLY ADVANCED PRODUCTS. Panavision is recognized in the motion picture and television industries as the preeminent brand name for cinematography equipment and the industry leader in the development of high quality, technologically advanced camera systems, lenses and accessories. Since its inception in 1954, Panavision has continually introduced camera systems, lenses and accessories that have become industry standards. Panavision has been awarded three OSCARs(R) and 23 other Academy Awards granted for Scientific and Technical Achievement, including a 2003 award for advancement in camera systems designed for the film industry, a 2002 award for the PRIMO MACRO ZOOM(R) lens, a 2001 award for the MILLENNIUM(R) XL camera system, a 2000 award for the MILLENNIUM(R) camera viewfinder, a 1999 award for the development of the PRIMOTM lens series, and a 1998 award for the Panavision/Frazier Lens System. Panavision has also received two EMMY(R) awards, one in 2001 for the development of the PRIMOTM lens series and one in 2000 for the development of the MILLENNIUM(R) XL camera system. Since 1990, nine cinematographers who have won the OSCAR(R) for Best Cinematography, including the cinematographers of AMERICAN BEAUTY, SAVING PRIVATE RYAN and TITANIC, used Panavision camera systems.

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

         UNIQUE MANUFACTURING AND DISTRIBUTION MODEL. Panavision is the only vertically integrated provider of camera systems, lenses, and accessories to the motion picture, network television and television commercial industries. By renting camera systems from Panavision, its customers are ensured continual access to state-of-the-art equipment as well as the availability of the proper equipment combinations for each specific project. The Company's control over the design, development, manufacturing and distribution processes enables it to (i) rapidly incorporate technological developments and filmmakers' suggestions into new products,
     (ii) maintain product exclusivity and (iii) offer products with greater quality and higher performance at a premium price.

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

         WORLDWIDE DISTRIBUTION NETWORK. Panavision is the only camera and lighting operation with an extensive worldwide distribution network, including 28 owned-and-operated facilities throughout North America, Europe and the Asia Pacific region. These facilities offer a large inventory of rental equipment, on-site technical expertise, knowledgeable market specialization in feature films, episodic television and commercials and strong customer support. The Company also serves its customers through a network of 26 international third-party agent offices, who are responsible for the rental of the Company's equipment in locations that are not served by its owned-and-operated facilities. Panavision's extensive network for the distribution of its products instills confidence in its customers that they can receive the level of quality and customer service they expect from Panavision for their cinematography equipment needs worldwide.

         EXPERIENCED MANAGEMENT. Panavision's management team provides depth and continuity of experience. Panavision's management has developed relationships over many years with influential individuals in the motion picture and television industries, a central aspect of its ability to maintain its strong market share. Panavision's management team has also been instrumental in developing new technologies in the industry.

     COMPETITION

     The market for high-precision cinematography equipment is highly competitive, primarily driven by technology, customer service and price. As a manufacturer of cinematography equipment, the Company has one primary competitor, Arri, Inc. ("Arri"), based in Munich, Germany. Arri manufactures only cameras and certain accessories, primarily for sale to rental houses and individuals that are not the end users. Because Panavision manufactures lenses, cameras, and a full range of accessories, has close relationships with filmmakers and has in-house design and manufacturing capabilities, the Company believes that it is better able to develop the innovative camera systems demanded by its customers.

     As a renter of cinematography equipment, the Company competes with numerous rental facilities, which must purchase their equipment from other manufacturers and then rent that equipment to their customers. While the overall rental business is price competitive and subject to discounting, the Company has chosen to compete on the basis of its large inventory base, technologically advanced proprietary products, broad product line, extensive sales and marketing force and commitment to customer service. The Company believes that, as both the manufacturer and rental house, it is able to respond to many user requests on shorter notice and more effectively than its rental competitors. In addition to its existing competitors, the Company may encounter competition from new competitors, as well as from new types of equipment, such as digital cameras. Although the Company believes that through its interest with Sony in DHD Ventures, and through its EFILM operation, it is well positioned to capitalize on potential growth in the digital market, the Company cannot predict whether or how quickly the rental market for digital cameras will grow or what effect that market will have on the Company's film camera business.

LIGHTING RENTAL OPERATIONS

     In addition to manufacturing and renting camera systems, the Company rents lighting, lighting grip, transportation and distribution equipment and mobile generators used in the production of feature films, television programs and commercials, outside broadcasts and other events from its owned-and-operated facilities located in the United Kingdom, Canada and Australia. Panavision's extensive inventory of lighting equipment enables various lighting operations to service projects with large-scale equipment and personnel requirements, such as feature films, while still maintaining sufficient capacity to service other projects simultaneously. Panavision's worldwide lighting rental operations employ senior management who have developed relationships over many years with influential individuals in the motion picture and television industries. Under this management there is a sizable field force of gaffers and electricians who work exclusively with Panavision.

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

     Lee Lighting operates lighting rental operations in London, Bristol and Manchester, England and Glasgow and Edinburgh, Scotland, each of which has its own rental inventories. From these locations, Lee Lighting is able to service any production in England, Wales or Scotland. In London, Lee Lighting maintains three operations, including a rental base at Shepperton Studios, the second largest studio complex in the United Kingdom for the production of feature films. Lee Lighting is the only lighting company in the United Kingdom that supplies its own electricians in connection with the rental of its equipment. This service force is on call 24 hours a day, seven days a week and is supplemented by freelance labor when required.

     In December 2001, the Company entered into a lease agreement with TFN Lighting Corp. ("TFN"), a wholly owned subsidiary of Pany Rental, Inc. (dba Panavision New York), an agent in which the Company holds a one-third interest. Pursuant to the lease, the Company leased to TFN lighting and related lighting accessory equipment located in the United States. The lease term commenced on February 1, 2002 and expires on October 31, 2005. Monthly rental payments are due to Panavision in amounts specified in the lease agreement. At the end of the Option Term, as defined in the lease agreement, TFN will have the option to purchase the equipment covered by the lease.

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

SALES AND OTHER OPERATIONS

     The Company manufactures and sells lighting filters through its Lee Filters operations in the United Kingdom and the United States. Panavision also owns and operates EFILM in the United States. In addition, the Company sells various consumable products such as film stock, light bulbs and gaffer tape, which are used in all types of production.

     Lee Filters is a manufacturer of light control media for the motion picture, television and theater industries. The majority of Lee Filters' business is the sale of filters or gels used by lighting directors to control or correct lighting conditions during production. Lighting filter distribution, on a worldwide basis, is handled primarily through a network of third-party dealers who have been selected because of their specific knowledge of the filters market in their respective countries. In the United Kingdom, Lee Filters sells on a direct basis to end users and rental houses as well as to distributors and dealers.

     EFILM provides digital laboratory services, including high-resolution scanning of film, digital color timing, laser film recording of digital video and high definition images to film and digital mastering to major film studios, independent filmmakers, advertisers, animators, large format filmmakers and restoration clients. In 2002, the Company and Deluxe formed EFILM, LLC, which now operates EFILM. The Company holds an 80% membership interest in EFILM, LLC and Deluxe hold the remaining 20%. EFILM is located in Hollywood, California.

INTELLECTUAL PROPERTY

     The Company relies on a combination of patents, licensing arrangements, trade names, trademarks, service marks, trade secrets, know-how and proprietary technology to protect its intellectual property rights. The

Company owns or has been assigned or licensed domestic and foreign patents and patent applications relating to its cameras, lenses and accessories. The Company also owns or has been assigned several domestic and foreign trademark or service mark registrations including PANAVISION(R), PANAFLEX(R), PANAHEAD(R), PANALITE(R), PANAVID(R), PANASTAR(R), PRIMO ZOOM(R), PRIMO MACRO ZOOM(R), PRIMO-L(R), PRIMO DIGITAL(R), 3-PERF(R), MILLENNIUM(R) and ULTRAVIEW(R), which, collectively, are material to its business.

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

EMPLOYEES

     As of December 31, 2002, the Company had approximately 1,140 full-time employees, consisting of 490 employees based in North America, 530 employees based in Europe and 120 employees based in the Asia Pacific region. The Company is not a party to any collective bargaining agreement. The Company believes that its relationships with its employees are good.

RECENT DEVELOPMENTS

     On January 7, 2003, John S. Farrand, then the Company's President and Chief Executive Officer, ceased his employment with the Company. Separation arrangements with Mr. Farrand have not yet been finalized. Upon Mr. Farrand's departure, Ronald O. Perelman, the Chairman of the Board of Directors of the Company, appointed an Office of the President comprised of Bobby G. Jenkins, Executive Vice President and Chief Financial Officer, Eric W. Golden, Executive Vice President and General Counsel, and Will T. Paice, currently President of U.S. Operations, to manage the daily affairs of the Company. In addition, Scott
L. Seybold, Executive Vice President and former Chief Financial Officer of the Company, will cease his employment with the Company effective March 31, 2003.

ITEM 2.  PROPERTIES

     The Company's headquarters and principal manufacturing facility are located at its 150,000 square-foot facility in Woodland Hills, California. The Company operates domestic rental facilities in Woodland Hills, Hollywood, Dallas, Orlando and Wilmington. To service its international markets, Panavision operates rental facilities in Toronto and Vancouver, Canada; Dublin, Ireland; London (three), England; Paris (three) and Marseilles, France; Prague, Czech Republic; Warsaw, Poland; Sydney (two), Queensland and Melbourne, Australia; and Auckland and Wellington, New Zealand. Lee Lighting operates rental facilities in London, Bristol and Manchester, England and Glasgow and Edinburgh, Scotland. Lee Filters has a sales operation in Burbank, California, as well as a manufacturing and sales facility located in Andover, England. EFILM is located in Hollywood. All of the Company's facilities are leased.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not engaged in any legal proceeding other than ordinary routine litigation incidental to its business. The Company does not believe that any such proceedings currently pending will have a material adverse effect on business or financial condition.

     During 2001, certain shareholders of M&F Worldwide Corp. ("M&F Worldwide") brought lawsuits against M&F Worldwide and its directors challenging the purchase by M&F Worldwide from PX Holding Corporation ("PX Holding"), a wholly owned subsidiary of Mafco Holdings Inc. ("Mafco Holdings"), of all 7,320,225 shares of the Company's Common Stock held by PX Holding (the "M&F Purchase"), as an alleged breach of fiduciary duty and sought, among other things, rescission of the M&F Purchase transaction. One of the shareholders dismissed his lawsuit pursuant to a settlement. On December 3, 2002, the remaining parties to the litigation consummated a Stipulation of Settlement (the "M&F Settlement") whereby Mafco Holdings acquired, through

PX Holding, (1) the Company's Common Stock that M&F Worldwide had purchased in April 2001, (2) the shares of the Company's Series A Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), that M&F Worldwide acquired in December of 2001, (3) the 9 5/8% Senior Subordinated Discount Notes due 2006 (the "Existing Notes") that a subsidiary of M&F Worldwide acquired in November of 2001, and (4) the note in the amount of $6.7 million (the "Las Palmas Note") that the Company issued to M&F Worldwide on its acquisition of the shares of Las Palmas Productions, Inc. (see Note 14). In addition, all agreements to which M&F Worldwide entered into in connection with the M&F Purchase and the December 2001 issuance of the Series A Preferred Stock, were terminated.

     Thus, after the consummation of the M&F Settlement, the Company ceased being a subsidiary of M&F Worldwide, but Mafco Holdings, after giving effect to the M&F Settlement, continues to indirectly control 85.7% of the voting shares of the Company. The M&F Settlement did not have a significant impact on the recorded values of the Company's assets or liabilities since the transaction was between parties under common control.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations", included elsewhere in this Form 10-K, for a detailed discussion of the M&F Purchase and the M&F Settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 2002.



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Until August 5, 2002, Panavision Common Stock was listed on the New York Stock Exchange ("NYSE") under the symbol "PVI". After falling below certain continued listing criteria of the NYSE, the Company's stock ceased trading on the exchange and now trades over the counter under the symbol "PVIS.OB".

     As of March 27, 2003, there were approximately 730 holders of Panavision Common Stock comprised of approximately 85 record holders and 645 beneficial holders.

                                                                         STOCK SALES PRICES
                                                           ---------------------------------------------
                                                               High              Low            Closing
                                                           ----------        ----------       ----------
         2002
           First Quarter..............................     $    4.75         $    3.70        $    3.70
           Second Quarter.............................          3.80              2.80             2.85
           Third Quarter*.............................          3.25              1.25             3.25
           Fourth Quarter*............................          4.70              2.50             4.00

         2001
           First Quarter..............................     $    7.06         $    2.88        $    3.75
           Second Quarter.............................          6.02              3.75             5.95
           Third Quarter..............................          5.88              4.85             4.85
           Fourth Quarter.............................          5.00              4.50             4.60


          *On August 5, 2002, the NYSE ceased listing the Company's Common Stock. Since that date, it has traded over the counter under the ticker symbol "PVIS.OB". As such, stock information in this table beyond that date represents such over-the-counter market quotations which reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The trading market for the Company's Common Stock may at times be relatively illiquid due to low trading volume.

     The Company has never paid a cash dividend on Panavision Common Stock and does not anticipate paying any cash dividend on Panavision Common Stock in the foreseeable future. The current policy of the Company's Board of Directors is to retain earnings to finance the operations and expansion of the Company's business. In addition, the Company's Existing Credit Agreement restricts the Company's ability to pay dividends to its stockholders (see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 7 of Notes to the Consolidated Financial Statements of the Company).

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data has been derived from the Company's Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes thereto included elsewhere in this Form 10-K (in thousands, except per share amounts).

                                                          YEAR ENDED DECEMBER 31, 2001
                                                       ------------------------------------
                                                       PRE-M&F PURCHASE   POST-M&F PURCHASE
                                        YEAR ENDED       PERIOD FROM         PERIOD FROM
                                       DECEMBER 31,      JANUARY 1 TO        APRIL 20 TO            YEAR ENDED DECEMBER 31,
                                         2002 (1)       APRIL 19, 2001    DECEMBER 31, 2001      2000        1999          1998
                                      -------------    ---------------    -----------------   ---------    ---------    ---------
STATEMENT OF OPERATIONS DATA:
Revenue                                 $ 193,182         $  65,809           $ 125,001       $ 204,628    $ 202,751    $ 192,886
Cost of revenue                           114,040            32,004              72,395         110,295      110,608      105,068
                                        ---------         ---------           ---------       ---------    ---------    ---------
Gross margin                               79,142            33,805              52,606          94,333       92,143       87,818
Selling, general and
  administrative expenses                  55,274            16,987              42,516          57,376       59,428       54,405
Research and development expenses           4,436             1,841               3,136           6,163        6,103        4,539
Charges in connection with the
  Panavision Recapitalization (2)              --                --                  --              --           --       58,726
                                        ---------         ---------           ---------       ---------    ---------    ---------
Operating income (loss)                    19,432            14,977               6,954          30,794       26,612      (29,852)
Net interest expense (2)                  (33,027)          (14,502)            (27,628)        (48,255)     (42,285)     (28,316)
Net other income (expense)                 (1,629)               48                 638          (1,303)       1,435        3,369
                                        ---------         ---------           ---------       ---------    ---------    ---------
Income (loss) before income
  taxes                                   (15,224)              523             (20,036)        (18,764)     (14,238)     (54,799)
Income tax benefit (provision)              4,145            (1,011)              6,511          (4,881)      (1,800)        (322)
                                        ---------         ---------           ---------       ---------    ---------    ---------
Net loss                                $ (11,079)        $    (488)          $ (13,525)      $ (23,645)   $ (16,038)   $ (55,121)
                                        =========         =========           =========       =========    =========    =========
Net loss per share - basic and
  diluted                               $   (1.59)        $   (0.06)          $   (1.54)      $   (2.83)   $   (1.99)   $   (4.35)
                                        =========         =========           =========       =========    =========    =========
Shares used in computation -
  basic and diluted                         8,770             8,770               8,770           8,366        8,056       12,673
EBITDA (3):
Income (loss) before income
  taxes adjusted for:                   $ (15,224)        $     523           $ (20,036)      $ (18,764)   $ (14,238)   $ (54,799)
  Depreciation and amortization            43,529            11,518              36,412          37,926       36,940       33,161
  Net interest expense                     33,027            14,502              27,628          48,255       42,285       28,643
  Foreign exchange (gain) loss               (995)              748                (216)          2,195          782         (439)
  Refinancing expense                       4,523                --                  --              --           --           --
  Charges in connection with
    the Panavision Recapitalization            --                --                  --              --           --       58,726
                                        ---------         ---------           ---------       ---------    ---------    ---------
                                        $  64,860         $  27,291           $  43,788       $  69,612    $  65,769    $  65,292
                                        =========         =========           =========       =========    =========    =========



                             PRO FORMA(4)     POST-M&F PURCHASE             PRE-M&F PURCHASE
                             ------------  ---------------------   -----------------------------------
                             DECEMBER 31,        DECEMBER 31,                  DECEMBER 31,
                                 2002         2002        2001        2000         1999        1998
                             ------------  ---------   ---------   ---------    ---------    ---------
BALANCE SHEET DATA:
Total assets                  $ 642,588    $ 633,167   $ 601,216   $ 284,712    $ 291,558    $ 291,757
Total current liabilities        59,830       58,474      50,198      50,133       41,245       33,078
Long-term debt and Series B
Preferred Stock                 323,648      467,397     448,623     477,425      473,429      463,605
Stockholders' equity/
  (deficiency)                  228,942       72,129      75,325    (250,302)    (213,765)    (231,240)

---------------

(1) The above Statement of Operations data includes the results of EFILM, LLC from July 2, 2002. See Note 14 of Notes to the Consolidated Financial Statements of the Company included elsewhere in this Form 10-K.

(2) In connection with the recapitalization transaction that took place in 1998, the Company recorded $10.1 million of transaction-related expenses and a compensation charge of $48.6 million related to the purchase of shares and retirement of options. Additionally, the Company increased long-term borrowings outstanding and related interest expense as part of the 1998 Panavision Recapitalization transaction.

(3) The Company evaluates performance based on profit or loss from operations before net interest, income taxes, depreciation and amortization ("EBITDA"). Management believes that EBITDA serves as an important financial analysis tool for measuring financial information such as operating performance, liquidity and leverage. However, EBITDA should not be considered in isolation as a substitute for net income or cash flow from operations prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. EBITDA is calculated by adding back all depreciation and amortization and net interest expense to income/(loss) before income taxes and excluding unrealized foreign exchange gains and losses. In 2002, EBITDA excludes refinancing expense of $4.5 million. EBITDA for 1998 has been adjusted by adding back the $58.7 million of charges in connection with the 1998 Panavision Recapitalization to actual EBITDA.

(4) This column reflects a pro forma presentation of selected balance sheet data as if transactions in connection with the March 2003 Amendment had occurred as of December 31, 2002. See Note 7 to the Consolidated Financial Statements of the Company included elsewhere in this Form 10-K.

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

     Sales and other revenue is comprised of: (i) the manufacture and sale of lighting filters through Lee Filters in the United Kingdom and the United States; (ii) EFILM's operations which provide high-resolution scanning of film, digital color timing, laser film recording of digital video and high definition images to film, and digital mastering services to the motion picture and television industries, and (iii) sales of various consumable products, such as film stock, light bulbs and gaffer tape, which are used in all types of productions.

     The Company considers revenue from international business to be that revenue which is generated from the rental of its equipment by productions that are located at production sites outside of the United States.

CRITICAL ACCOUNTING POLICIES

     The Company reviews the accounting policies it uses in reporting its financial results on a regular basis. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to accounts receivable, investments, rental assets, intangible assets, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for the Company's judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates if actual outcomes are different from the estimates on which the Company based its assumptions. These estimates and judgments are reviewed by management on an ongoing basis. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Consolidated Financial Statements of Panavision.

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

     INCOME TAXES - The Company estimates its actual current tax liabilities together with temporary differences resulting from differing treatment of items, such as net operating losses and depreciation, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. At December 31, 2002, the Company had a $6.9 million valuation allowance established against its deferred tax assets. To the extent the

Company establishes a valuation allowance or changes this allowance in a period, it must reflect the change to the allowance within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets.

     LONG-LIVED ASSETS - The Company assesses the impairment of property, plant and equipment (comprised principally of its rental assets), goodwill, and other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors the Company considers important which could trigger an impairment review include the following:

     o Significant underperformance relative to expected historical or projected future operating results;

     o Significant changes in the manner of the Company's use of the acquired assets or the strategy for its overall business; and

     o    Significant negative industry or economic trends.

     The Company determines that the carrying value of its long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in its current business model. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"), on January 1, 2002 the Company ceased to amortize goodwill and its tradename since both are believed to have an indefinite life. In lieu of amortization, the Company performed the required initial impairment and annual review of its goodwill and tradename in 2002 and will perform an annual impairment review thereafter. If the Company determines at any point in the impairment review process that goodwill or its tradename has been impaired, the Company would record an impairment charge in its consolidated statement of operations.

     RECENT ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 142, which is effective for fiscal years beginning after December 15, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. SFAS 142 requires that goodwill be tested annually for impairment. The Company adopted this pronouncement on January 1, 2002. As a result of this adoption, goodwill and tradename amortization, which amounted to approximately $9.2 million in 2001, did not continue beyond December 31, 2001.

     In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The adoption of SFAS 144 has not had a material effect on the Company's consolidated financial position, results of operations and cash flows.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and is not expected to have a material impact on the Company's financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The application of FIN 45 is not expected to materially impact the financial condition, results of operations, and cash flows of the Company.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company has complied with the disclosure requirements of SFAS 148 and will determine whether it will adopt the fair value based method of accounting for stock-based employee compensation.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation is not expected to have an impact on the Company's financial statements.

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

RELATED PARTY TRANSACTIONS

     On April 19, 2001, M&F Worldwide purchased from PX Holding all 7,320,225 shares (the "Purchased Shares") of the Company's Common Stock held by PX Holding (the "M&F Purchase"). The Purchased Shares constituted approximately 83.5% of the Company's then outstanding Common Stock. As a result of the purchase, Mafco Holdings increased its indirect interest in M&F Worldwide to a majority position.

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

     The push down of the M&F Purchase price allocation had the following effects on the Panavision financial statements as of the date of acquisition:
(i) accumulated depreciation and amortization of approximately $211.0 million was reset to zero by netting it against gross property, plant and equipment balances; (ii) the gross rental assets balance, after the effect of the netting of accumulated depreciation and amortization described in (i), was increased by approximately $40.8 million; (iii) goodwill was increased by approximately $260.0 million; (iv) trademarks were increased by approximately $68.6 million;
(v) other assets were reduced by approximately $2.8 million; (vi) deferred tax assets and liabilities were increased by approximately $15.5 million and $45.1 million, respectively; (vii) accumulated amortization of goodwill and other intangibles was reset to zero, and (viii) long-term debt was increased by $3.8 million.

     In July 2001, M&F Worldwide purchased all of the issued and outstanding shares of Las Palmas Productions Inc. ("Las Palmas"), which conducted business under the name "EFILM". EFILM is a laboratory providing digital post-production services to the motion picture and television industries. As a result of this purchase, Las Palmas became a wholly owned subsidiary of M&F Worldwide. The consideration paid by M&F Worldwide at closing consisted of $5.4 million to the selling shareholders and $600,000 to Las Palmas. M&F Worldwide also agreed to make an additional payment to the selling shareholders equal to the greater of
(a) 90% of the average annual EBITDA (as defined in the EFILM Agreements) of the EFILM business over a two-year Incentive Period (as defined in the EFILM Agreements) or (b) $1.5 million, such payment to occur no earlier than 2004 and no later than 2007 (the "Earnout Payment").

     In conjunction with the Las Palmas purchase, the Company entered into a series of transactions with Las Palmas to provide it substantially all of the benefits of, and obligate it with respect to, EFILM. From July 2, 2001 through July 1, 2002, the Company operated EFILM pursuant to various lease and secondment agreements. Specifically, Las Palmas (i) subleased the real estate used in the business to the Company, (ii) leased the property and equipment used in the business to the Company on a month-to-month basis, (iii) seconded all of the Las Palmas employees to Panavision, and (iv) granted a worldwide, nonexclusive license to certain technology and intellectual property to be used solely in connection with servicing customers of Panavision until July 2, 2008, subject to renewal (collectively, the "EFILM Agreements"). Following the entry into these various agreements, the Company directly purchased equipment that is used in the business of EFILM.

     In addition to monthly payments, the EFILM Agreements required that Panavision pay Las Palmas a one-time cash payment equal to the Earnout Payment. On July 2, 2001, the Company began expensing the $1.5 million minimum amount of this one-time cash payment over the 7-year initial term of the EFILM Agreements, as additional lease expense. For 2002 and 2001, expenses relating to the EFILM Agreements of approximately $564,000 and $573,000, respectively, were included in cost of sales and other and $24,000 and $29,000, respectively, were included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

     On July 2, 2002, the Company acquired the shares of Las Palmas from M&F Worldwide in exchange for a note in the amount of $6.7 million plus interest at 10% per annum, payable on September 30, 2005 or upon refinancing of the Existing Credit Agreement (the "Las Palmas Note"). Since the Company and Las Palmas are under common control, the transaction was accounted for at historical cost in a manner similar to that of a pooling of interests. The prior periods were not restated to give effect to Las Palmas since the impact was not material. Immediately following the acquisition, the Company contributed the assets of Las Palmas and certain other assets owned by the Company to the newly formed EFILM, LLC in exchange for 80% of its membership interests. At the same time, Deluxe purchased 20% of the EFILM, LLC membership interests for $5.2 million. The Company maintains a controlling interest and therefore consolidates the results of EFILM, LLC. The accompanying consolidated statements of operations include the results of EFILM, LLC from July 2, 2002. Minority interest, representing Deluxe's equity in ownership of EFILM, LLC, is included in other liabilities in the accompanying consolidated balance sheets.

     EFILM, LLC assumed the obligation to make the Earnout Payment. However, Panavision and Deluxe agreed to reimburse EFILM, LLC by making capital contributions equal to the amount of the Earnout Payment. At December 31, 2002, the Company has recorded a liability of approximately $1.2 million based upon the current value of the Earnout Payment.

     On June 28, 2002, the Company acquired from Mafco Holdings $37.7 million principal amount of Existing Notes, which had approximately $1.5 million of accrued interest, and $10.0 million cash. In exchange, the Company issued to Mafco Holdings 49,199 shares of Series B Preferred Stock, which it contributed to the capital of PX Holding. The Series B Preferred Stock is non-voting; it has a liquidation preference of $49.2 million plus accrued and unpaid dividends; it entitles the holder to cumulative dividends at a rate of 10% per annum; and it may be redeemed by the Company at its option at any time for the liquidation preference plus accrued and unpaid dividends.

     An amendment dated September 30, 2002 to the Existing Credit Agreement provides that it is an event of default if (i) by February 1, 2003, an affiliate of the Company fails to make a cash equity contribution to the Company in the amount of the interest due February 1, 2003 on Existing Notes held by affiliates of the Company on that date or (ii) by March 28, 2003, the Existing Credit Agreement is not refinanced or the debt of the Company reduced, in either case by an amount acceptable to the lenders under the Existing Credit Agreement, or an affiliate of the Company fails to make a cash equity contribution to the Company in the amount of the interest which was due on February 1, 2003 on Existing Notes held by non-affiliates of the Company on that date. On

January 31, 2003, Mafco Holdings made the required cash equity contribution to the Company in the amount of the interest due February 1, 2003 on the Existing Notes held by affiliates of the Company on that date in exchange for 4,372 shares of Series B Preferred Stock.

     On February 3, 2003, Mafco Holdings agreed to extend to the Company a revolving line of credit in the amount of $4.0 million, maturing March 28, 2003, at the same rate as provided for in the Revolving Facility pursuant to the Existing Credit Agreement (the "Mafco Line").

     On March 27, 2003, the Company acquired from Mafco Holdings $90,860,000 principal amount of Existing Notes, which had approximately $1.4 million of accrued interest and $10,000,000 in cash, and from PX Holding 53,571 shares of Series B Preferred Stock, which had approximately $3.9 million of accrued and unpaid dividends. In exchange, the Company issued to Mafco Holdings 102,220 shares of Series C Cumulative Pay-in-Kind Preferred Stock, par value $0.01 per share, of the Company (the "Series C Preferred Stock"), which it contributed to the capital of PX Holding, and to PX Holding 57,424 shares of Series C Preferred Stock. The Series C Preferred Stock is non-voting; it has a liquidation preference of $1,000 per share plus accrued and unpaid dividends; and it entitles the holder to cumulative dividends at a rate of 10% per annum. Mafco Holdings also agreed to extend the Mafco Line until March 31, 2004.

     During 2001, certain shareholders of M&F Worldwide brought lawsuits against M&F Worldwide and its directors challenging the M&F Purchase as an alleged breach of fiduciary duty and sought, among other things, rescission of the M&F Purchase transaction. One of the shareholders dismissed his lawsuit pursuant to a settlement. On December 3, 2002, the remaining parties to the litigation consummated a Stipulation of Settlement (the "M&F Settlement") whereby Mafco Holdings acquired, through PX Holding, (1) the shares of the Company's Common Stock that M&F Worldwide had purchased in April 2001, (2) the shares of the Company's Series A Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), that M&F Worldwide acquired in December of 2001, (3) the Existing Notes that a subsidiary of M&F Worldwide acquired in November of 2001, and (4) the Las Palmas Note in the amount of $6.7 million that the Company issued to M&F Worldwide on its acquisition of the shares of Las Palmas (see Note 14). In addition, all agreements to which M&F Worldwide entered into in connection with the M&F Purchase and the December 2001 issuance of the Series A Preferred Stock were terminated.

     Thus, after the consummation of the M&F Settlement, the Company ceased being a subsidiary of M&F Worldwide, but Mafco Holdings, after giving effect to the M&F Settlement, continues to indirectly control 85.7% of the voting shares of the Company. The M&F Settlement did not have a significant impact on the recorded values of the Company's assets or liabilities since the transaction was between parties under common control.

RESULTS OF OPERATIONS

     The following discussion and analysis includes the Company's consolidated historical results of operations for 2002 and 2000. With respect to 2001, the following discussion and analysis includes the combined amounts of the Pre-M&F Purchase period and the Post-M&F Purchase period as set forth in the selected financial data table. Such combined amounts do not represent a pro forma presentation of the results of the Company for 2001.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     CAMERA RENTAL OPERATIONS

     Camera rental revenue for the year ended December 31, 2002 was $122.2 million. Revenue decreased $2.4 million, or 1.9%, compared to the year ended December 31, 2001. The decline largely reflects lower revenue associated with television commercials, reflecting a continuation of a weak television commercial market. Most territories worldwide were adversely impacted by the commercial slowdown. The decline reflects slightly lower series television revenue generated outside the U.S. Camera revenue associated with worldwide feature film production increased modestly as compared to 2001.

     Cost of camera rental for the year was $62.5 million, an increase of $3.9 million, or 6.7%, as compared to 2001. The 2002 costs include approximately $3.4 million of additional depreciation resulting from the fair value adjustments arising from the M&F Purchase and $1.3 million in non-cash charges related to lens components which will no longer be used in the Company's rental operation, offset by the impact of cost reductions achieved in 2002.

     LIGHTING RENTAL OPERATIONS

     Lighting rental revenue for the year ended December 31, 2002 was $32.8 million, an increase of $1.1 million, or 3.5%, compared to the year ended December 31, 2001. The increase reflects stronger feature revenue in the U.K. and Australia, offset by lower lighting revenue in the U.S. resulting from the restructuring of the Company's U.S. lighting business in the first quarter of 2002.

     Cost of lighting rental for the year was $27.5 million, an increase of $1.0 million, or 3.8%, as compared to 2001. The increase in lighting costs is associated with the increase in lighting revenue during the year.

     SALES AND OTHER

     Sales and other for the year ended December 31, 2002 was $38.1 million, an increase of $3.7 million, or 10.8%, from the year ended December 31, 2001. The increase primarily reflects the additional revenue generated by EFILM, which the Company began operating in the third quarter of 2001.

     Cost of sales and other for the year was $24.0 million, an increase of $4.7 million, or 24.4%, as compared to 2001. The increase is primarily due to additional costs associated with EFILM's operation.

     OPERATING COSTS

     Selling, general and administrative expenses for the year ended December 31, 2002 were $55.3 million, a decrease of $4.2 million, or 7.1%, compared to the year ended December 31, 2001. The decrease primarily reflects the elimination of approximately $9.2 million of goodwill and tradename amortization resulting from the Company's adoption of SFAS 142 on January 1, 2002. The reductions were offset by $3.5 million of additional costs associated with EFILM's operation, a $0.5 million reserve for vacant property leased in one of the Company's territories and $0.6 million of compensation charges recorded in one of the Company's divisions.

     Research and development expenses for the year ended December 31, 2002 were $4.4 million, a decrease of $0.6 million, or 12.0%, from the year ended December 31, 2001. The decrease was due to lower overall staffing expenses.

     INTEREST, TAXES AND OTHER

     Net interest expense for the year ended December 31, 2002 was $33.0 million, a decrease of $9.1 million, or 21.6%, as compared to the year ended December 31, 2001. The decrease primarily reflects lower interest rates and debt levels as compared to the year ended December 31, 2001.

     Foreign exchange gain for the year ended December 31, 2002 was $1.0 million as compared to a $0.5 million foreign exchange loss for the year ended December 31, 2001. This change is primarily due to the effects of the fluctuating British Pound rate on the U.S. Dollar-denominated payable balances held in the U.K.

     Refinancing expense of $4.5 million for the year ended December 31, 2002 reflects costs incurred in connection with the Company's discontinued offering of secured notes and the bank refinancing. These costs include approximately $2.2 million of professional fees incurred in connection with the Company's potential refinancing and lenders' fees of $2.9 million paid in accordance with the March 15, 2002 amendment to the Existing Credit Agreement. Such charges were offset by a gain of approximately $0.6 million associated with the $37.7 million principal amount at maturity of Existing Notes that were cancelled on June 28, 2002.

     The tax benefit for the year ended December 31, 2002 was $4.1 million, as compared to a tax benefit of $5.5 million for the year ended December 31, 2001. The change over the prior year is primarily due to the impact of non-deductible items partially offset by state and local income taxes.

     Under applicable Internal Revenue Service regulations, the Company may not join in filing a consolidated federal income tax return with either Mafco Holdings or the Company's subsidiaries until May 2006 without consent from the Internal Revenue Service. Accordingly, for the period from the effective date of the M&F Settlement of December 3, 2002 and through December 31, 2002, the Company will file separate federal income tax returns for the Company and incorporated subsidiaries. The Company does not believe that deconsolidation of its federal income tax returns will have a material adverse effect on the Company's business or financial condition.

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

     SALES AND OTHER

     Sales and other revenue in the year ended December 31, 2001 was $34.4 million, an increase of $0.1 million from the year ended December 31, 2000. The results reflect $3.5 million of revenue generated from EFILM, which the Company began operating in the third quarter of 2001, offset by lower lighting filter and expendable sales worldwide. Exchange rate changes adversely affected the year-to-year comparisons by approximately $1.9 million.

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

     The tax benefit was $5.5 million for the year ended December 31, 2001, as compared to a tax provision of $4.9 million for the year ended December 31, 2000. In connection with the M&F Purchase, the Company recorded a deferred income tax benefit of approximately $3.8 million resulting from the reversal of the valuation allowance. The Company also recorded a net income tax benefit of $6.2 million primarily resulting from the benefit associated with domestic tax losses. The tax benefit was partially offset by the recording of a $4.6 million provision relating to profitable foreign operations and foreign taxes withheld at source and alternative minimum taxes. For the year ended December 31, 2000, no corresponding tax benefit was recorded for U.S. losses. See Notes 2 and 6 of the Notes to Consolidated Financial Statements for a discussion of the tax sharing agreements.

     For the period from April 19, 2001 through December 3, 2002, the closing date of the M&F Settlement, the Company, for federal income tax purposes, has been included in the affiliated group of which M&F Worldwide is the common parent, and the Company's federal taxable income is included in such group's consolidated tax return filed by M&F Worldwide. The Company was also included in certain state and local tax returns of M&F Worldwide or its subsidiaries. As of April 19, 2001, the Company and M&F Worldwide entered into a tax sharing agreement (the "M&F Worldwide Tax Sharing Agreement"), pursuant to which M&F Worldwide agreed to indemnify the Company against federal, state or local income tax liabilities of consolidated or combined group of which M&F Worldwide (or a subsidiary of M&F Worldwide other than the Company or its subsidiaries) is the common parent for taxable periods beginning after April 19, 2001 during which the Company or a subsidiary of the Company was a member of such group. Pursuant to the M&F Worldwide Tax Sharing Agreement, for all taxable periods beginning on or after April 19, 2001 and ending December 3, 2002, the Company was obligated to pay to M&F Worldwide amounts equal to the taxes that the Company would otherwise have to pay if it were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period which is attributable to the Company), except that the Company was not entitled to carry back any losses to taxable periods ending prior to April 19, 2001. No payments were required under the M&F Worldwide Tax Sharing Agreement as the Company had sufficient net operating loss carryforwards to offset its taxable income. The M&F Worldwide Tax Sharing Agreement will continue in effect after December 3, 2002 only as to matters such as audit adjustments and indemnities.

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

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain information from the Company's Consolidated Statements of Cash Flows for the years indicated (in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                 2002        2001        2000
                                               ---------   ---------  ---------
     Net cash provided by (used in):
     Operating activities..................... $ 23,351    $ 43,277   $ 24,752
     Investing activities.....................  (22,292)    (25,007)   (28,978)
     Financing activities.....................    9,382     (21,023)     4,033

     Cash provided by operating activities, for the year ended December 31, 2002, totaled $23.4 million comprised of the net loss of $11.1 million adjusted for depreciation and amortization of $43.5 million and the amortization of the discount on the Existing Notes of $1.5 million, offset by the net change in working capital (excluding cash) and other miscellaneous items totaling $10.5 million. Total investing activities of $22.3 million included $25.2 million of capital expenditures, offset by $2.9 million in proceeds received from the disposition of fixed assets. Capital expenditures were primarily used to manufacture camera rental systems and accessories, expand EFILM's operation and purchase lighting equipment. Cash provided by financing activities was $9.4 million, reflecting borrowings of $32.2 million and repayments of $35.8 million under the Existing Credit Agreement, deferred financing costs of $2.2 million, the issuance of Series B Preferred Stock for $10.0 million in cash and the $5.2 million invested by Deluxe Laboratories, Inc. in EFILM, LLC.

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

     Cash provided by operating activities, for the year ended December 31, 2000, totaled $24.8 million comprised of the net loss of $23.6 million, adjusted for depreciation and amortization of $37.9 million and the amortization of the discount on the Existing Notes of $17.7 million, offset by the net change in working capital (excluding cash) and other miscellaneous items totaling $7.2 million. Investing activities of $29.0 million included $30.7 million of capital expenditures, offset by $1.7 million in proceeds received from the disposition of fixed assets. The majority of the capital expenditures were used to manufacture camera rental systems and accessories. Cash provided by financing activities was $4.0 million, reflecting the capital contribution from Sony of $10.0 million, for which Sony received 714,300 shares of Panavision Common Stock representing approximately 8% of Panavision's Common Stock and a warrant to acquire an additional 714,300 shares of Panavision Common Stock at an exercise price of $17.50 per share, subject to adjustment, such warrants being fully exercisable at any time through July 25, 2010 (see Note 15 of the Notes to the Consolidated Financial Statements), and a reduction in net borrowings under the Existing Credit Agreement.

     The Company has certain cash obligations and other commercial commitments, which will affect its short and long term liquidity. At December 31, 2002, exclusive of $90.9 million face value of Existing Notes which were contributed by Mafco Holdings in connection with the March 2003 Amendment, as well as the effects of the step-up in basis in connection with the M&F Purchase, such obligations and commitments were as follows (in thousands):

                                                      PAYMENTS DUE BY PERIOD
CONTRACTUAL                                           ----------------------
OBLIGATIONS               TOTAL         LESS THAN 1 YEAR      1-3 YEARS      4-5 YEARS       AFTER 5 YEARS
------------              -----         ----------------      ---------      ---------       -------------
Long-term debt         $  345,639        $   22,815           $ 322,824      $       -       $          -

Operating leases           40,610             8,185              17,328          6,860              8,237
                       ------------    -------------------    -----------    -----------     ---------------
Total contractual
  cash obligations      $ 386,249        $   31,000             340,152      $   6,860       $      8,237
                       ============    ===================    ===========    ===========     ===============

     For information on the Company's long-term debt obligations, see the discussion herein and in Note 7 of the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K.

     As of December 31, 2002, amounts available to the Company under various letters of credit totaled approximately $0.6 million, all with expiration dates of June 2004. In addition, the Company has various lines of credit totaling approximately $2.9 million at December 31, 2002, under which no amounts were drawn. The Company's ability to draw on these lines of credit is restricted by the terms of the Existing Credit Agreement. The Company does not have any off-balance sheet financing arrangement other than operating leases.

     On June 4, 1998, the Company entered into a Credit Agreement with a syndicate of lenders (as subsequently amended on September 30, 1998, June 30, 1999, March 15, 2002, June 14, 2002 and September 30, 2002, the "Existing Credit Agreement"). The Existing Credit Agreement is comprised of two facilities, the Term Facility and the Revolving Facility. As of December 31, 2002, amounts outstanding under the Existing Credit Agreement were $174.6 million and $99.2 million for the Term Facilities and Revolving Facility, respectively. The Term Facility has two tranches: the Tranche A Term Facility is a 6-year facility in an aggregate principal amount of $90.0 million and the Tranche B Term Facility is a 7-year facility in an aggregate principal amount of $150.0 million. The Revolving Facility is a 6-year facility in an aggregate principal amount of $100.0 million. The Tranche A Term Facility and the Tranche B Term Facility are repayable in quarterly installments. Borrowings under the Existing Credit Agreement bear interest at a rate per annum equal to the Alternate Base Rate ("ABR") (as defined in the Existing Credit Agreement) or the Eurodollar Rate (as defined in the Existing Credit Agreement) plus, in each case, an applicable margin. The applicable margin at December 31, 2002 on loans under the Revolving Facility and the Tranche A Term Facility was 4.00% for Eurodollar Loans (as defined in the Existing Credit Agreement) and 3.00% for ABR Loans (as defined in the Existing Credit Agreement). The applicable margin at December 31, 2002 on loans under the Tranche B Term Facility was 4.25% for Eurodollar Loans and 3.25% for ABR Loans. The Company may select interest periods of one, two, three or six months for Eurodollar Loans. If at any time the Company is in default in the payment of any amount of principal due under the Existing Credit Agreement, such amount will bear interest at 2.00% above the rate otherwise applicable. Overdue interest, fees and other amounts will bear interest at 2.00% above the rate applicable to ABR Loans.

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

     At the closing of the M&F Purchase, Ronald O. Perelman, Mafco Holdings' sole shareholder, delivered a letter to M&F Worldwide in which Mr. Perelman agreed that, if M&F Worldwide determined in its good faith reasonable judgment that Panavision were unable to make required payments of principal or interest under its Existing Credit Agreement or its Existing Notes, he or corporations under his control would provide such financial support to M&F Worldwide as may have been required by Panavision in connection with such payments of principal and interest. Pursuant to the M&F Settlement, this letter agreement was terminated on December 3, 2002.

     On March 15, 2002, the Company amended its Existing Credit Agreement to, among other things, revise certain of the financial tests and required ratios that the Company must maintain through December 31, 2002 (the "March 2002 Amendment"). As required by the March 2002 Amendment, on June 28, 2002, the Company acquired from Mafco Holdings $37.7 million principal amount of Existing Notes, which had approximately $1.5 million of accrued interest, and $10.0 million cash. In exchange, the Company issued to Mafco Holdings 49,199 shares of Series B Preferred Stock, which it contributed to the capital of PX Holding. The Series B Preferred Stock was non-voting; it had a liquidation preference of $49.2 million plus accrued and unpaid dividends; it entitled the holder to cumulative dividends at a rate of 10% per annum; and it could be redeemed by the Company at its option at any time for the liquidation preference plus accrued and unpaid dividends.

     On April 1, 2002, the Company entered into an agreement with certain holders of its Existing Notes that gave the Company the option to acquire from these holders Existing Notes with a face value of $78.4 million at a price of $650 per $1,000 of principal amount. On June 28, 2002, Mafco Holdings assumed this option from the Company and subsequently exercised the option on July 3, 2002.

     In April 2002, the Company postponed an offering of Secured Notes it had previously announced and also deferred its plans to replace its Existing Credit Agreement with a new credit agreement. As a result, the Company expensed all costs (primarily legal, accounting, advisory and lenders' fees) in connection with the refinancing. Such costs are reflected in refinancing expense in the accompanying consolidated statements of operations.

     On June 14, 2002, the Company amended its Existing Credit Agreement to, among other things, allow the Company to (1) acquire the shares of Las Palmas from M&F Worldwide in exchange for the Las Palmas Note, (2) contribute the assets of Las Palmas and certain other assets owned by the Company to the newly-formed EFILM, LLC in exchange for 80% of its membership interests (see Notes 2 and 14), and (3) allow Deluxe to purchase 20% of the EFILM, LLC membership interests for $5.2 million. In addition, certain covenants were amended.

     Effective September 30, 2002, the Company amended the Existing Credit Agreement to, among other things, reduce the minimum EBITDA the Company was required to achieve for the four fiscal quarters ending September 30, 2002 (the "September Amendment"). This provision of the September Amendment expired on March 28, 2003.

     The September Amendment also provided that it would be an event of default if (i) by February 1, 2003, an affiliate of the Company failed to make a cash equity contribution to the Company in the amount of the interest due February 1, 2003 on Existing Notes held by affiliates of the Company on that date or (ii) by March 28, 2003, the Existing Credit Agreement were not refinanced or the debt of the Company reduced, in either case by an amount acceptable to the lenders under the Existing Credit Agreement, or an affiliate of the Company failed to make a cash equity contribution to the Company in the amount of the interest which was due on February 1, 2003 on Existing Notes held by non-affiliates of the Company on that date. On January 31, 2003, Mafco Holdings made the required cash equity contribution to the Company in the amount of the interest due February 1, 2003 on the Existing Notes held by affiliates of the Company on that date in exchange for 4,372 shares of the Company's Series B Preferred Stock.

     On February 3, 2003, Mafco Holdings agreed to extend to the Company a revolving line of credit in the amount of $4.0 million, maturing March 28, 2003, at the same rate as provided for in the Revolving Facility pursuant to the Existing Credit Agreement (the "Mafco Line").

     On March 27, 2003, the Company amended its Existing Credit Agreement to, among other things, decrease minimum EBITDA for the four fiscal quarters ended December 31, 2002, specify the minimum EBITDA, decrease the minimum interest coverage ratio and increase the maximum leverage ratio required for the four fiscal quarters ending on each of March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003 (the "March 2003 Amendment"). Absent this amendment, the Company would not have been in compliance with financial covenants for the four fiscal quarters ended December 31, 2002. Under the March 2003 Amendment, certain lenders also agreed to defer amortization payments otherwise due in 2003 to March 31, 2004 such that amortization payments required of the Company in 2003 will be reduced by $20 million. The Company agreed to pay, among other fees, $2.0 million, representing 10% of the amount of deferred amortization, at closing.

     In connection with the March 2003 Amendment, Mafco Holdings contributed $90,860,000 principal amount of Existing Notes and $10.0 million in cash to the Company in exchange for 102,220 shares of Series C Cumulative Pay-in-Kind Preferred Stock, par value $0.01 per share, of the Company (the "Series C Preferred Stock"), which it contributed to the capital of PX Holding, and PX Holding contributed to the Company 53,571 shares of Series B Preferred Stock in exchange for 57,424 shares of Series C Preferred Stock. The Series C Preferred Stock is non-voting; has a liquidation preference of $1,000 per share plus accrued and unpaid dividends; and entitles the holder to cumulative dividends at a rate of 10% per annum. Mafco Holdings also agreed to extend the Mafco Line until March 31, 2004.

     Before March 31, 2004, the Company intends to seek other sources of financing on terms more favorable to the Company than under the Existing Credit Agreement, including dates of maturity, amortization schedules and/or interest rates. However, there can be no assurance that the Company will be able to secure alternate financing on such favorable terms by March 31, 2004. While the lenders under the Existing Credit Agreement have accommodated the Company to date and the Company believes that the lenders will continue to do so, there can be no assurance that they will continue to do so in March 2004 in the event alternate financing is not secured.

     Panavision is a holding company whose only material asset is the ownership interest in its subsidiaries. Panavision's principal business operations are conducted by its subsidiaries. Although there can be no assurance, the Company expects that cash flows from operations, borrowings under the Existing Credit Agreement and the Mafco Line, and cash equity contributions and advances from affiliates will be sufficient to enable the Company to meet its anticipated cash requirements through at least December 31, 2003, including operating expenses, working capital, capital expenditures, further investment in EFILM, LLC and scheduled debt service requirements. If unable to satisfy such cash requirements, the Company could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, restructuring indebtedness, or issuing additional shares of capital stock in the Company. There can be no assurance that any of such actions could be effected, or if so, on terms favorable to the Company, or that they would enable the Company to continue to satisfy its cash requirements.

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

FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K for the year ended December 31, 2002, as well as certain of the Company's other public documents and statements and oral statements, contain forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements. In addition, estimates of cost savings included in this Form 10-K are based on various assumptions that are subject to inherent uncertainty and actual cost savings could vary from these estimates. Further, the Company encourages investors to read the summary of its critical accounting policies included elsewhere herein.

     In addition to factors described in the Company's Securities and Exchange Commission filings and others, the following factors could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (a) a significant reduction in the number of feature film, commercial or series television productions; (b) competitive pressures arising from changes in technology, customer requirements, price competition and industry standards; (c) an increase in expenses related to new product initiatives and product development efforts; (d) unfavorable foreign currency fluctuations; (e) significant increases in interest rates; (f) lower-than-expected cash flows from operations; (g) difficulties or delays in developing and introducing new products or failure of the Company's customers to accept new product offerings; (h) difficulties or delays in implementing improvements in operating efficiencies; (i) delays in customer acceptance of digital laboratory services; or (j) the inability to secure capital contributions or loans from affiliates, refinance its indebtedness or sell its equity securities. The Company assumes no responsibility to update the forward-looking statements contained in this filing.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Panavision is exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect its business, results of operations and financial condition. The Company manages its exposure to these market risks through its regular operating and financing activities.

     As of December 31, 2002 and 2001, Panavision's primary net foreign currency market exposures include the Euro, British pound, French franc, Canadian dollar, Australian dollar and the New Zealand dollar. At the present time, the Company does not generally hedge against foreign currency fluctuation. Management does not foresee nor expect any significant changes in foreign currency exposure in the near future.

     As of December 31, 2002 and 2001, a 10% appreciation in foreign currency exchange rates from the prevailing market rates would increase the related net unrealized gain by $2.6 million and $2.6 million, respectively. Conversely, a 10% depreciation in these currencies from the prevailing market rates would decrease the related net unrealized gain by $2.6 million and $2.6 million, as of December 31, 2002 and 2001, respectively.

     The Company is exposed to changes in interest rates on its variable rate debt. A hypothetical 10% increase in the interest rates applicable to 2002 and 2001 would have resulted in an increase to interest expense of approximately $1.7 million and $2.4 million, respectively. Conversely, a hypothetical 10% decrease in the interest rates applicable to 2002 and 2001 would have decreased interest expense by approximately $1.7 million and $2.4 million, respectively. At December 31, 2002, the Company believes that the carrying value of its amounts payable under the Existing Credit Agreement approximate fair value based upon current yields for debt issues of similar quality and terms.

     The fair value of Panavision's fixed rate long-term debt is sensitive to changes in interest rates. Based upon a hypothetical 10% increase in the interest rate, assuming all other conditions affecting market risk remain constant, the market value of the Company's fixed rate debt would decrease approximately $1.7 million and $1.9 million at December 31, 2002 and 2001, respectively. Conversely, a hypothetical 10% decrease in the interest rate, assuming all other conditions affecting market risk remain constant, would result in an increase in market value of approximately $1.7 million and $1.9 million over the same period. Management does not foresee nor expect any significant change in its exposure to interest rate fluctuations or in how such exposure is managed in the future.

     Panavision manages its fixed and floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost-effective manner, the Company, from time to time, has entered into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based upon agreed upon notional amounts. Panavision had no interest rate swap agreements in effect at December 31, 2002.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     An index to financial statements and required financial statement schedules is set forth in Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

     The information required by Items 10, 11, 12, 13 and 16 are included in the Company's 2003 definitive proxy statement under the captions "Directors of the Company," "Executive Compensation," "Security Ownership of Certain Beneficial Holders", "Certain Relationships and Related Transactions", and "Independent Public Accountants".

ITEM 14.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

     The Company's Office of the President (the members of which perform the functions of the Chief Executive Officer) and Chief Financial Officer (who are its principal executive officers and principal financial officer, respectively) have, within 90 days prior to the filing date of this Annual Report on Form 10-K, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (as amended, the "Exchange Act")). Based upon such evaluation, the Company's Office of the President and Chief Financial Officer have concluded that such disclosure controls and procedures are generally effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and that such information is accumulated and communicated to the Company's management, including the Office of the President and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

     The Company's Office of the President and Chief Financial Officer have determined that there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. The Company intends to evaluate and assess its internal controls for financial reporting during 2003.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) & (2)  The consolidated financial statements of this Annual Report on Form 10-K can be found beginning on page F-1.

(a)(3)        See below

(b)           Reports on Form 8-K

              During the fourth quarter of 2002, the Company did not file any Current Reports on Form 8-K.

(c)           Exhibits

3.            CERTIFICATE OF INCORPORATION AND BY-LAWS

3.1 Restated Certificate of Incorporation of the Company (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.2 Restated By-Laws of the Company (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.3 Certificate of Designations, Powers, Preferences and Rights of Series A Non-Cumulative Perpetual Participating Preferred Stock of Panavision Inc. (incorporated herein by reference from Exhibit 13 from the Company's Form SC 13D/A filed on December 28, 2001).

3.4 Certificate of Designations, Powers, Preferences and Rights of Series B Cumulative Pay-in-Kind Preferred Stock of Panavision Inc. (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.            INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
              INDENTURES.

4.1 Indenture, dated as of February 11, 1998, between PX Escrow and The Bank of New York, as Trustee, relating to the Company's 95/8% Senior Subordinated Discount Notes Due 2006 (the "Indenture"). Incorporated herein by reference from the identically numbered exhibit from the Company's Registration Statement on Form S-1, Registration No. 333-59363 filed with the Securities and Exchange Commission on October 8, 1998.

4.2 First Supplemental Indenture dated June 4, 1998, among PX Escrow, the Company and the Trustee, amending the Indenture (incorporated herein by reference from the identically numbered exhibit from the Company's Registration Statement on Form S-1, Registration No. 333-59363 filed with the Securities and Exchange Commission on October 8, 1998).

4.3 Credit Agreement, dated June 4, 1998, among Panavision Inc., the several lenders named therein, Chase Securities Inc., as Advisor and Arranger, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference from the identically numbered exhibit from the Company's Current Report on Form 8-K dated June 4, 1998 and filed with the Securities and Exchange Commission on June 19, 1998).

4.4 Line of Credit Agreement dated February 3, 2003 between Panavision Inc. and MacAndrews & Forbes Holdings Inc.

4.5 Registration Rights Agreement, dated as of June 5, 1998, between Panavision Inc. and PX Holding Corporation (incorporated herein by reference from the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 1998). This document was transferred to M&F Worldwide Corp. on April 19, 2001. See exhibit 10.21 below.

4.6 First Amendment, dated as of September 30, 1998, to the Credit Agreement among Panavision Inc., the several lenders named therein, Chase Securities Inc., as Advisor and Arranger, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference from the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

4.7 Second Amendment, dated as of June 30, 1999, to the Credit Agreement among Panavision Inc., the several lenders named therein, Chase Securities Inc., as Advisor and Arranger, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference from the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

EXHIBIT
NUMBER        DESCRIPTION
------        -----------

4.8 Third Amendment, dated as of March 15, 2002, to the Credit Agreement among Panavision Inc., the several lenders named therein, J.P. Morgan Securities Inc. (formerly known as Chase Securities Inc.), as Advisor and Arranger, Credit Suisse First Boston, as Documentation Agent, and J.P. Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

4.9 Fourth Amendment, dated as of June 14, 2002, to the Credit Agreement among Panavision Inc., the several lenders named therein, J.P. Morgan Securities (formerly known as Chase Securities Inc.), as Advisor and Arranger, Credit Suisse First Boston, as Documentation Agent, and J.P. Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.10 Fifth Amendment, dated as of September 30, 2002, to the Credit Agreement among Panavision Inc., the several lenders named therein, J.P. Morgan Securities (formerly known as Chase Securities Inc.), as Advisor and Arranger, Credit Suisse First Boston, as Documentation Agent, and J.P. Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.11 Sixth Amendment, dated as of March 27, 2003, to the Credit Agreement among Panavision Inc., the several lenders named therein, Credit Suisse First Boston, as Documentation Agent, and J.P. Morgan Chase Bank, as Administrative Agent.

4.12 First Amendment, dated as of March 27, 2003, to the Line of Credit Agreement between Panavision Inc. and MacAndrews & Forbes
              Holdings Inc.

10.           MATERIAL CONTRACTS.

10.1 Panavision Inc. 1999 Stock Option Plan (incorporated herein by reference from Annex A of the Company's 1999 Definitive Proxy Statement dated March 31, 1999).

10.2 Panavision Inc. 1999 Executive Incentive Compensation Plan (incorporated herein by reference from the Company's 1999 Definitive Proxy Statement dated March 31, 1999).

10.3 Letter Agreement, dated as of March 27, 2003, between Mafco Holdings Inc., PX Holding Corporation and Panavision Inc.

10.4 Lease, dated June 13, 1995, between the Company and Trizec Warner Inc. (incorporated herein by reference from the identically numbered exhibit to the Company's Registration Statement on Form S-1, Registration No. 333-12235).

10.5 Stipulation of Settlement Agreement, dated July 26, 2002, regarding the M&F Worldwide Corp. Shareholder litigation (incorporated herein by reference from Exhibit 16 from the Company's Form SC 13D/A filed on July 29, 2002).

10.6 Common Stock Letter Agreement, dated as of December 3, 2002, by and between PX Holding Corporation and M&F Worldwide Corp. (incorporated herein by reference from Exhibit 1 from the Company's form SC 13D/A filed on December 9, 2002).

10.7 Preferred Stock Letter Agreement, dated as of December 3, 2002, by and between PX Holding Corporation and M&F Worldwide Corp. (incorporated herein by reference from Exhibit 2 from the Company's form SC 13D/A filed on December 9, 2002).

10.8 Registration Rights Agreement, dated as of December 3, 2002, by and between PX Holding Corporation and Panavision Inc. (incorporated herein by reference from Exhibit 3 from the Company's form SC 13D/A filed on December 9, 2002).

10.9 Registration Rights Termination Letter Agreement, dated as of December 3, 2002, by and between Mafco Holdings Inc. and Panavision Inc. (incorporated herein by reference from Exhibit 4 from the Company's form SC 13D/A filed on December 9, 2002).

10.10 Mafco-M&F Worldwide Note Letter Agreement, dated as of December 3, 2002, by and between Mafco Holdings Inc. and M&F Worldwide Corp. (incorporated herein by reference from Exhibit 5 from the Company's Form SC 13D/A filed on December 9, 2002).

10.11 Mafco-Pneumo Abex Corporation Letter Agreement, dated as of December 3, 2002, by and between Mafco Holdings Inc., M&F Worldwide Corp and Pneumo Abex Corporation (incorporated herein by reference from Exhibit 6 from the Company's form SC 13D/A filed on December 9, 2002).

EXHIBIT
NUMBER        DESCRIPTION
------        -----------

10.12 Employment Agreement, dated October 15, 2002, between Panavision Inc. and Bobby G. Jenkins, Executive Vice President and Chief Financial Officer.

10.13 Employment Agreement, dated September 1, 2002, between Panavision Inc. and Eric W. Golden, Executive Vice President and General Counsel.

10.14 Letter Agreement, dated as of January 31, 2003, between Mafco Holdings Inc., PX Holding Corporation and Panavision Inc.

10.16 Tax Sharing Agreement, dated as of February 1, 1999, between Mafco Holdings Inc. and Panavision Inc. (incorporated herein by reference from the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 1998). This agreement covers the period February 1, 1999 through April 18, 2001.

10.17 Stock and Warrant Purchase Agreement dated July 26, 2000 by and between Sony Electronics Inc. and Panavision Inc. (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.18 Warrant No. W-1, dated July 26, 2000, Warrant for Purchase of Shares of Common Stock from Panavision Inc. by Sony Electronics Inc. (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.19 Panavision Inc. Stockholders Agreement dated July 26, 2000 by and among Panavision Inc. and Sony Electronics Inc. (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.20 Registration Rights Agreement dated July 26, 2000 by and between Panavision Inc. and Sony Electronics Inc. (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.21 Registration Rights Transfer Agreement, dated as of April 19, 2001, by and between PX Holding Corporation, Panavision Inc. and M&F Worldwide Corp. (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001). This agreement was later cancelled effective December 3, 2002 as part of the M&F Settlement.

10.22 Tax Sharing Agreement, dated as of April 19, 2001, by and amount Panavision Inc., certain of its subsidiaries and M&F Worldwide Corp (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001). This agreement covers the period April 19, 2001 through December 2, 2002.

10.23 M&F Worldwide Corp. Letter, dated as of April 19, 2001, delivered by M&F Worldwide Corp. to Panavision Inc., together with Mafco Letter Agreement, dated as of April 19, 2001, by and between Mafco Holdings Inc. and M&F Worldwide Corp. (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001). This agreement was later cancelled effective December 3, 2002 as part of the M&F Settlement.

10.24 Mafco Letter Agreement, dated as of December 21, 2001, between Mafco Holdings Inc. and M&F Worldwide Corp. (incorporated herein by reference from Exhibit 11 from the Company's Form SC 13D/A filed on December 28, 2001). This agreement was later cancelled effective December 3, 2002 as part of the M&F Settlement.

10.25 M&F Worldwide Letter Amendment, dated as of December 21, 2001, delivered by M&F Worldwide Corp. to Panavision Inc. (incorporated herein by reference from Exhibit 12 from the Company's Form SC 13D/A filed on December 28, 2001). This agreement was later cancelled effective December 3, 2002 as part of the M&F Settlement.

10.26 Registration Rights Agreement Amendment Letter, dated as of December 21, 2001, between Panavision Inc. and M&F Worldwide Corp. (incorporated herein by reference from Exhibit 14 from the Company's Form SC 13D/A filed on December 28, 2001). This agreement was later cancelled effective December 3, 2002 as part of the M&F Settlement.

10.27 Registration Rights Agreement Amendment Letter, dated as of December 21, 2001, between PX Holding Corporation and M&F Worldwide Corp. (incorporated herein by reference from the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 2001). This agreement was later cancelled effective December 3, 2002 as part of the M&F Settlement.

EXHIBIT
NUMBER        DESCRIPTION
------        -----------
10.28         Letter Agreement relating to the Mafco Disbursement, dated
              December 21, 2001, between Mafco Holdings, Inc. and M&F Worldwide
              Corp. (incorporated herein by reference from the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 2001). This agreement was later cancelled effective December 3, 2002 as part of the M&F
              Settlement.

10.29 Letter Agreement, dated June 27, 2002, between Mafco Holdings Inc. and Panavision Inc. (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

21.           SUBSIDIARIES.

21.1          Subsidiaries of the Company.

23.           CONSENTS

23.1          Consent of Ernst & Young LLP

24.           POWERS OF ATTORNEY.

24.1          Power of Attorney executed by Ronald O. Perelman

24.2          Power of Attorney executed by Philip E. Beekman

24.3          Power of Attorney executed by Donald G. Drapkin

24.4          Power of Attorney executed by Edward Grebow

24.5          Power of Attorney executed by James R. Maher

24.6          Power of Attorney executed by Martin D. Payson

24.7          Power of Attorney executed by Patrick Whittingham

24.8          Power of Attorney executed by Robert S. Wiesenthal

24.9          Power of Attorney executed by Kenneth Ziffren

99.           MISCELLANEOUS

99.1           Certification of Office of the President pursuant to U.S.C.
               Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2           Certification of Office of the President pursuant to U.S.C.
               Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.3           Certification of Office of the President pursuant to U.S.C.
               Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.4 Certification of Office of the CFO pursuant to U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.5 Press Release dated December 3, 2002 (incorporated herein by reference from Exhibit 7 from the Company's Form SC 13D/A filed December 9, 2002).

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                              Panavision Inc.



Date:    March 28, 2003                   By: /s/ ERIC W. GOLDEN
                                             -------------------------
                                                  Eric W. Golden
                                                  Office of the President

                                          By: /s/ BOBBY G. JENKINS
                                             -------------------------
                                                  Bobby G. Jenkins
                                                  Office of the President

                                          By: /s/ WILL T. PAICE
                                             -------------------------
                                                  Will T. Paice
                                                  Office of the President

                                          By: /s/ BOBBY G. JENKINS
                                             -------------------------
                                                  Bobby G. Jenkins
                                                  Executive Vice President,
                                                  Chief Financial Officer and
                                                  principal accounting officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

               SIGNATURE                                  TITLE                              DATE
               ---------                                  -----                              ----
                   *                          Chairman of the Board and Director        March 28, 2003
----------------------------------------
           Ronald O. Perelman

/s/           BOBBY G. JENKINS                Executive Vice President and              March 28, 2003
----------------------------------------      Chief Financial Officer
            Bobby G. Jenkins

                   *                          Director                                  March 26, 2003
----------------------------------------
           Philip E. Beekman

                   *                          Director                                  March 28, 2003
----------------------------------------
           Donald G. Drapkin

                   *                          Director                                  March 28, 2003
----------------------------------------
             Edward Grebow

                   *                          Director                                  March 28, 2003
----------------------------------------
             James R. Maher

                   *                          Director                                  March 28, 2003
----------------------------------------
            Martin D. Payson

                   *                          Director                                  March 28, 2003
----------------------------------------
          Patrick Whittingham

                   *                          Director                                  March 28, 2003
----------------------------------------
          Robert S. Wiesenthal

                   *                          Director                                  March 28, 2003
----------------------------------------
            Kenneth Ziffren


         *Bobby G. Jenkins, by signing his name hereto, does hereby execute this Form 10-K on behalf of the directors of the Registrant indicated above by asterisks, pursuant to powers of attorney duly executed by such directors and filed as exhibits to the Form 10-K.

                                                    By:/s/  BOBBY G. JENKINS
                                                       -------------------------
                                                            Bobby G. Jenkins
                                                            Attorney-in-fact

                                 PANAVISION INC.


                                  CERTIFICATION


I, Bobby G. Jenkins, certify that:

     1.   I have reviewed this Annual Report on Form 10-K of Panavision Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                           By:      /S/  BOBBY G. JENKINS
      --------------------                         --------------------------
                                               Name:    Bobby G. Jenkins
                                               Title:   Office of the President

                                 PANAVISION INC.


                                  CERTIFICATION


I, Eric W. Golden, certify that:

     1.   I have reviewed this Annual Report on Form 10-K of Panavision Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                         By:      /S/  ERIC W. GOLDEN
     ----------------------                      ----------------------------
                                             Name:    Eric W. Golden
                                             Title:   Office of the President

                                 PANAVISION INC.


                                  CERTIFICATION


I, Will T. Paice, certify that:

     1.   I have reviewed this Annual Report on Form 10-K of Panavision Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                    By:      /S/  WILL T. PAICE
     ----------------------                 -------------------------------
                                        Name:    Will T. Paice
                                        Title:   Office of the President

                                 PANAVISION INC.


                                  CERTIFICATION


I, Bobby G. Jenkins, certify that:

     1.   I have reviewed this Annual Report on Form 10-K of Panavision Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                      By:      /S/  BOBBY G. JENKINS
     -----------------------                  --------------------------
                                          Name:    Bobby G. Jenkins
                                          Title:   Executive Vice President and
                                                   Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES


                                                                                                            PAGE
                                                                                                            ----
Report of Independent Auditors...............................................................................F-2

Consolidated Statements of Operations - Year ended December 31, 2002, period from January 1, 2001 to
April 19, 2001 (Pre-M&F Purchase) and period from April 20, 2001 to December 31, 2001 (Post-M&F Purchase)
and Year Ended December 31, 2000.............................................................................F-3

Consolidated Balance Sheets-December 31, 2002 and 2001.......................................................F-4

Consolidated Statements of Stockholders' Equity/(Deficiency)--Years Ended December 31, 2002, 2001 and 2000...F-5

Consolidated Statements of Cash Flows - Year ended December 31, 2002, period from January 1, 2001 to
April 19, 2001 (Pre-M&F Purchase) and period from April 20, 2001 to December 31, 2001 (Post-M&F Purchase)
and Year Ended December 31, 2000.............................................................................F-6

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

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Panavision Inc.

We have audited the accompanying consolidated balance sheets of Panavision Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity/(deficiency), and cash flows for the year ended December 31, 2002, the period from January 1, 2001 to April 19, 2001 (Pre-M&F Purchase) and the period from April 20, 2001 to December 31, 2001 (Post-M&F Purchase) and for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Panavision Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the year ended December 31, 2002, the period from January 1, 2001 to April 19, 2001 (Pre-M&F Purchase) and the period from April 20, 2001 to December 31, 2001 (Post-M&F Purchase) and for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As more fully described in Note 1, the Company changed its method of accounting for goodwill and indefinite-lived intangible assets as of January 1, 2002.

                                                   ERNST & YOUNG LLP

Los Angeles, California
March 27, 2003

                                 Panavision Inc.

                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                YEAR ENDED DECEMBER 31, 2001
                                               --------------------------------
                                                  PRE-M&F          POST-M&F
                                                  PURCHASE         PURCHASE
                                                 ------------     ------------
                                 YEAR           PERIOD FROM      PERIOD FROM        YEAR
                                 ENDED           JANUARY 1       APRIL-20-TO        ENDED
                               DECEMBER 31,     TO APRIL 19,     DECEMBER 31,     DECEMBER 31,
                                  2002             2001             2001             2000
                               ------------     ------------     ------------     ------------
Camera rental                  $ 122,223        $  45,660        $  78,978        $ 130,047
Lighting rental                   32,844            9,629           22,118           40,289
Sales and other                   38,115           10,520           23,905           34,292
                               ---------        ---------        ---------        ---------
Total renta revenue and
   sales                         193,182           65,809          125,001          204,628
Cost of camera rental             62,482           18,089           40,506           61,119
Cost of lighting rental           27,524            8,234           18,279           29,962
Cost of sales and other           24,034            5,681           13,610           19,214
                               ---------        ---------        ---------        ---------
Gross margin                      79,142           33,805           52,606           94,333

Selling, general and
   administrative expenses        55,274           16,987           42,516           57,376

Research and development
   expenses                        4,436            1,841            3,136            6,163
                               ---------        ---------        ---------        ---------
Operating income                  19,432           14,977            6,954           30,794
Interest income                      425              269              248              359
Interest expense                 (33,452)         (14,771)         (27,876)         (48,614)
Foreign exchange gain (loss)         995             (748)             216           (2,195)
Refinancing expense               (4,523)            --               --               --
Other, net                         1,899              796              422              892
                               ---------        ---------        ---------        ---------
Income (loss) before income
   taxes                         (15,224)             523          (20,036)         (18,764)

Income tax benefit
   (provision)                     4,145           (1,011)           6,511           (4,881)
                               ---------        ---------        ---------        ---------

Net loss                       $ (11,079)       $    (488)       $ (13,525)       $ (23,645)
                               =========        =========        =========        =========
Net loss attributable to
   common stockholders         $ (13,936)       $    (488)       $ (13,525)       $ (23,645)
                               =========        =========        =========        =========
Net loss per share - basic
   and diluted                 $   (1.59)       $   (0.06)       $   (1.54)       $   (2.83)
                               =========        =========        =========        =========

Shares  used in  computation
   - basic and diluted             8,770            8,770            8,770            8,366


                             See accompanying notes.

                                 Panavision Inc.

                           Consolidated Balance Sheets

                        (In thousands, except share data)

                               ASSETS                                                     DECEMBER 31,
                                                                                      2002         2001
                                                                                  -----------------------
Current assets:
   Cash and cash equivalents                                                       $  12,647    $   2,048
   Accounts receivable (net of allowance of $1,634 in 2002 and $1,414 in              27,542       22,757
                                                                                                     2001)
   Inventories                                                                        10,417       10,136
   Prepaid expenses                                                                    3,708        2,919
   Due from affiliate                                                                  2,548          978
   Other current assets                                                                1,614          903
                                                                                   ---------    ---------
Total current assets                                                                  58,476       39,741

   Property, plant and equipment, net                                                223,394      233,678
   Goodwill, net                                                                     268,280      248,125
   Patents and trademarks, net                                                        67,574       66,662
   Note due from affiliate                                                               313           --
   Other assets                                                                       15,130       13,010
                                                                                   ---------    ---------
Total assets                                                                       $ 633,167    $ 601,216
                                                                                   =========    =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                $   6,695    $   7,930
   Accrued liabilities                                                                28,451       16,512
   Due to affiliate                                                                      513        2,076
   Current maturities of long-term debt                                               22,815       23,680
                                                                                   ---------    ---------
Total current liabilities                                                             58,474       50,198

Long-term debt                                                                       408,625      448,623
Note payable to affiliate                                                              7,039           --
Deferred tax liabilities                                                              25,366       24,406
Other liabilities                                                                      8,592        2,664
Due to related parties                                                                 1,209           --

Commitments and contingencies

Redeemable  Series B Cumulative  Pay-in-Kind  Preferred  Stock,  $0.01 par
   value; 100,000 shares authorized;  49,199 shares issued and outstanding at December 31, 2002,  (liquidation preference of $1,000 per share plus
   accrued and unpaid dividends)                                                      51,733           --

Stockholders' equity:
   Series A Non-Cumulative Perpetual Participating Preferred Stock, $0.01 par
     value; 2,000,000 shares authorized; 1,381,690 shares issued and outstanding at December 31, 2002 and 2001 (liquidation preference of
     $1 per share plus declared and unpaid dividends)                                     14           14
   Common Stock, $0.01 par value; 50,000,000 shares authorized; 8,769,919
     shares issued and outstanding at December 31, 2002 and 2001                          88           88
   Additional paid-in capital                                                        189,476      187,151
   Revaluation capital                                                               333,199      333,135
   Accumulated deficit                                                              (444,039)    (432,960)
   Accumulated other comprehensive loss                                               (6,609)     (12,103)
                                                                                   ---------    ---------
     Total stockholders' equity                                                       72,129       75,325
                                                                                   ---------    ---------
Total liabilities and stockholders' equity                                         $ 633,167    $ 601,216
                                                                                   =========    =========

                             See accompanying notes

                                 Panavision Inc.

          Consolidated Statements of Stockholders' Equity/(Deficiency)

                                 (In thousands)

                                         Preferred Stock      Common Stock
                                      --------------------------------------
                                         Shares                 Shares
                                         Issued                 Issued                Addiitonal
                                          and                     and                   Paid-in  Revaluation   Accumulated
                                      Outstanding  Amount      Outstanding   Amount     Capital     Capital       Deficit
                                      -------------------------------------------------------------------------------------
   Balance at January 1, 2000              --      $    --         8,056   $      81   $ 168,032    $    --    $ (395,302)

   Comprehensive loss:
     Net loss                              --           --          --          --          --           --       (23,645)
     Foreign currency translation
      adjustment                           --           --          --          --          --           --          --

   Total comprehensive loss

   Stock option compensation               --           --          --          --           117         --          --
   Net proceeds from the issuance
     of shares                             --           --           714           7       9,738         --          --
                                      -------------------------------------------------------------------------------------
Balance at December 31, 2000               --           --         8,770          88     177,887         --      (418,947)
   Comprehensive loss:
     Net loss (Pre-M&F Purchase)           --           --          --          --          --           --          (488)
     Net loss (Post-M&F Purchase)          --           --          --          --          --           --       (13,525)
     Foreign currency translation
      adjustment                           --           --          --          --          --           --          --

   Total comprehensive loss                --           --          --          --          --           --          --

   Issuance of Series A
     Non-Cumulative Perpetual
     Participating Preferred
     Stock                                1,382           14        --          --         9,264         --          --

   Revaluation capital                     --           --          --          --          --        333,135        --
                                      -------------------------------------------------------------------------------------
Balance at December 31, 2001              1,382           14       8,770          88     187,151      333,135    (432,960)
   Comprehensive loss:
     Net loss                              --           --          --          --          --           --       (11,079)
     Foreign currency translation
      adjustment                           --           --          --          --          --           --          --

   Total comprehensive loss                --           --          --          --          --           --          --
   Accreted dividend on Redeemable
     Series B Preferred Stock              --           --          --          --        (2,857)        --          --
   Non-cash distribution to M&F
      Worldwide in connection with
      the                                  --           --          --          --        (1,414)        --          --
      purchase of Las Palmas
   Revaluation capital adjustment          --           --          --          --          --             64        --
   Non-cash contribution of
     services by                           --           --          --          --            75         --          --
       Mafco Holdings
   Contribution of net operating
     loss                                  --           --          --          --         6,521         --          --
     carryforwards by M&F Worldwide
                                      -------------------------------------------------------------------------------------
Balance at December 31, 2002              1,382    $      14       8,770   $      88   $ 189,476    $ 333,199   $(444,039)
                                      =====================================================================================



                                      Accumulated
                                         Other
                                      Comprehensive   Equity/
                                           Loss    (Deficiency)
                                     --------------------------
   Balance at January 1, 2000          $  (4,051)   $(231,240)

   Comprehensive loss:
     Net loss                                --        (23,645)
     Foreign currency translation
      adjustment                           (5,279)      (5,279)
                                                     ---------
   Total comprehensive loss                            (28,924)
                                                     =========
   Stock option compensation                 --            117
   Net proceeds from the issuance
     of shares                               --          9,745
                                     --------------------------
Balance at December 31, 2000               (9,330)    (250,302)
   Comprehensive loss:
     Net loss (Pre-M&F Purchase)             --           (488)
     Net loss (Post-M&F Purchase)            --        (13,525)
     Foreign currency translation
      adjustment                           (2,773)      (2,773)
                                                     ---------
   Total comprehensive loss                  --        (16,786)
                                                     =========
   Issuance of Series A
     Non-Cumulative Perpetual
     Participating Preferred
     Stock                                   --          9,278

   Revaluation capital                       --        333,135
                                     --------------------------
Balance at December 31, 2001              (12,103)      75,325
   Comprehensive loss:
     Net loss                                --        (11,079)
     Foreign currency translation
      adjustment                            5,494        5,494
                                                     ---------
   Total comprehensive loss                  --         (5,585)
   Accreted dividend on Redeemable
     Series B Preferred Stock                --         (2,857)
   Non-cash distribution to M&F
      Worldwide in connection with
      the                                    --         (1,414)
      purchase of Las Palmas
   Revaluation capital adjustment            --             64
   Non-cash contribution of
     services by                             --             75
       Mafco Holdings
   Contribution of net operating
     loss                                    --          6,521
     carryforwards by M&F Worldwide
                                     --------------------------
Balance at December 31, 2002            $  (6,609)   $  72,129
                                     ==========================




                             See accompanying notes

                                 Panavision Inc.

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                 YEAR ENDED DECEMBER 31, 2001
                                                                 ----------------------------
                                                                    PRE-M&F         POST-M&F
                                                                    PURCHASE        PURCHASE
                                                                 -------------    ------------
                                                    YEAR          PERIOD FROM     PERIOD FROM         YEAR
                                                    ENDED          JANUARY 1      APRIL 20 TO         ENDED
                                                 DECEMBER 31,     TO APRIL 19,    DECEMBER 31,     DECEMBER 31,
                                                     2002             2001            2001            2000
                                                 ------------    -------------    ------------     ------------
OPERATING ACTIVITIES
Net loss                                          $(11,079)        $   (488)        $(13,525)        $(23,645)
Adjustments to derive net cash provided by
   operating activities:
     Depreciation and amortization                  43,529           11,518           36,412           37,926
     Gain on sale of property and equipment         (1,696)            (798)            (550)          (1,196)
     Amortization of discount on subordinated        1,480            5,707           13,632           17,659
       notes
     Deferred income tax (benefit) provision        (7,369)            --            (10,070)              45
     Changes in operating assets and
       liabilities:
       Accounts receivable                          (4,785)            (277)           8,631           (1,136)
       Inventories                                    (281)              84              (60)             206
       Prepaid expenses and other current           (1,500)            (411)             327               99
         assets
       Due from affiliate                           (1,570)              70              171             (511)
       Accounts payable                             (1,235)          (1,335)           1,996             (504)
       Accrued liabilities                          11,939           (2,831)          (5,587)           1,426
       Due to affiliate                             (1,563)            --              1,842               16
     Other, net                                     (2,519)             (14)          (1,167)          (5,633)
                                                 ---------         --------         --------         --------
Net cash provided by operating activities           23,351           11,225           32,052           24,752

INVESTING ACTIVITIES
Capital expenditures                               (25,202)         (10,462)         (16,145)         (30,746)
Proceeds from dispositions of fixed assets           2,910              780              820            1,768
                                                 ---------         --------         --------         --------
Net cash used in investing activities              (22,292)          (9,682)         (15,325)         (28,978)

FINANCING ACTIVITIES
Borrowings under notes payable and credit
   agreement                                        32,226            6,700            7,200           30,500
Repayments of notes payable and credit
   agreement                                       (35,816)          (7,331)         (27,592)         (36,212)
Deferred financing costs                            (2,228)            --               --               --
Proceeds from issuance of Series B Preferred        10,000             --               --               --
   Stock
Investment by Deluxe Laboratories in EFILM,          5,200             --               --               --
   LLC
Issuance of shares to Sony (net of transaction
   costs)                                             --               --               --              9,745
                                                 ---------         --------         --------         --------
Net cash (used in) provided by financing             9,382             (631)         (20,392)           4,033
   activities
Effect of exchange rate changes on cash                158             (249)              69             (243)
                                                 ---------         --------         --------         --------
Net increase (decrease) in cash and cash
   equivalents                                      10,599              663           (3,596)            (436)
Cash and cash equivalents at beginning of
   period                                            2,048            4,981            5,644            5,417
                                                 ---------         --------         --------         --------
Cash and cash equivalents at end of period        $ 12,647         $  5,644         $  2,048         $  4,981
                                                 =========         ========         ========         ========


                             See accompanying notes

                                 Panavision Inc.

                      Consolidated Statements of Cash Flows

                        (In thousands, except share data)


                                                              YEAR ENDED DECEMBER 31, 2001
                                                             ------------------------------
                                                                PRE-M&F         POST-M&F
                                                                PURCHASE        PURCHASE
                                                             --------------  --------------
                                                 YEAR         PERIOD FROM      PERIOD FROM          YEAR
                                                 ENDED          JANUARY 1      APRIL 20 TO          ENDED
                                              DECEMBER 31,     TO APRIL 19,    DECEMBER 31,       DECEMBER 31,
                                                 2002              2001            2001              2000
                                             -------------    -------------    ------------       ------------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid during the period               $  23,299        $   9,184        $  15,716           $ 30,867
Income taxes paid during the period               2,597            1,217            2,911              3,006


         SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
         In June 2002, the Company issued 49,199 shares of Series B Preferred Stock in exchange for $10,000 in cash and $37,726 principal amount at maturity of Existing Notes plus unpaid accrued interest of $1,473. For the year ended December 31, 2002, an accreted dividend of $2,857 was recorded.

         In July 2002, the Company purchased Las Palmas Productions, Inc. from M&F Worldwide by issuing a $6.7 million note payable (see Note 2).


         SUPPLEMENTAL NON-CASH INFORMATION
         The following sets forth the changes in assets and liabilities resulting from the purchase price allocation in connection with the M&F Purchase in 2001 (see Note 2):

                                                             INCREASE
                                                            (DECREASE)
                                                            ----------
         Property, plant and equipment                      $  40,783
         Goodwill                                             260,006
         Trademarks                                            68,612
         Other                                                 (2,838)
         Long-term debt                                         3,847
         Deferred tax assets                                   15,553
         Deferred tax liabilities                              45,134


       In December 2001, the Company issued 1,381,690 shares of Series A Non-Cumulative Perpetual Participating Preferred Stock in exchange for $24.5 million principal amount of 95/8% Senior Subordinated Discount Notes due 2006 (see Note 2).

       In 2002, goodwill was increased by $14.9 million and deferred tax liabilities were increased by $18.2 million relating to differences in book and tax basis of assets that were not recorded at the time of the M&F Purchase.

       In 2002, M&F Worldwide contributed net operating loss carryforwards amounting to $6.5 million (see Note 6).









                             See accompanying notes

                                 Panavision Inc.

                   Notes to Consolidated Financial Statements
                                December 31, 2002



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Panavision Inc. ("Panavision" or the "Company") is a leading designer, manufacturer and supplier of high-precision camera systems, comprising cameras, lenses and accessories, for the motion picture and television industries. The Company rents its products through its owned-and-operated facilities in North America, Europe, and the Asia Pacific region, as well as through a worldwide agent network. In addition to manufacturing and renting camera systems, the Company also rents lighting, lighting grip, power distribution, generation and related transportation equipment and sells lighting filters and other color correction and diffusion filters. Panavision also owns and operates EFILM, a digital laboratory (see Note 14).

The Company is an indirect majority-owned subsidiary of Mafco Holdings Inc. ("Mafco Holdings" or "Parent"), a corporation whose sole stockholder is Ronald
O. Perelman. All of the Company's operations are conducted through its subsidiaries.

As also described in Note 2, on April 19, 2001, M&F Worldwide Corp. ("M&F Worldwide") purchased from PX Holding Corporation ("PX Holding"), a wholly owned subsidiary of Mafco Holdings, all 7,320,225 shares (the "Purchased Shares") of the Company's Common Stock held by PX Holding (the "M&F Purchase"). The Purchased Shares constituted approximately 83.5% of the Company's then outstanding Common Stock. The aggregate consideration for the Purchased Shares consisted of (a) 1,500,000 shares of M&F Worldwide common stock; (b) 6,182,153 shares of M&F Worldwide preferred stock; and (c) $80,000,000 in cash. As a result of the purchase, Mafco Holdings increased its indirect interest in M&F Worldwide to a majority position.

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

In connection with the M&F Purchase, the carrying values of Panavision's assets and liabilities were changed to reflect the fair values of the assets and liabilities as of the acquisition date to the extent of M&F Worldwide's 83.5% controlling interest. The remaining 16.5% was reported using Panavision's historical basis.

During 2001, certain shareholders of M&F Worldwide brought lawsuits against M&F Worldwide and its directors challenging the M&F Purchase as an alleged breach of fiduciary duty and sought, among other things, rescission of the M&F Purchase transaction. One of the shareholders dismissed his lawsuit pursuant to a settlement.

                                 Panavision Inc.

                   Notes to Consolidated Financial Statements
                                December 31, 2002

On December 3, 2002, the remaining parties to the litigation consummated a Stipulation of Settlement (the "M&F Settlement") whereby Mafco Holdings acquired
(1) through PX Holding, the shares of the Company's Common Stock that M&F Worldwide had purchased in April 2001, (2) the shares of the Company's Series A Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock") that M&F Worldwide acquired in December of 2001, (3) the 95/8% Senior Subordinated Discount Notes due 2006 (the "Existing Notes") that a subsidiary of M&F Worldwide acquired in November of 2001, and (4) the note in the amount of $6.7 million (the "Las Palmas Note") that the Company issued to M&F Worldwide on its acquisition of the shares of Las Palmas Productions, Inc. ("Las Palmas") (see Note 14). In addition, all agreements to which M&F Worldwide entered into in connection with the M&F Purchase and the December 2001 issuance of the Series A Preferred Stock, were terminated.

Thus, after the consummation of the M&F Settlement, the Company ceased being a subsidiary of M&F Worldwide. Mafco Holdings, after giving effect to the M&F Settlement, indirectly controls 85.7% of the voting shares of the Company. The M&F Settlement did not have a significant impact on the recorded values of the Company's assets or liabilities since the transaction was between parties under common control.

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

PROPERTY, PLANT AND EQUIPMENT
With the exception of rental assets, which were adjusted in connection with the M&F Purchase, property,

                                 Panavision Inc.

                   Notes to Consolidated Financial Statements
                                December 31, 2002

plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Additions, improvements and replacements that extend asset life are capitalized.

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

Depreciation is provided principally over the following useful lives:


     Buildings and improvements                           10-30 years
     Rental assets                                         3-20 years
     Machinery and equipment                               3-10 years
     Furniture and fixtures                                5-10 years

Depreciation expense amounted to $39.0 million, $10.2 million, $25.0 million and $34.2 million for 2002, the Pre-M&F Purchase period, the Post-M&F Purchase period and 2000, respectively.

GOODWILL AND INTANGIBLE ASSETS
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. Under the rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their estimated useful lives.

The Company adopted SFAS 141 and SFAS 142 as of January 1, 2002. Amortization of goodwill was discontinued as of January 1, 2002. In addition, the Company's tradename was determined to have an indefinite useful life and, therefore, amortization of this asset was discontinued as of January 1, 2002.

The Company performed an impairment test relating to its goodwill and tradename as of January 1, 2002 and October 1, 2002 and found that the fair values of its goodwill and its tradename are in excess of carrying value.

                                 Panavision Inc.

                   Notes to Consolidated Financial Statements
                                December 31, 2002

A reconciliation of reported net loss to net loss adjusted to reflect the impact of the discontinuance of the amortization of goodwill and tradename for the years ended December 31, 2001 and 2000 is as follows (in thousands except per share data).

                                                        PRE-M&F           POST-M&F
                                                        PURCHASE          PURCHASE
                                                   ------------------- ----------------
                                                      PERIOD FROM        PERIOD FROM
                                                       JANUARY 1         APRIL 20 TO     YEAR ENDED
                                                      TO APRIL 19,       DECEMBER 31,    DECEMBER 31,
                                                          2001              2001            2000
                                                      ------------       ------------    ------------
Reported net loss                                       $   (488)         $(13,525)       $(23,645)
Add back: goodwill and tradename amortization                103             9,074             442
                                                        --------          --------        --------
Adjusted net loss                                       $   (385)         $ (4,451)       $(23,203)
                                                        ========          ========        ========
Adjusted loss per share                                 $  (0.04)         $  (0.51)       $  (2.77)
                                                        ========          ========        ========

Goodwill recognized in business combinations accounted for as purchases was amortized through December 31, 2001, on a straight-line basis over periods ranging from 4 to 30 years. As of December 31, 2001, goodwill was $248.1 million, net of accumulated amortization of $6.2 million. Goodwill amortization expense amounted to $0.3 million, $6.2 million and $1.2 million for the Pre-M&F Purchase period, the Post-M&F Purchase period and 2000, respectively. Goodwill is principally related to the M&F Purchase (see Note 2).

Patents and trademarks are being amortized on a straight-line basis over their estimated useful lives ranging from 5 to 12 years. Amortization expense amounted to $0.4 million, $0.2 million, $3.6 million and $0.3 million for 2002, the Pre-M&F Purchase period, the Post-M&F Purchase period and 2000, respectively. Accumulated amortization was $4.0 million and $3.6 million at December 31, 2002 and 2001, respectively.

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

INCOME TAXES

Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109") (see Note 6). Under this method, deferred tax assets and liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. As of December 31, 2002, the

                                 Panavision Inc.

                   Notes to Consolidated Financial Statements
                                December 31, 2002


Company's accumulated foreign earnings were approximately $12.0 million. The Company has provided deferred income taxes, including withholding taxes, on undistributed Canadian earnings totaling approximately $6.4 million. All other foreign earnings are permanently reinvested.

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

ADVERTISING COSTS

For the year ended December 31, 2002, the Pre-M&F Purchase period, Post-M&F Purchase period, and the year ended December 31, 2000, advertising costs amounted to $1.6 million, $0.4 million, $1.1 million and $2.3 million, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Advertising costs are expensed as incurred.

FREIGHT COSTS

For the year ended December 31, 2002, the Pre-M&F Purchase period, the Post-M&F Purchase period, and the year ended December 31, 2000, freight costs amounted to $1.8 million, $0.5 million, $1.2 million and $2.3 million, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

COMPREHENSIVE LOSS
For the year ended December 31, 2002, the Pre-M&F Purchase period, the Post-M&F Purchase period, and the year ended December 31, 2000, comprehensive loss amounted to $(5,585,000), $(3,537,000), $(13,249,000), and $(28,924,000),
respectively. The difference between net loss and comprehensive loss relates to the change in the Company's foreign currency translation adjustments.

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

                                 Panavision Inc.

                   Notes to Consolidated Financial Statements
                                December 31, 2002

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


The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share data):

                                                                   YEAR ENDED DECEMBER 31, 2001`
                                                              --------------------------------------
                                                                PRE-M&F PURCHASE  POST-M&F PURCHASE
                                                              ------------------  ------------------
                                                                 PERIOD FROM         PERIOD FROM
                                              YEAR ENDED        JANUARY 1 TO         APRIL 20 TO       YEAR ENDED
                                             DECEMBER 31,         APRIL 19,         DECEMBER 31,      DECEMBER 31,
                                                 2002               2001                2001              2000
                                          ------------------- ------------------  ------------------  -------------
Numerator:
     Net loss                                   $(11,079)        $   (488)           $(13,525)          $(23,645)
     Accreted dividends on Redeemable
       Series B Preferred Stock                   (2,857)              --                  --                 --
                                                --------         --------            --------           --------
     Numerator for basic and diluted loss
       per share - net loss attributable
       to Common stockholders                   $(13,936)        $   (488)           $(13,525)          $(23,645)
                                                ========         ========            ========           ========

Denominator:
     Denominator for basic loss per share-         8,770            8,770               8,770              8,366
       weighted average shares
     Effect of dilutive securities -
       stock options and warrants                     --               --                  --                 --
                                                --------         --------            --------           --------
     Denominator for diluted loss per share -
       adjusted weighted average shares            8,770            8,770            $  8,770              8,366
                                                ========         ========            ========           ========
Basic  loss per share                           $  (1.59)        $  (0.06)           $  (1.54)          $  (2.83)
                                                ========         ========            ========           ========
Diluted loss per share                          $  (1.59)        $  (0.06)           $  (1.54)          $  (2.83)
                                                ========         ========            ========           ========

                                 Panavision Inc.

                   Notes to Consolidated Financial Statements
                                December 31, 2002

For the year ended December 31, 2002, the Pre-M&F Purchase period and the Post-M&F Purchase period, outstanding stock options and warrants to purchase 992,000 and 713,400 shares, respectively, were excluded from the calculation of diluted loss per share as their effect would have been antidilutive. For the year ended December 31, 2000, outstanding stock options and warrants to purchase 1,225,333 and 713,400 shares, respectively, were excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

STOCK-BASED BENEFITS

The Company follows the provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. Through the year ended December 31, 2002, the Company has elected to continue to apply APB 25 in accounting for its stock option grants.

In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of the Company's common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company. For awards that generate compensation expense as defined under APB 25, the Company calculates the amount of compensation expense and recognizes the expense over the vesting period of the award.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), which amends SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company has complied with the disclosure requirements of SFAS 148 and will determine whether it will adopt the fair value based method of accounting for stock-based employee compensation.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provision of FASB No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share data):

                                 Panavision Inc.

                   Notes to Consolidated Financial Statements
                                December 31, 2002

                                                         PRE-M&F        POST-M&F
                                                        PURCHASE        PURCHASE
                                                     ----------------------------------
                                                       PERIOD FROM      PERIOD FROM
                                      YEAR ENDED       JANUARY 1 TO     APRIL 20 TO          YEAR ENDED
                                     DECEMBER 31,       APRIL 19,      DECEMBER 31,         DECEMBER 31,
                                         2002              2001             2001                2000
                                   ----------------- ----------------------------------   -----------------
Net loss as reported                  $(11,079)         $   (488)       $(13,525)           $(23,645)
Add: stock-based employee
   compensation expense included
   in reported net loss                     --                --              --                 117

Deduct: total stock-based employee
   compensation expense determined
   under fair value method of all
   awards                                  (15)              (59)            (62)               (563)
                                      --------          --------        --------            --------
Pro forma net loss                    $(11,094)         $   (547)       $(13,587)           $(24,091)
                                      ========          ========        ========            ========
Pro forma net loss  attributable to
   common stockholders                $(13,951)         $   (547)       $(13,587)           $(24,091)
                                      ========          ========        ========            ========
Shares used in  computation - basic
   and diluted                           8,770             8,770           8,770               8,366
                                      ========          ========        ========            ========
Loss per share:
   Basic and diluted net loss per
     share - as reported              $  (1.59)         $  (0.06)       $  (1.54)           $  (2.83)
   Basic and diluted net loss per
     share - pro forma                $  (1.59)         $  (0.06)       $  (1.55)           $  (2.88)


INVESTMENTS

Investments of approximately $5,129,000 and $4,250,000 at December 31, 2002 and 2001, respectively, accounted for under the equity method, are included in other assets in the accompanying consolidated balance sheets. The Company's share of earnings (losses) of its equity investees of approximately $(83,000), $256,000 and $42,000 in 2002, 2001 and 2000, respectively, is included in other, net in the accompanying consolidated statements of operations.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued Statement of Financial Accounting Standard No 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 is effective

                                 Panavision Inc.

                   Notes to Consolidated Financial Statements
                                December 31, 2002

for exit or disposal activity that are initiated after December 31, 2002 and is not expected to have a material impact on the Company's financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for financial statement of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The application of FIN 45 is not expected to materially impact the financial condition, results of operations, and cash flows of the Company.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation is not expected to have an impact on the Company's financial statements.

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

2.  TRANSACTIONS WITH M&F WORLDWIDE CORP.

On April 19, 2001, M&F Worldwide purchased from PX Holding all 7,320,225 shares (the "Purchased Shares") of the Company's Common Stock held by PX Holding (the "M&F Purchase"). The Purchased Shares constituted approximately 83.5% of the Company's then outstanding Common Stock. The aggregate consideration for the Purchased Shares consisted of (a) 1,500,000 shares of M&F Worldwide common stock; (b) 6,182,153 shares of M&F Worldwide preferred stock; and (c) $80,000,000 in cash. As a result of the purchase, Mafco Holdings increased its indirect interest in M&F Worldwide to a majority position.

The Company, PX Holding and M&F Worldwide entered into a letter agreement (the "Registration Rights Agreement Transfer Letter"), dated as of April 19, 2001, which confirmed that, upon acquisition of the Purchased Shares, M&F Worldwide or its designated affiliate, PVI Acquisition Corp., became a "Holder" under the Registration Rights Agreement dated as of June 5, 1998, between the Company and PX Holding (the

                                 Panavision Inc.

                   Notes to Consolidated Financial Statements
                                December 31, 2002

"Registration Rights Agreement"), and that all Purchased Shares became "Registrable Securities" under such agreement. The Registration Rights Agreement Transfer Letter was terminated on December 3, 2002, in connection with the M&F Settlement.

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

                                                 INCREASE
                                                (DECREASE)
                                                ----------
          Property, plant and equipment         $  40,783
          Goodwill                                260,006
          Trademarks                               68,612
          Other                                    (2,838)
          Long-term debt                            3,847
          Deferred tax assets                      15,553
          Deferred tax liabilities                 45,134

In 2002, goodwill was increased by $14.9 million and deferred tax liabilities were increased by $18.2 million relating to differences in book and tax basis of assets that were not recorded at the time of the M&F Purchase.

At the closing of the M&F Purchase, Ronald O. Perelman, Mafco Holdings' sole shareholder, delivered a letter to M&F Worldwide in which Mr. Perelman agreed that, if M&F Worldwide determined in its good faith reasonable judgment that Panavision were unable to make required payments of principal or interest under its Existing Credit Agreement or its Existing Notes, he or corporations under his control would provide such financial support to M&F Worldwide as may be required by Panavision in connection with such payments of principal and interest. Pursuant to the M&F Settlement, this letter agreement was terminated on December 3, 2002.

In satisfaction of the obligation of M&F Worldwide under another agreement entered into contemporaneously with the closing of the M&F Purchase, Mafco Holdings and M&F Worldwide entered into a letter agreement, and M&F Worldwide and the Company entered into a letter agreement, both dated as of December 21, 2001, pursuant to which M&F Worldwide purchased from PX Holding $22.0 million principal amount of Existing Notes for an aggregate purchase price of $8.14 million, and M&F Worldwide delivered to the Company an aggregate of $24.5 million principal amount of Existing Notes in exchange for 1,381,690 shares of Series A Preferred Stock of the Company. The Series A Preferred Stock was issued at a value of approximately $9.3 million, which represented M&F Worldwide's cost to purchase the Existing Notes delivered to the Company. Because M&F Worldwide delivered the Existing Notes to the Company in satisfaction of obligations under an agreement entered into concurrent with the M&F Purchase, the difference between M&F Worldwide's cost and the Company's book value of the Existing Notes was recorded as a reduction of goodwill.

                                 Panavision Inc.

                   Notes to Consolidated Financial Statements
                                December 31, 2002

The Company and M&F Worldwide entered into a letter agreement (the "Registration Rights Agreement Amendment Letter"), dated as of December 21, 2001, pursuant to which the Company and M&F Worldwide agreed to amend the Registration Rights Agreement to, among other things, include the Series A Preferred Stock within the definition of "Registrable Securities."

During 2001, certain shareholders of M&F Worldwide brought lawsuits against M&F Worldwide and its directors challenging the M&F Purchase as an alleged breach of fiduciary duty and sought, among other things, rescission of the M&F Purchase transaction. One of the shareholders dismissed his lawsuit pursuant to a settlement. On December 3, 2002, the remaining parties to the litigation consummated the M&F Settlement, whereby Mafco Holdings acquired, through PX Holding, (1) the shares of the Company's Common Stock that M&F Worldwide had purchased in April 2001, (2) the shares of the Company's Series A Preferred Stock that M&F Worldwide acquired in December of 2001, (3) the Existing Notes that a subsidiary of M&F Worldwide acquired in November of 2001, and (4) the Las Palmas Note in the amount of $6.7 million that the Company issued to M&F Worldwide on its acquisition of the shares of Las Palmas (see Note 14). In addition, all agreements to which M&F Worldwide entered into in connection with the M&F Purchase and the December 2001 issuance of the Series A Preferred Stock, were terminated.

Thus, after the consummation of the M&F Settlement, the Company ceased being a subsidiary of M&F Worldwide, but Mafco Holdings, after giving effect to the M&F Settlement, continues to indirectly control 85.7% of the voting shares of the Company. The M&F Settlement did not have a significant impact on the recorded values of the Company's assets or liabilities since the transaction was between parties under common control.

3.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                                             DECEMBER 31,
                                                     -------------------------
                                                         2002         2001
                                                     ------------ ------------

    Land                                             $        -   $       41
    Buildings and improvements                           16,686       12,289
    Rental assets                                       254,560      229,254
    Machinery and equipment                              17,716        9,133
    Furniture and fixtures                                3,656        2,377
    Other                                                 2,027        2,244
                                                     ------------ ------------
                                                        294,645      255,338
    Less: accumulated depreciation and amortization      71,251       21,660
                                                     ------------ ------------
                                                     $  223,394   $  233,678
                                                     ============ ============

As a result of the push down of the purchase price relating to the M&F Purchase, accumulated depreciation and amortization were reset to zero in 2001. Accordingly, in 2001, approximately $211,000,000 of accumulated depreciation and amortization was netted against gross property, plant and equipment balances. In addition, the

                                 Panavision Inc.

                   Notes to Consolidated Financial Statements
                                December 31, 2002

fair market value of rental assets was determined to be approximately $40,783,000 greater than carrying value; accordingly, the gross rental assets balance was increased by $40,783,000.

During 2002 and 2001, the Company recorded approximately $90,000 and $175,000 of capitalized interest costs, respectively.

4.  INVENTORIES

Inventories consist of the following (in thousands):

                                                     DECEMBER 31,
                                              -----------------------------
                                                 2002            2001
                                              ------------- ---------------

         Finished goods                       $     2,209     $     2,242
         Work-in-process                              283             162
         Component parts                            1,391           1,583
         Spare parts and supplies                   1,792           2,027
         Goods purchased for resale                 4,742           4,122
                                              ------------- ---------------
                                              $    10,417     $    10,136
                                              ============= ===============

5.  ACCRUED LIABILITIES

Accrued liabilities consist of the following
(in thousands):

                                                      DECEMBER 31,
                                              -------------------------------
                                                  2002             2001
                                              --------------- ---------------
         Interest payable                     $     8,637       $     1,249
         Professional fees                          1,985               794
         Taxes other than income taxes              1,661             1,617
         Payroll and related costs                  5,359             5,238
         Rent                                       3,350             2,935
         Insurance                                  1,256               201
         Accrued other                              6,203             4,478
                                              --------------- ---------------
                                              $    28,451       $    16,512
                                              =============== ===============

6.  INCOME TAXES

Under applicable Internal Revenue Service regulations, the Company may not join in filing a consolidated federal income tax return with either Mafco Holdings or the Company's subsidiaries until May 2006 without consent from the Internal Revenue Service. Accordingly, for the period from the effective date of the M&F Settlement of December 3, 2002 and through December 31, 2002, the Company will file separate federal income tax returns for the Company and each of its incorporated subsidiaries.

                                 Panavision Inc.

                   Notes to Consolidated Financial Statements
                                December 31, 2002


For the period from April 19, 2001 through December 31, 2001 and for the period from January 1, 2002 through December 3, 2002, the closing date of the M&F Settlement, the Company, for federal income tax purposes, has been included in the affiliated group of which M&F Worldwide is the common parent, and the Company's federal taxable income is included in such group's consolidated tax return filed by M&F Worldwide. The Company was also included in certain state and local tax returns of M&F Worldwide or its subsidiaries. As of April 19, 2001, the Company and M&F Worldwide entered into a tax sharing agreement (the "M&F Worldwide Tax Sharing Agreement"), pursuant to which M&F Worldwide agreed to indemnify the Company against federal, state or local income tax liabilities of the consolidated or combined group of which M&F Worldwide (or a subsidiary of M&F Worldwide other than the Company or its subsidiaries) is the common parent for taxable periods beginning after April 19, 2001 during which the Company or a subsidiary of the Company was a member of such group. Pursuant to the M&F Worldwide Tax Sharing Agreement, for all taxable periods beginning on or after April 19, 2001 and ending December 3, 2002, the Company was obligated to pay to M&F Worldwide amounts equal to the taxes that the Company would otherwise have to pay if it were to file separate federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination arising from an audit or otherwise of the consolidated or combined tax liability relating to any such period which is attributable to the Company), except that the Company was not entitled to carry back any losses to taxable periods ending prior to April 19, 2001. No payments were required under the M&F Worldwide Tax Sharing Agreement as the Company had sufficient net operating loss carryforwards to offset its taxable income. The M&F Worldwide Tax Sharing Agreement will continue in effect after December 3, 2002 only as to matters such as audit adjustments and indemnities.

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

Although the Company had taxable income on a consolidated basis for the tax years ending December 3, 2002 and December 31, 2001, current operating losses and net operating loss carryforwards of M&F Worldwide were used to offset this income before the Company's net operating loss carryforwards were utilized due to the ordering rules set forth in the Internal Revenue Code. Consequently, upon leaving the M&F Worldwide consolidated group on December 3, 2002, the Company will take with it approximately $18.6 million of net operating loss carryforwards that otherwise would have been used prior to December 3, 2002 but for the ordering

                                 Panavision Inc.

                   Notes to Consolidated Financial Statements
                                December 31, 2002

rules. The Company has accounted for these additional net operating loss carryovers as a contribution to capital by M&F Worldwide.

Subsequent to December 31, 2001, new tax legislation was enacted that will allow for utilization of alternative minimum tax net operating losses to fully offset alternative minimum taxable income for 2001 and 2002. The impact relating to this new legislation, which was recorded in the first quarter of 2002, primarily resulted in accelerating utilization of alternative minimum tax net operating losses.

The (provision) benefit for income taxes includes the following (in thousands):

                                                          PRE-M&F PURCHASE  POST-M&F PURCHASE
                                                          ----------------  -----------------
                                                             PERIOD FROM       PERIOD FROM
                                         YEAR ENDED         JANUARY 1 TO       APRIL 20 TO           YEAR ENDED
                                        DECEMBER 31,          APRIL 19,        DECEMBER 31,          DECEMBER 31,
                                            2002                2001               2001                 2000
                                      ------------------  ----------------  -------------------  -------------------
Current (provision) benefit:
   Federal                               $          -        $        (25)     $        (645)        $          -
   State                                         (205)                  -               (200)                (100)
   Foreign                                     (3,019)               (986)            (2,714)              (4,736)
                                         -------------       -------------     --------------        -------------
Total current provision                        (3,224)             (1,011)            (3,559)              (4,836)
                                         -------------       -------------     --------------        -------------

Deferred (provision) benefit:
   Federal                                      5,916                   -              9,896                    -
   State                                        1,453                   -                174                    -
   Foreign                                          -                   -                  -                  (45)
                                         ------------        ------------      -------------         -------------
Total deferred (provision) benefit              7,369                   -             10,070                  (45)
                                         ------------        ------------      -------------         -------------
                                         $      4,145        $     (1,011)     $       6,511         $     (4,881)
                                         ============        ============      =============         =============

For financial statement purposes, loss before income taxes includes the following components (in thousands):

                                                           PRE-M&F PURCHASE  POST-M&F PURCHASE
                                                          -----------------  -------------------
                                                             PERIOD FROM        PERIOD FROM
                                         YEAR ENDED          JANUARY 1 TO       APRIL 20 TO           YEAR ENDED
                                        DECEMBER 31,          APRIL 19,         DECEMBER 31,          DECEMBER 31,
                                            2002                 2001               2001                 2000
                                      ------------------  -----------------  -------------------  -------------------
Income (loss) before income taxes:
   Domestic                              $    (16,532)       $        (22)      $     (21,610)        $    (23,034)
   Foreign                                      1,308                 545               1,574                4,270
                                         -------------       -------------      --------------        ------------
                                         $   (15,224)        $        523       $     (20,036)        $    (18,764)
                                         =============       =============      ==============        =============

                                 Panavision Inc.

                   Notes to Consolidated Financial Statements
                                December 31, 2002

The difference between the income tax (provision) benefit and the amount computed by applying the Federal statutory rate (35%) to loss before income taxes is explained below (in thousands):

                                                          PRE-M&F PURCHASE  POST-M&F PURCHASE
                                                          ----------------  -------------------
                                                             PERIOD FROM       PERIOD FROM
                                         YEAR ENDED         JANUARY 1 TO       APRIL 20 TO            YEAR ENDED
                                        DECEMBER 31,          APRIL 19,        DECEMBER 31,           DECEMBER 31,
                                            2002                2001               2001                  2000
                                      ------------------  ----------------  -------------------   -----------------
Tax at federal statutory rate            $       5,328       $       (183)     $       7,013         $      6,567
State income tax benefit (provision)             1,248                  -                (26)                 (65)
Decrease/(increase) in valuation
   allowance                                       441                  -              3,762               (6,290)
Expiration of tax credits                       (4,343)                 -                  -                    -
Recognition of Foreign net operating
   loss carryforwards                            6,159                  -                  -                    -
Non-deductible items                               (53)               (19)            (2,753)                (603)
Foreign income taxed at varying rates
   including foreign losses for which
   no benefit was received                      (2,561)              (789)            (2,169)              (4,490)
Other, net                                      (2,074)               (20)               684                    -
                                         ---------------     ---------------   --------------        ------------
                                         $       4,145       $    (1,011)      $       6,511         $     (4,881)
                                         ===============     ===============   ==============        ============

                                 Panavision Inc.

                   Notes to Consolidated Financial Statements
                                December 31, 2002

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows (in thousands):

                                                           DECEMBER 31,
                                                     --------------------
                                                        2002       2001
                                                     --------    --------
Deferred tax assets:
   Debt original issue discount                      $ 22,630    $ 13,644
   Domestic net operating loss carryforwards           21,907      16,392
   Foreign net operating loss carryforwards             6,159          --
   Tax credit carryforwards (primarily alternative
     minimum tax credits)                              10,298      14,725
   Expense accruals                                     3,174       3,681
   State income taxes and other                         2,473       2,807
                                                     --------    --------
Total deferred tax assets                              66,641      51,249
Valuation allowance                                    (6,859)     (7,300)
                                                     --------    --------
Net deferred tax assets                                59,782      43,949

Deferred tax liabilities:
   Fixed assets                                       (52,794)    (34,444)
   Unremitted foreign earnings                         (2,666)     (3,069)
   Intangibles                                        (29,688)    (29,688)
   Other                                                   --      (1,154)
                                                     --------    --------
Total deferred tax liabilities                        (85,148)    (68,355)
                                                     --------    --------
Net deferred tax liabilities                          (25,366)    (24,406)
                                                     ========    ========

Balance Sheet Classifications:
 Non-current deferred tax liability                  $(25,366)   $(24,406)
                                                     --------    --------
                                                     $(25,366)   $(24,406)
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

After the effect of the deconsolidation, as of December 31, 2002, the Company has federal and state net operating loss carryforwards of approximately $61.0 million and $0.5 million, respectively. The net operating loss carryforwards will expire at various dates beginning in 2009 through 2019, if not utilized.

At December 31, 2002, the Company also had federal alternative minimum tax credit carryforwards of approximately $5.4 million, which may be used indefinitely, foreign tax credit carryforwards of approximately

                                 Panavision Inc.

                   Notes to Consolidated Financial Statements
                                December 31, 2002

$0.7, which will expire in 2003 if not utilized, and research and development credit carryforwards of $0.4, which will expire from 2005 through 2020, if not utilized.

At December 31, 2002, the Company also had California alternative minimum tax credit carryforwards and California research and development credit carryforwards totaling approximately $1.0 million, both of which may be carried forward indefinitely.

At December 31, 2002, the Company had U.K. net operating loss carryforwards totaling approximately $6.1 million that may be carried forward indefinitely.

Utilization of the net operating loss and tax credit carryforwards are subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of a portion of the net operating loss and tax credit carryforwards before utilization.

7.   LONG-TERM DEBT

Long-term debt, including current maturities, consists of the following (in thousands):

                                                               DECEMBER 31,
                                                        -----------------------
                                                            2002        2001
                                                        ----------   ----------
        Existing Credit Agreement:
            Revolving Facility                          $   99,200   $   79,000
            Term Facility                                  174,608      198,287
        95/8% Senior Subordinated Discount Notes
            Due 2006                                       157,632      195,016

                                                        ----------   ----------
   Total long-term debt, including current maturities   $  431,440   $  472,303
                                                        ==========   ==========

The Company's Existing Credit Agreement is comprised of two facilities, the Term Facility and the Revolving Facility. The Term Facility has two tranches: the Tranche A Term Facility is a 6-year facility in an aggregate principal amount equal to $90.0 million and the Tranche B Term Facility is a 7-year facility in an aggregate principal amount of $150.0 million. The Revolving Facility is a 6-year facility in an aggregate principal amount of $100.0 million. The Tranche A Term Facility and the Tranche B Term Facility are repayable in quarterly installments. Borrowings under the Existing Credit Agreement bear interest at a rate per annum equal to the Alternate Base Rate ("ABR") (as defined in the Existing Credit Agreement) or the Eurodollar Rate (as defined in the Existing Credit Agreement) plus, in each case, an applicable margin. The applicable margin at December 31, 2002 on loans under the Revolving Facility and the Tranche A Term Facility was 4.00% for Eurodollar Loans (as defined in the Existing Credit Agreement) (5.84% at December 31, 2002) and 3.00% for ABR Loans (as defined in the Existing Credit Agreement). The applicable margin at December 31, 2002 on loans under the Tranche B Term Facility was 4.25% for Eurodollar Loans (5.65% to 6.09% at December 31, 2002) and 3.25% for ABR Loans. The Company may select interest periods of one, two, three or six months for Eurodollar Loans. If at any time the Company is in default in the payment of any amount of principal due under the Existing Credit

                                 Panavision Inc.

                   Notes to Consolidated Financial Statements
                                December 31, 2002

Agreement, such amount will bear interest at 2.00% above the rate otherwise applicable. Overdue interest, fees and other amounts will bear interest at 2.00% above the rate applicable to ABR Loans.

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

At the closing of the M&F Purchase, Ronald O. Perelman, Mafco Holdings' sole shareholder, delivered a letter to M&F Worldwide in which Mr. Perelman agreed that, if M&F Worldwide determined in its good faith reasonable judgment that Panavision were unable to make required payments of principal or interest under its Existing Credit Agreement or its Existing Notes, he or corporations under his control would provide such financial support to M&F Worldwide as may be required by Panavision in connection with such payments of principal and interest. Pursuant to the M&F Settlement, this letter agreement was terminated on December 3, 2002.

On March 15, 2002, the Company amended its Existing Credit Agreement to, among other things, revise certain of the financial tests and required ratios that the Company must maintain through December 31, 2002 (the "March 2002 Amendment"). As required by the March 2002 Amendment, on June 28, 2002, the Company acquired from Mafco Holdings $37.7 million principal amount of Existing Notes, which had approximately $1.5 million of accrued interest, and $10.0 million cash. In exchange, the Company issued to Mafco Holdings 49,199 shares of Redeemable Series B Cumulative Pay-in-Kind Preferred Stock ("Series B Preferred Stock"), which it contributed to the capital of PX Holding. The Series B Preferred Stock was non-voting; it had a liquidation preference of $49.2 million plus accrued and unpaid dividends (total of approximately $51.7 million at December 31, 2002); it entitled the holder to cumulative dividends at a rate of 10% per annum; and it could be redeemed by the Company at its option at any time for the liquidation preference plus accrued and unpaid dividends.

On April 1, 2002, the Company entered into an agreement with certain holders of its Existing Notes that gave the Company the option to acquire from these holders Existing Notes with a face value of $78.4 million at a price of $650 per $1,000 of principal amount. On June 28, 2002, Mafco Holdings assumed this option from the Company and subsequently exercised the option on July 3, 2002.

In April 2002, the Company postponed an offering of Secured Notes it had previously announced and also deferred its plans to replace its Existing Credit Agreement with a new credit agreement. As a result, the Company expensed all costs (primarily legal, accounting, advisory and lenders' fees) in connection with the refinancing. Such costs are reflected in refinancing expense in the accompanying consolidated statements of operations.

On June 14, 2002, the Company amended its Existing Credit Agreement to, among other things, allow the Company to (1) acquire the shares of Las Palmas from M&F Worldwide in exchange for the Las Palmas Note (see Note 14), (2) contribute the assets of Las Palmas and certain other assets owned by the Company to the

                                 Panavision Inc.

                   Notes to Consolidated Financial Statements
                                December 31, 2002

newly-formed EFILM, LLC in exchange for 80% of its membership interests (see Notes 2 and 14), and (3) allow Deluxe Laboratories, Inc. to purchase 20% of the EFILM, LLC membership interests for $5.2 million. In addition, certain covenants were amended.

Effective September 30, 2002, the Company amended the Existing Credit Agreement to, among other things, reduce the minimum EBITDA the Company was required to achieve for the four fiscal quarters ending September 30, 2002 (the "September Amendment"). This provision of the September Amendment will expire on March 28, 2003.

The September Amendment also provided that it would be an event of default if
(i) by February 1, 2003, an affiliate of the Company failed to make a cash equity contribution to the Company in the amount of the interest due February 1, 2003 on Existing Notes held by affiliates of the Company on that date or (ii) by March 28, 2003, the Existing Credit Agreement were not refinanced or the debt of the Company reduced, in either case by an amount acceptable to the lenders under the Existing Credit Agreement, or an affiliate of the Company failed to make a cash equity contribution to the Company in the amount of the interest which was due on February 1, 2003 on Existing Notes held by non-affiliates of the Company on that date. On January 31, 2003, Mafco Holdings made the required cash equity contribution to the Company in the amount of the interest due February 1, 2003 on the Existing Notes held by affiliates of the Company on that date in exchange for 4,372 shares of the Company's Series B Preferred Stock.

On February 3, 2003, Mafco Holdings agreed to extend to the Company a revolving line of credit in the amount of $4.0 million, maturing March 28, 2003, at the same rate as provided for in the Revolving Facility pursuant to the Existing Credit Agreement (the "Mafco Line").

On March 27, 2003, the Company amended its Existing Credit Agreement to, among other things, decrease minimum EBITDA for the four fiscal quarters ended December 31, 2002, specify the minimum EBITDA, decrease the minimum interest coverage ratio and increase the maximum leverage ratio required for the four fiscal quarters ending on each of March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003 (the "March 2003 Amendment"). Absent this amendment, the Company would not have been in compliance with financial covenants for the four fiscal quarters ended December 31, 2002. Under the March 2003 Amendment, certain lenders also agreed to defer amortization payments otherwise due in 2003 to March 31, 2004 such that amortization payments required of the Company in 2003 will be reduced by $20 million. The Company agreed to pay, among other fees, $2.0 million, representing 10% of the amount of deferred amortization, at closing.

In connection with the March 2003 Amendment, Mafco Holdings contributed $90,860,000 principal amount of Existing Notes and $10.0 million in cash to the Company in exchange for 102,220 shares of Series C Cumulative Pay-in-Kind Preferred Stock, par value $0.01 per share, of the Company (the "Series C Preferred Stock"), which it contributed to the capital of PX Holding, and PX Holding contributed to the Company 53,571 shares of Series B Preferred Stock in exchange for 57,424 shares of Series C Preferred Stock. The Series C Preferred Stock is non-voting; has a liquidation preference of $1,000 per share plus accrued and unpaid dividends; and entitles the holder to

                                 Panavision Inc.

                   Notes to Consolidated Financial Statements
                                December 31, 2002

cumulative dividends at a rate of 10% per annum. Mafco Holdings also agreed to extend the Mafco Line until March 31, 2004.

The Existing Notes were issued at a discount representing a yield to maturity of 95/8%. There were no periodic interest payments through February 1, 2002. Thereafter, they bear interest at a rate of 95/8% per annum, payable semi-annually on February 1 and August 1 of each year, which commenced August 1, 2002.

As discussed in Note 2, in December 2001, M&F Worldwide delivered Existing Notes with an aggregate principal amount of $24.5 million to the Company in exchange for 1,381,690 shares of Series A Preferred Stock. The remaining outstanding Existing Notes, at December 31, 2001, had a principal amount at maturity of $193.4 million.

The following sets forth the aggregate principal maturities of the Company's debt during the twelve-month periods ending December 31 (in thousands):


                2003                      $    22,815
                2004                          221,095
                2005                           36,938
                2006                           64,791
                2007                                -

The aggregate principal amount for 2006 excluded $90.9 million face value of Existing Notes, which were contributed by Mafco Holdings in connection with the March 2003 Amendment as well as the effects of the step-up in basis in connection with the M&F Purchase.

Before March 31, 2004, in order to provide the Company with additional financial and operating flexibility and to improve its overall capital structure, the Company intends to seek other sources of financing on terms more favorable to the Company than under the Existing Credit Agreement, including dates of maturity, amortization schedules and/or interest rates. However, there can be no assurance that the Company will be able to secure alternate financing on such favorable terms by March 31, 2004. While the lenders under the Existing Credit Agreement have accommodated the Company to date and the Company believes that the lenders will continue to do so, there can be no assurance that they will continue to do so in March 2004 in the event alternate financing is not secured.

8.  PREFERRED STOCK

As discussed in Note 7, on June 28, 2002, the Company issued 49,199 shares of Series B Preferred Stock to Mafco Holdings. The Series B Preferred Stock is non-voting, has a liquidation preference of $49.2 million plus accrued and unpaid dividends, and entitles its holders to cumulative dividends at a rate of 10% per annum. The terms of the Series B Preferred Stock indicate that such stock may be redeemed by the Company, at its option, at

                                 Panavision Inc.

                   Notes to Consolidated Financial Statements
                                December 31, 2002

any time at a price of $1,000 per share, plus accrued and unpaid dividends. Since Mafco Holdings maintains the majority shareholder vote of the Company, the Series B Preferred Stock was deemed to be redeemable at the option of Mafco Holdings, and is therefore classified outside of permanent equity in the accompanying consolidated balance sheets.

The issuance of the Series B Preferred Stock was recorded at its redemption value (which management believes approximates fair value), net of $323,000 of transaction costs. Because the Series B Preferred Stock was redeemable at the option of Mafco Holdings, the Company is required to carry the Series B Preferred Stock at its redemption value. The Company recorded an accreted dividend of $2,857,000 during the year ended December 31, 2002 in accordance with the terms of the Series B Preferred Stock.

As more fully described in Note 2, in December 2001 the Company issued 1,381,690 shares of Series A Preferred Stock. The Series A Preferred Stock is entitled to non-cumulative dividends at a rate of $0.05 per share per annum payable, if declared, quarterly on each March 31, June 30, September 30 and December 31. In addition, the Series A Preferred Stock will also participate pro rata on a share-for-share basis with the common stock, par value $0.01 per share, of the Company ("Common Stock") with respect to any dividends declared or paid on the Common Stock. The Company's Existing Credit Agreement restricts the payment of dividends.

All Series B Preferred Stock was exchanged for Series C Preferred Stock in connection with the March 2003 Amendment, as discussed in Note 7.

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

                                 Panavision Inc.

                   Notes to Consolidated Financial Statements
                                December 31, 2002

Option information with respect to the Company's stock option plan is as follows:

                                                                                 EXERCISE PRICE
                                                                       ----------------------------------
                                                                                                WEIGHTED
                                                        SHARES             RANGE               AVG. PRICE
                                                      ----------       --------------          ----------
    Options Outstanding at December 31, 1999          1,162,000           $ 10.00                $10.00
      Options expired                                   (66,667)            10.00                 10.00
      Grants                                            130,000              7.50                  7.50
                                                      ----------       --------------          ----------
    Options Outstanding at December 31, 2000          1,225,333        $10.00 - $7.50            $ 9.73
      Options expired                                  (233,333)            10.00                 10.00
                                                      ----------       --------------          ----------
    Options Outstanding at December 31, 2001            992,000        $10.00 - $7.50            $ 9.67
      Options granted/expired                                 -               -                       -
                                                      ----------       --------------          ----------
    OPTIONS OUTSTANDING AT DECEMBER 31, 2002            992,000        $10.00 - $7.50            $ 9.67

The weighted-average remaining contractual life of options outstanding at December 31, 2002 is 6.77 years.

Information regarding stock options exercisable is as follows:


                                                                        DECEMBER 31,
                                                    ------------------------------------------------------
                                                         2002               2001               2000
                                                    ----------------   ----------------  -----------------
         Options Exercisable:
              Number                                     992,000            948,667          1,138,667
              Weighted average exercise price              $9.67              $9.77             $9.90

There were no options granted under the Plan during 2002 or in the Pre-M&F Purchase period or in the Post-M&F Purchase period.

For purposes of the pro forma expense, the weighted average fair value of the options is amortized over the vesting period. For 2000, the weighted average fair value of options whose exercise price is less than the market price of the stock on the date of grant is $4.97. For 2000, the weighted average fair value of options granted whose exercise price is more than the market price of the stock on the grant date is $3.39. The fair values are as of the respective grant dates and were estimated using the following assumptions and the Black-Scholes option valuation model:

                                                                2002         2001         2000
                                                               -----        -----        ------
                 Risk-free interest rate                        N/A          N/A         6.53%
                 Expected life                                  N/A          N/A        5 years
                 Expected volatility                            N/A          N/A          0.44
                 Expected dividend yield                        N/A          N/A         0.00%

Applying SFAS 123 in the pro forma disclosures may not be representative of the effects on pro forma net income (loss) for future years as options vest over several years and additional awards may be made each year.

                                 Panavision Inc.

                   Notes to Consolidated Financial Statements
                                December 31, 2002

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

10.  EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution 401(k) plan covering a majority of its domestic employees. Eligible employees may contribute from 1% to 16% of their base compensation. The Company makes matching contributions equal to 75% of employee before-tax contributions from 1% to 6%. For the year ended December 31, 2002, the Pre-M&F Purchase period, the Post-M&F Purchase period, and the year ended December 31, 2000, the Company recorded expense of $721,000, $238,000, $579,000, and $893,000, respectively, related to the 401(k) plan.

In addition, the Company sponsors defined contribution retirement plans in Europe and Australia that cover certain foreign employees. Participating employees contribute from 4% to 15% of their base compensation. The Company contributes 10.5% to 13% of base compensation for participating employees depending upon their level of contribution. For the year ended December 31, 2002, the Pre-M&F Purchase period, the Post-M&F Purchase period, and the year ended December 31, 2000, the Company recorded expense of $965,000, $323,000, $785,000, and $1,158,000, respectively, representing the Company's contributions.

11.  SEGMENT INFORMATION

The Company has one reportable segment, the rental of camera systems, lighting systems and other equipment, and the sale of related products. These activities are conducted in a number of geographic locations through the Company's owned-and-operated facilities and its network of independent agents. These geographic operations are organized in three regions: North America, Europe and Asia Pacific. North America consists of camera rental facilities in Woodland Hills, Hollywood, Dallas, Orlando, Wilmington and Toronto and Vancouver, Canada. In addition to camera rental, Toronto also provides lighting, lighting grip and power distribution and generation equipment. The Company also has a Lee Filters sales operation located in Burbank, California. Europe consists of camera rental facilities in Dublin, Ireland, London (three) and Manchester, England; Glasgow and Edinburgh, Scotland; Marseilles and Paris, France; Prague, Czech Republic; and Warsaw, Poland. In addition, Europe also includes the Lee Lighting and Lee Filters operations in the United Kingdom and a lighting consumables sales facility in Paris, France. Asia Pacific consists of camera rental facilities in Sydney, Queensland and Melbourne, Australia, and Auckland and Wellington, New Zealand. The rental facilities in Australia also provide lighting, lighting grip and power distribution and generation equipment.

The Company evaluates performance based on profit or loss from operations before net interest, income taxes, depreciation and amortization ("EBITDA"). Management believes that EBITDA serves as an important

                                 Panavision Inc.

                   Notes to Consolidated Financial Statements
                                December 31, 2002

financial analysis tool for measuring financial information such as operating performance, liquidity and leverage. However, EBITDA should not be considered in isolation as a substitute for net income or cash flow from operations prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity.

The following table presents revenue and other financial information for the reportable segment by geographic region (in thousands):

                                                              DECEMBER 31, 2002
                                   -------------------------------------------------------------------------
                                                   RENTAL AND SALES
                                   ------------------------------------------------
                                     NORTH                     ASIA
                                    AMERICA      EUROPE      PACIFIC     SUBTOTAL      OTHER        TOTAL
                                   ----------- ------------ ----------- ----------- ------------ -----------
Revenue from
  external customers               $   96,781  $   67,513   $   24,617  $  188,911  $    4,271   $  193,182
Intersegment revenue                   14,707       4,333            -      19,040           -       19,040
Operating income (loss)                28,320      (5,545)       3,622      26,397      (6,965)      19,432
Depreciation and amortization          30,930       8,088        3,035      42,053       1,476       43,529
Capital expenditures                   16,494       2,543        1,916      20,953       4,249       25,202
Long-lived assets                     459,702      81,772       11,624     553,098      21,593      574,691
Total assets                          515,223      55,253       17,805     588,281      44,886      633,167


                                                                        DECEMBER 31, 2001
                                   ---------------------------------------------------------------------------------------
                                                   RENTAL AND SALES
                                   ------------------------------------------------
                                                                                                               UNAUDITED
                                                                                                                  PRO
                                     NORTH                     ASIA                                              FORMA
                                    AMERICA      EUROPE       PACIFIC    SUBTOTAL      OTHER        TOTAL         (1)
                                   ----------- ------------ ----------- ----------- ------------ ------------ ------------
Revenue from
  external customers                 $101,746     $66,881      $22,183    $190,810  $        -     $190,810   $  190,810
Intersegment revenue                   13,282       4,417            -      17,699           -       17,699       17,699
Operating income (loss)                26,033      (3,566)       3,469      25,936      (4,005)      21,931       17,042
Depreciation and amortization          36,597       8,389        2,944      47,930           -       47,930       53,000
Capital expenditures                   20,911       3,284        2,412      26,607           -       26,607       26,607
Long-lived assets                     463,014      79,590       12,079     554,683       6,792      561,475      561,475
Total assets                          523,400      52,535       16,869     592,804       8,412      601,216      601,216


                                                                        DECEMBER 31, 2000
                                   ---------------------------------------------------------------------------------------
                                                   RENTAL AND SALES
                                   ------------------------------------------------
                                                                                                               UNAUDITED
                                                                                                                  PRO
                                     NORTH                     ASIA                                              FORMA
                                    AMERICA      EUROPE       PACIFIC    SUBTOTAL      OTHER        TOTAL         (1)
                                   ----------- ------------ ----------- ----------- ------------ ------------ ------------
Revenue from
  external customers                 $103,988     $78,523      $22,117    $204,628  $        -   $  204,628   $  204,628
Intersegment revenue                   13,611       4,696            -      18,307           -       18,307       18,307
Operating income (loss)                32,763        (582)       2,165      34,346      (3,552)      30,794       16,752
Depreciation and amortization          24,165       8,890        3,132      36,187       1,739       37,926       52,562
Capital expenditures                   22,377       5,825        2,544      30,746           -       30,746       30,746
Long-lived assets                     172,499      39,186       13,862     225,547       7,956      233,503      576,362
Total assets                          189,542      68,706       19,430     277,678       7,034      284,712      624,753

(1) Reflects the impact of the M&F Purchase assuming that the transaction had occurred at the beginning of each respective period. The pro forma impact on depreciation and amortization relates to the step-up in basis of assets in North America.

                                 Panavision Inc.

                   Notes to Consolidated Financial Statements
                                December 31, 2002

The accounting policies of the geographic regions are the same as those described in Note 1.

12.  COMMITMENTS AND CONTINGENCIES

The Company leases real estate, equipment, and vehicles under non-cancelable operating leases. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are presented below (in thousands):


                  2003                       $  8,185
                  2004                          6,533
                  2005                          5,985
                  2006                          4,810
                  2007                          3,614
                  Thereafter                   11,483
                                           --------------
                                             $ 40,610
                                           ==============

During the year ended December 31, 2002, the Pre-M&F Purchase period, the Post-M&F Purchase period and the year ended December 31, 2000, rental expense under operating leases was $8,066,000, $2,361,000, $5,733,000, and $8,053,000,
respectively.

As of December 31, 2002, amounts available to the Company under various letters of credit totaled approximately $0.6 million, all with expiration dates of June 2004. In addition, the Company has various lines of credit totaling approximately $2.9 million at December 31, 2002, under which no amounts were drawn. The Company's ability to draw on these lines of credit is restricted by the terms of the Existing Credit Agreement. The Company does not have any off-balance sheet financing arrangement other than operating leases.

The Company and its subsidiaries are defendants in actions for matters arising out of normal business operations. The Company, based in part on the advice of legal counsel, does not believe that any such proceedings currently pending will have a materially adverse effect on its consolidated financial position, results of operations, or cash flows.

13.  RELATED PARTY TRANSACTIONS

At December 31, 2002 and 2001, the Company recorded amounts payable to DHD Ventures, LLC of approximately $244,000 and $233,000, respectively, relating to equipment rentals facilitated by Panavision on behalf of DHD Ventures (see Note
15). Such amount is included in due to affiliate in the accompanying consolidated balance sheets. Due to related party of $1,209,000 is due to the former shareholders of Las Palmas Productions, Inc. relating to amounts owed by the Company under the EFILM Agreements (see Note 14). Included in other assets for 2002 and 2001 is a note receivable in 2004 from Pany Rental, Inc. (dba Panavision

                                 Panavision Inc.

                   Notes to Consolidated Financial Statements
                                December 31, 2002

New York)("Pany Rental"), an agent in which the Company holds a one-third interest. The balance of this note is approximately $315,000 at December 31, 2002 and $325,000 at December 31, 2001.

In December 2001, the Company entered into a lease agreement with TFN Lighting Corp. ("TFN"), a wholly owned subsidiary of Pany Rental, whereby the Company leased to TFN certain of its lighting and related lighting equipment located in the United States. The lease term commenced on February 1, 2002 and expires on October 31, 2005. Monthly rental payments are due in specified amounts as outlined in the lease agreement. At the end of the Option Term, as defined in the lease, TFN will have the option to purchase the lighting and related equipment covered by the lease. In connection with this lease agreement, the Company recorded rental income of approximately $611,000 as of December 31, 2002, which has been included in lighting rental revenue.

Due from affiliate of $2.5 million and $1.0 million as of December 31, 2002 and 2001, respectively, relate to amounts due from Pany Rental. A significant portion of the December 31, 2002 balance is overdue based on the terms of the agreement between the Company and Pany Rental. Consistent with the Company's evaluation of its other investments in Pany Rental, the Company believes that no reserve is necessary for this asset given the prospects for Pany Rental's operations and that the classification as a current asset is appropriate.

On April 1, 2002, the Company entered into an agreement with certain holders of its Existing Notes that gave the Company the option to acquire from these holders Existing Notes with a face value of $78.4 million at a price of $650 per $1,000 of principal amount. On June 28, 2002, Mafco Holdings assumed this option from the Company and subsequently exercised the option on July 3, 2002.

On June 28, 2002, the Company acquired from Mafco Holdings $37.7 million principal amount of Existing Notes, which had approximately $1.5 million of accrued interest, and $10.0 million cash. In exchange, the Company issued to Mafco Holdings 49,199 shares of Series B Preferred Stock, which it contributed to the capital of PX Holding. The Series B Preferred Stock is non-voting; it has a liquidation preference of $49.2 million plus accrued and unpaid dividends; it entitles the holder to cumulative dividends at a rate of 10% per annum; and it may be redeemed by the Company at its option at any time for the liquidation preference plus accrued and unpaid dividends.

An amendment dated September 30, 2002 to the Existing Credit Agreement provides that it is an event of default if (i) by February 1, 2003, an affiliate of the Company fails to make a cash equity contribution to the Company in the amount of the interest due February 1, 2003 on Existing Notes held by affiliates of the Company on that date or (ii) by March 28, 2003, the Existing Credit Agreement is not refinanced or the debt of the Company reduced, in either case by an amount acceptable to the lenders under the Existing Credit Agreement, or an affiliate of the Company fails to make a cash equity contribution to the Company in the amount of the interest which was due on February 1, 2003 on Existing Notes held by non-affiliates of the Company on that date. On January 31, 2003, Mafco Holdings made the required cash equity contribution to the Company in the amount of the interest due February 1, 2003 on the Existing Notes held by affiliates of the Company on that date in exchange for 4,372 shares of Series B Preferred Stock.

On March 27, 2003, the Company acquired from Mafco Holdings $90,860,000 principal amount of Existing Notes, which had approximately $1.4 million of accrued interest and $10,000,000 in cash, and from PX Holding 53,571

                                 Panavision Inc.

                   Notes to Consolidated Financial Statements
                                December 31, 2002

shares of Series B Preferred Stock, which had approximately $3.9 million of accrued and unpaid dividends. In exchange, the Company issued to Mafco Holdings 102,220 shares of Series C Cumulative Pay-in-Kind Preferred Stock, par value $0.01 per share, of the Company (the "Series C Preferred Stock"), which it contributed to the capital of PX Holding, and to PX Holding 57,424 shares of Series C Preferred Stock. The Series C Preferred Stock is non-voting; it has a liquidation preference of $1,000 per share plus accrued and unpaid dividends; and it entitles the holder to cumulative dividends at a rate of 10% per annum.

On February 3, 2003, Mafco Holdings agreed to extend to the Company a revolving line of credit in the amount of $4.0 million, maturing March 28, 2003 at the same rate as provided for the Revolving Facility pursuant to the Existing Credit Agreement (the "Mafco Line"). As a result of the March 2003 Amendment, Mafco Holdings agreed to extend the Mafco Line until March 31, 2004.

Beginning in December 2002, the Company began participating in Mafco Holdings' directors and officers insurance program, which covers the Company as well as Mafco Holdings and its other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses Mafco Holdings for its allocable portion of the premiums for such coverage, which the Company believes is at least as favorable as the premiums the Company could secure were it to secure stand-alone coverage. The Company participates in other insurance programs with Mafco Holdings and its affiliates which management believes are at terms at least as favorable as would be obtained at arms-length terms.

14.  EFILM

In July 2001, M&F Worldwide purchased all of the issued and outstanding shares of Las Palmas, which conducted business under the name "EFILM". EFILM is a laboratory providing digital post-production services to the motion picture and television industries. As a result of this purchase, Las Palmas became a wholly owned subsidiary of M&F Worldwide. The consideration paid by M&F Worldwide at closing consisted of $5.4 million to the selling shareholders and $600,000 to Las Palmas. M&F Worldwide also agreed to make an additional payment to the selling shareholders equal to the greater of (a) 90% of the average annual EBITDA (as defined in the EFILM Agreements) of the EFILM business over a two-year Incentive Period (as defined in the EFILM Agreements) or (b) $1.5 million, such payment to occur no earlier than 2004 and no later than 2007 (the "Earnout Payment").

In conjunction with the Las Palmas purchase, the Company entered into a series of transactions with Las Palmas to provide it substantially all of the benefits of, and obligate it with respect to, EFILM. From July 2, 2001 through July 1, 2002, the Company operated EFILM pursuant to various lease and secondment agreements. Specifically, Las Palmas (i) subleased the real estate used in the business to the Company, (ii) leased the property and equipment used in the business to the Company on a month-to-month basis, (iii) seconded all of the Las Palmas employees to Panavision, and (iv) granted a worldwide, nonexclusive license to certain technology and intellectual property to be used solely in connection with servicing customers of Panavision until July 2, 2008, subject to renewal (collectively, the "EFILM Agreements"). Following the entry into the EFILM Agreements, the Company directly purchased equipment that is used in the business of EFILM.

                                 Panavision Inc.

                   Notes to Consolidated Financial Statements
                                December 31, 2002

In addition to monthly payments, the EFILM Agreements required that Panavision pay Las Palmas a one-time cash payment equal to the Earnout Payment. For 2002 and 2001, expenses relating to the EFILM Agreements of approximately $564,000 and $573,000, respectively, were included in cost of sales and other and $24,000 and $29,000, respectively, were included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

On July 2, 2002, the Company acquired the shares of Las Palmas from M&F Worldwide in exchange for a note in the amount of $6.7 million plus interest at 10% per annum, payable on September 30, 2005 or upon refinancing of the Existing Credit Agreement (the "Las Palmas Note"). As of December 31, 2002, the carrying value of this note was $7.0 million and classified as Note Payable to Affiliate in the accompanying consolidated balance sheets. Since the Company and Las Palmas are under common control, the transaction was accounted for at historical cost in a manner similar to that of a pooling of interests. The prior periods were not restated as a result of the acquisition of Las Palmas since the impact was not material. Immediately following the acquisition, the Company contributed the assets of Las Palmas and certain other assets owned by the Company to the newly formed EFILM, LLC in exchange for 80% of its membership interests. At the same time, Deluxe Laboratories, Inc. purchased 20% of the EFILM, LLC membership interests for $5.2 million. The Company maintains a controlling interest and therefore consolidates the results of EFILM, LLC. The accompanying consolidated statements of operations include the results of EFILM, LLC from July 2, 2002. Minority interest, representing Deluxe Laboratories, Inc.'s equity in ownership of EFILM, LLC, is included in other liabilities in the accompanying consolidated balance sheets.

EFILM, LLC assumed the obligation to make the Earnout Payment. However, Panavision and Deluxe agreed to reimburse EFILM, LLC by making capital contributions equal to the amount of the Earnout Payment. At December 31, 2002, the Company has recorded a liability of approximately $1.2 million based upon the current value of the Earnout Payment.

15.  DHD VENTURES

In July 2000, the Company announced the establishment of a strategic relationship with Sony Electronics Inc. ("Sony") to form DHD Ventures, LLC ("DHD Ventures"). The Company owns 51% of DHD Ventures but does not exercise control. As a result, the Company's investment in DHD Ventures is accounted for under the equity method. As outlined in the operating agreement, DHD Ventures and Panavision couple Sony's 24P CINEALTATM high definition digital camera with Panavision's advanced PRIMO DIGITAL(R) lenses to form a state-of-the-art digital camera system for use in the motion picture and television industry. These camera systems are available for rent exclusively through Panavision's domestic and international owned-and-operated facilities and worldwide agent network.

Pursuant to the operating agreement, if the Company undergoes a change of control involving one of Sony's competitors, the Company may be required to purchase Sony's 49% interest in the venture. In addition, Sony purchased, for aggregate consideration of $10.0 million, 714,300 shares of Panavision Common Stock,

                                 Panavision Inc.

                   Notes to Consolidated Financial Statements
                                December 31, 2002

representing approximately 8% of Panavision's Common Stock outstanding, and a warrant to acquire an additional 714,300 shares of Panavision Common Stock at an exercise price of $17.50 per share, subject to adjustment. The warrants are fully exercisable at any time through July 25, 2010.

Panavision and Sony also entered into a registration rights agreement which grants to Sony demand registration rights under the Securities Act of 1933, as amended, subject to certain limitations and conditions, for the shares of Panavision Common Stock that Sony has purchased and for any Common Stock it acquires upon exercise of its warrant.

16.  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

The following is a summary of the valuation and qualifying accounts and reserves for the year ended December 31, 2002, the Pre-M&F Purchase period, the Post-M&F Purchase period, and the year ended December 31, 2000 (in thousands):


                                             BEGINNING     AMOUNTS     BALANCES
                                              BALANCE      RESERVED   WRITTEN OFF    ENDING BALANCE
                                             ---------     --------   -----------    --------------
Allowance for Doubtful Accounts
-------------------------------

December 31, 2002                             $ 1,414       $ 576        $ 356          $ 1,634

Pre-M&F Purchase period                       $ 1,907       $  52        $ 196          $ 1,763

Post-M&F Purchase period                      $ 1,763       $ 132        $ 481          $ 1,414

December 31, 2000                             $ 2,368       $ 440        $ 901          $ 1,907


                                 Panavision Inc.

                   Notes to Consolidated Financial Statements
                                December 31, 2002


17.  QUARTERLY OPERATING DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations (in thousands, except per share data):

                                                                       QUARTER
                                            --------------------------------------------------------------
                                                FIRST          SECOND           THIRD          FOURTH
                                            --------------- --------------  --------------  --------------
YEAR ENDED DECEMBER 31, 2002
Total revenue                                 $  45,581       $  43,318       $  52,462       $  51,821
Gross margin                                     19,125          15,363          24,031          20,623
Net income (loss)                                (3,304)         (6,389)            700          (2,086)
Net loss attributable to common
     shareholders                                (3,304)         (6,689)           (595)         (3,348)
Loss per share - Basic and Diluted            $   (0.38)      $   (0.76)      $   (0.07)      $   (0.38)
                                            =============== ==============  ==============  ==============

YEAR ENDED DECEMBER 31, 2001
Total revenue                                 $  53,812       $  55,217       $  37,961       $  43,820
Gross margin                                     27,149          28,618          13,244          17,400
Net income (loss)                                (1,352)            982          (8,222)         (5,421)
Net income (loss) attributable to common
     shareholders                                (1,352)            982          (8,222)         (5,421)
Income (loss) per share - Basic and Diluted   $   (0.15)      $    0.11       $   (0.94)      $   (0.62)
                                            =============== ==============  ==============  ==============

18.  RECENT DEVELOPMENTS

On January 7, 2003, John S. Farrand, then the Company's President and Chief Executive Officer, ceased his employment with the Company. Separation arrangements with Mr. Farrand have not yet been finalized. Upon Mr. Farrand's departure, Ronald O. Perelman, the Chairman of the Board of Directors of the Company, appointed an Office of the President comprised of Bobby G. Jenkins, Executive Vice President and Chief Financial Officer, Eric W. Golden, Executive Vice President and General Counsel, and Will T. Paice, currently President of U.S. Operations, to manage the daily affairs of the Company.

In addition, Scott L. Seybold, Executive Vice President and former Chief Financial Officer, will cease his employment with the Company effective March 31, 2003.

19.  OTHER MATTERS

On August 5, 2002, the New York Stock Exchange ceased listing the Company's Common Stock, which now trades over the counter under the ticker symbol PVIS.OB.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER        DESCRIPTION
------        -----------
3.            CERTIFICATE OF INCORPORATION AND BY-LAWS

3.1 Restated Certificate of Incorporation of the Company (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.2 Restated By-Laws of the Company (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.3 Certificate of Designations, Powers, Preferences and Rights of Series A Non-Cumulative Perpetual Participating Preferred Stock of Panavision Inc. (incorporated herein by reference from Exhibit 13 from the Company's Form SC 13D/A filed on December 28, 2001).

3.4 Certificate of Designations, Powers, Preferences and Rights of Series B Cumulative Pay-in-Kind Preferred Stock of Panavision Inc. (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.            INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
              INDENTURES.

4.1 Indenture, dated as of February 11, 1998, between PX Escrow and The Bank of New York, as Trustee, relating to the Company's 95/8% Senior Subordinated Discount Notes Due 2006 (the "Indenture"). Incorporated herein by reference from the identically numbered exhibit from the Company's Registration Statement on Form S-1, Registration No. 333-59363 filed with the Securities and Exchange Commission on October 8, 1998.

4.2 First Supplemental Indenture dated June 4, 1998, among PX Escrow, the Company and the Trustee, amending the Indenture (incorporated herein by reference from the identically numbered exhibit from the Company's Registration Statement on Form S-1, Registration No. 333-59363 filed with the Securities and Exchange Commission on October 8, 1998).

4.3 Credit Agreement, dated June 4, 1998, among Panavision Inc., the several lenders named therein, Chase Securities Inc., as Advisor and Arranger, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference from the identically numbered exhibit from the Company's Current Report on Form 8-K dated June 4, 1998 and filed with the Securities and Exchange Commission on June 19, 1998).

4.4 Line of Credit Agreement dated February 3, 2003 between Panavision Inc. and MacAndrews & Forbes Holdings Inc.

4.5 Registration Rights Agreement, dated as of June 5, 1998, between Panavision Inc. and PX Holding Corporation (incorporated herein by reference from the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 1998). This document was transferred to M&F Worldwide Corp. on April 19, 2001. See exhibit 10.21 below.

4.6 First Amendment, dated as of September 30, 1998, to the Credit Agreement among Panavision Inc., the several lenders named therein, Chase Securities Inc., as Advisor and Arranger, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference from the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

4.7 Second Amendment, dated as of June 30, 1999, to the Credit Agreement among Panavision Inc., the several lenders named therein, Chase Securities Inc., as Advisor and Arranger, and The Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference from the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

4.8 Third Amendment, dated as of March 15, 2002, to the Credit Agreement among Panavision Inc., the several lenders named therein, J.P. Morgan Securities Inc. (formerly known as Chase Securities Inc.), as Advisor and Arranger, Credit Suisse First Boston, as Documentation Agent, and J.P. Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

EXHIBIT
NUMBER        DESCRIPTION
------        -----------
4.9           Fourth Amendment, dated as of June 14, 2002, to the Credit
              Agreement among Panavision Inc., the several lenders named therein, J.P. Morgan Securities (formerly known as Chase
              Securities Inc.), as Advisor and Arranger, Credit Suisse First
              Boston, as Documentation Agent, and J.P. Morgan Chase Bank
              (formerly known as The Chase Manhattan Bank), as Administrative
              Agent (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.10 Fifth Amendment, dated as of September 30, 2002, to the Credit Agreement among Panavision Inc., the several lenders named therein, J.P. Morgan Securities (formerly known as Chase Securities Inc.), as Advisor and Arranger, Credit Suisse First Boston, as Documentation Agent, and J.P. Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.11 Sixth Amendment, dated as of March 27, 2003, to the Credit Agreement among Panavision Inc., the several lenders named therein, Credit Suisse First Boston, as Documentation Agent, and J.P. Morgan Chase Bank, as Administrative Agent.

4.12 First Amendment, dated as of March 27, 2003, to the Line of Credit Agreement between Panavision Inc. and MacAndrews & Forbes
              Holdings Inc.

10.           MATERIAL CONTRACTS.

10.1 Panavision Inc. 1999 Stock Option Plan (incorporated herein by reference from Annex A of the Company's 1999 Definitive Proxy Statement dated March 31, 1999).

10.2 Panavision Inc. 1999 Executive Incentive Compensation Plan (incorporated herein by reference from the Company's 1999 Definitive Proxy Statement dated March 31, 1999).

10.3 Letter Agreement, dated as of March 27, 2003, between Mafco Holdings Inc., PX Holding Corporation and Panavision Inc.

10.4 Lease, dated June 13, 1995, between the Company and Trizec Warner Inc. (incorporated herein by reference from the identically numbered exhibit to the Company's Registration Statement on Form S-1, Registration No. 333-12235).

10.5 Stipulation of Settlement Agreement, dated July 26, 2002, regarding the M&F Worldwide Corp. Shareholder litigation (incorporated herein by reference from Exhibit 16 from the Company's Form SC 13D/A filed on July 29, 2002).

10.6 Common Stock Letter Agreement, dated as of December 3, 2002, by and between PX Holding Corporation and M&F Worldwide Corp. (incorporated herein by reference from Exhibit 1 from the Company's form SC 13D/A filed on December 9, 2002).

10.7 Preferred Stock Letter Agreement, dated as of December 3, 2002, by and between PX Holding Corporation and M&F Worldwide Corp. (incorporated herein by reference from Exhibit 2 from the Company's form SC 13D/A filed on December 9, 2002).

10.8 Registration Rights Agreement, dated as of December 3, 2002, by and between PX Holding Corporation and Panavision Inc. (incorporated herein by reference from Exhibit 3 from the Company's form SC 13D/A filed on December 9, 2002).

10.9 Registration Rights Termination Letter Agreement, dated as of December 3, 2002, by and between Mafco Holdings Inc. and Panavision Inc. (incorporated herein by reference from Exhibit 4 from the Company's form SC 13D/A filed on December 9, 2002).

10.10 Mafco-M&F Worldwide Note Letter Agreement, dated as of December 3, 2002, by and between Mafco Holdings Inc. and M&F Worldwide Corp. (incorporated herein by reference from Exhibit 5 from the Company's Form SC 13D/A filed on December 9, 2002).

10.11 Mafco-Pneumo Abex Corporation Letter Agreement, dated as of December 3, 2002, by and between Mafco Holdings Inc., M&F Worldwide Corp and Pneumo Abex Corporation (incorporated herein by reference from Exhibit 6 from the Company's form SC 13D/A filed on December 9, 2002).

10.12 Employment Agreement, dated October 15, 2002, between Panavision Inc. and Bobby G. Jenkins, Executive Vice President and Chief Financial Officer.

10.13 Employment Agreement, dated September 1, 2002, between Panavision Inc. and Eric W. Golden, Executive Vice President and General Counsel.

10.14 Letter Agreement, dated as of January 31, 2003, between Mafco Holdings Inc., PX Holding Corporation and Panavision Inc.

10.16 Tax Sharing Agreement, dated as of February 1, 1999, between Mafco Holdings Inc. and Panavision Inc. (incorporated herein by reference from the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 1998). This agreement covers the period February 1, 1999 through April 18, 2001.

10.17 Stock and Warrant Purchase Agreement dated July 26, 2000 by and between Sony Electronics Inc. and Panavision Inc. (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.18 Warrant No. W-1, dated July 26, 2000, Warrant for Purchase of Shares of Common Stock from Panavision Inc. by Sony Electronics Inc. (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.19 Panavision Inc. Stockholders Agreement dated July 26, 2000 by and among Panavision Inc. and Sony Electronics Inc. (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.20 Registration Rights Agreement dated July 26, 2000 by and between Panavision Inc. and Sony Electronics Inc. (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.21 Registration Rights Transfer Agreement, dated as of April 19, 2001, by and between PX Holding Corporation, Panavision Inc. and M&F Worldwide Corp. (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001). This agreement was later cancelled effective December 3, 2002 as part of the M&F Settlement.

10.22 Tax Sharing Agreement, dated as of April 19, 2001, by and amount Panavision Inc., certain of its subsidiaries and M&F Worldwide Corp (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001). This agreement covers the period April 19, 2001 through December 2, 2002.

10.23 M&F Worldwide Corp. Letter, dated as of April 19, 2001, delivered by M&F Worldwide Corp. to Panavision Inc., together with Mafco Letter Agreement, dated as of April 19, 2001, by and between Mafco Holdings Inc. and M&F Worldwide Corp. (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001). This agreement was later cancelled effective December 3, 2002 as part of the M&F Settlement.

10.24 Mafco Letter Agreement, dated as of December 21, 2001, between Mafco Holdings Inc. and M&F Worldwide Corp. (incorporated herein by reference from Exhibit 11 from the Company's Form SC 13D/A filed on December 28, 2001). This agreement was later cancelled effective December 3, 2002 as part of the M&F Settlement.

10.25 M&F Worldwide Letter Amendment, dated as of December 21, 2001, delivered by M&F Worldwide Corp. to Panavision Inc. (incorporated herein by reference from Exhibit 12 from the Company's Form SC 13D/A filed on December 28, 2001). This agreement was later cancelled effective December 3, 2002 as part of the M&F Settlement.

10.26 Registration Rights Agreement Amendment Letter, dated as of December 21, 2001, between Panavision Inc. and M&F Worldwide Corp. (incorporated herein by reference from Exhibit 14 from the Company's Form SC 13D/A filed on December 28, 2001). This agreement was later cancelled effective December 3, 2002 as part of the M&F Settlement.

10.27 Registration Rights Agreement Amendment Letter, dated as of December 21, 2001, between PX Holding Corporation and M&F Worldwide Corp. (incorporated herein by reference from the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 2001). This agreement was later cancelled effective December 3, 2002 as part of the M&F Settlement.

10.28 Letter Agreement relating to the Mafco Disbursement, dated December 21, 2001, between Mafco Holdings, Inc. and M&F Worldwide Corp. (incorporated herein by reference from the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 2001). This agreement was later cancelled effective December 3, 2002 as part of the M&F Settlement.

10.29 Letter Agreement, dated June 27, 2002, between Mafco Holdings Inc. and Panavision Inc. (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

21.           SUBSIDIARIES.

21.1          Subsidiaries of the Company.

23.           CONSENTS

23.1          Consent of Ernst & Young LLP

24.           POWERS OF ATTORNEY.

24.1          Power of Attorney executed by Ronald O. Perelman

24.2          Power of Attorney executed by Philip E. Beekman

24.3          Power of Attorney executed by Donald G. Drapkin

24.4          Power of Attorney executed by Edward Grebow

24.5          Power of Attorney executed by James R. Maher

24.6          Power of Attorney executed by Martin D. Payson

24.7          Power of Attorney executed by Patrick Whittingham

24.8          Power of Attorney executed by Robert S. Wiesenthal

24.9          Power of Attorney executed by Kenneth Ziffren

99.           MISCELLANEOUS

99.1           Certification of Office of the President pursuant to U.S.C.
               Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2           Certification of Office of the President pursuant to U.S.C.
               Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.3           Certification of Office of the President pursuant to U.S.C.
               Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.4 Certification of Office of the CFO pursuant to U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.5 Press Release dated December 3, 2002 (incorporated herein by reference from Exhibit 7 from the Company's Form SC 13D/A filed December 9, 2002).