Form 10-Q
period 2003-03-31
PANAVISION INC
filed 2003-05-09
CIK 1022911

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

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

| |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________TO_______________

                        Commission file number: 001-12391

                             ----------------------

                                 PANAVISION INC.
             (Exact name of Registrant as specified in its charter)


                   DELAWARE                                 13-3593063
-----------------------------------------------      --------------------------
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                 Identification No.)

             6219 DE SOTO AVENUE
          WOODLAND HILLS, CALIFORNIA                          91367
-----------------------------------------------      --------------------------
   (Address of principal executive offices)                 (Zip code)

                                 (818) 316-1000
                Registrant's telephone number including area code

                             ----------------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES |X| NO | |

     INDICATE BY CHECKMARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE SECURITIES EXCHANGE ACT OF 1934). YES | | NO |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     As of May 9, 2003, there were 8,769,919 shares of Panavision Inc. Common Stock outstanding.

================================================================================

                                 PANAVISION INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations...............................................3

         Condensed Consolidated Balance Sheets.........................................................4

         Condensed Consolidated Statements of Cash Flows...............................................6

         Notes to Condensed Consolidated Financial Statements..........................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...................................20

Item 4.  Controls and Procedures......................................................................20



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................21

Item 2.  Changes in Securities and Use of Proceeds....................................................21

Item 3.  Defaults Upon Senior Securities..............................................................21

Item 4.  Submission of Matters to a Vote of Security Holders..........................................21

Item 5.  Other Information............................................................................21

Item 6.  Exhibits and Reports on Form 8-K.............................................................21



SIGNATURES............................................................................................22

CERTIFICATIONS........................................................................................23

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

                                 PANAVISION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                       FIRST QUARTER ENDED
                                                            MARCH 31,
                                                       2003            2002
                                                    ----------      ----------

Camera rental                                       $  29,429        $  29,736
Lighting rental                                         6,794            7,563
Sales and other                                        10,076            8,282
                                                    ---------       ----------
Total rental revenue and sales                         46,299           45,581
Cost of camera rental                                  14,868           14,988
Cost of lighting rental                                 6,830            6,212
Cost of sales and other                                 6,220            5,256
                                                    ---------       ----------
Gross margin                                           18,381           19,125
Selling, general and administrative expenses           19,274           13,043
Research and development expenses                       1,228            1,142
                                                    ---------       ----------
Operating income (loss)                                (2,121)           4,940
Interest income                                            45               62
Interest expense                                       (7,614)          (8,465)
Foreign exchange loss                                    (915)            (365)
Other, net                                                258               46
                                                    ---------       ----------
Loss before income taxes                              (10,347)          (3,782)
Income tax benefit                                      2,993              478
                                                    =========       ==========
Net loss                                            $  (7,354)       $  (3,304)
                                                    =========       ==========
Net loss attributable to common stockholders        $  (8,845)       $  (3,304)
                                                    =========       ==========
Net loss per share - basic and diluted              $   (1.01)       $   (0.38)
                                                    =========       ==========
Shares used in computation - basic and diluted          8,770            8,770


                             See accompanying notes.

                                 PANAVISION INC.


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                             MARCH 31, 2003      DECEMBER 31, 2002
                                                                             --------------      -----------------
                                ASSETS                                       (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                    $   13,340           $   12,647
   Accounts receivable (net of allowance of $1,972 in 2003 and
     $1,634 in 2002)                                                                27,390               27,542
   Inventories                                                                      10,585               10,417
   Prepaid expenses                                                                  4,481                3,708
   Due from affiliate                                                                2,762                2,548
   Other current assets                                                              1,598                1,614
                                                                                ----------           ----------
Total current assets                                                                60,156               58,476

Property, plant and equipment, net                                                 220,756              223,394
Goodwill, net                                                                      272,332              268,280
Patents and trademarks, net                                                         67,448               67,574
Due from affiliate                                                                     350                  313
Other assets                                                                        18,204               15,130
                                                                                ----------           ----------
Total assets                                                                    $  639,246           $  633,167
                                                                                ==========           ==========


                             See accompanying notes.

                                 PANAVISION INC.


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                             MARCH 31, 2003      DECEMBER 31, 2002
                                                                            ----------------    -------------------
                                                                             (UNAUDITED)
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $    8,660            $   6,695
   Accrued liabilities                                                              25,310               28,451
   Due to affiliate                                                                  1,303                  513
   Current maturities of long-term debt                                             51,235               22,815
                                                                                ----------           ----------
Total current liabilities                                                           86,508               58,474

Long-term debt                                                                     284,349              408,625
Note payable to affiliate                                                            7,215                7,039
Deferred tax liabilities                                                            43,797               25,366
Other liabilities                                                                    8,398                8,592
Due to related parties                                                               1,237                1,209

Commitments and Contingencies

Redeemable Series B Cumulative Pay-in-Kind Preferred Stock, $0.01
   par value; 100,000 shares authorized; 49,199 shares issued and outstanding at December 31, 2002, (liquidation preference of $1,000
   per share plus accrued and unpaid dividends)                                          -               51,733

Stockholders' equity:
   Series A Non-Cumulative Perpetual Participating Preferred Stock,
     $0.01 par value; 2,000,000 shares authorized; 1,381,690 shares issued and outstanding at March 31, 2003 and December 31, 2002
     (liquidation preference of $1 per share plus declared and unpaid
     dividends)                                                                         14                   14
   Series C Cumulative Pay-in-Kind Preferred Stock, $0.01 par value;
     200,000 shares authorized; 159,644 shares issued and outstanding at March 31, 2003 (liquidation preference of $1,000 per share plus
     accrued and unpaid dividends)                                                       2                    -
   Common Stock, $0.01 par value; 50,000,000 shares authorized;
     8,769,919 shares issued and outstanding at March 31, 2003 and
     December 31, 2002                                                                  88                   88
   Additional paid-in capital                                                      330,702              189,476
   Revaluation capital                                                             333,199              333,199
   Accumulated deficit                                                            (451,393)            (444,039)
   Accumulated other comprehensive loss                                             (4,870)              (6,609)
                                                                                ----------           ----------

Total stockholders' equity                                                         207,742               72,129
                                                                                ----------           ----------

Total liabilities and stockholders' equity                                      $  639,246            $ 633,167
                                                                                ==========           ==========

                             See accompanying notes.

                                 PANAVISION INC.


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                  2003                    2002
                                                            ----------------       ------------------
OPERATING ACTIVITIES
Net loss                                                    $      (7,354)         $      (3,304)
Adjustments to derive net cash provided by operating
  activities
     Depreciation and amortization                                 10,911                 10,488
     (Gain) loss on sale of property and equipment                     12                    (88)
     Amortization of discount on subordinated notes                     -                  1,480
     Deferred income tax (benefit) provision                       (3,452)                    47
     Changes in operating assets and liabilities:
       Accounts receivable                                            152                 (3,155)
       Inventories                                                   (168)                   123
       Prepaid expenses and other current assets                     (757)                (1,561)
       Due from affiliate                                            (214)                  (509)
       Accounts payable                                             1,965                   (202)
       Accrued liabilities                                         (1,781)                   932
       Due to affiliates                                              790                 (1,929)
     Other, net                                                       452                   (681)
                                                            ----------------       ------------------
Net cash provided by operating activities                             556                  1,641

INVESTING ACTIVITIES
Capital expenditures                                               (7,182)                (7,216)
Proceeds from dispositions of fixed assets                             10                    179
                                                            ----------------       ------------------
Net cash used in investing activities                              (7,172)                (7,037)

FINANCING ACTIVITIES
Borrowings under notes payable and credit agreement                     -                 13,026
Repayments of notes payable and credit agreement                   (3,779)                (6,023)
Deferred financing costs                                           (3,155)                (1,033)
Proceeds from issuance of Series B Preferred Stock                  4,372                      -
Capital contribution, net of transaction costs                      9,800                      -
                                                            ----------------       ------------------
Net cash provided by financing activities                           7,238                  5,970
Effect of exchange rate changes on cash                                71                     18
                                                            ----------------       ------------------
Net increase in cash and cash equivalents                             693                    592
Cash and cash equivalents at beginning of period                   12,647                  2,048
                                                            ----------------       ------------------
Cash and cash equivalents at end of period                  $      13,340          $       2,640
                                                            ================       ==================



                             See accompanying notes.

                                 PANAVISION INC.


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                  2003                    2002
                                                            ----------------       ------------------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid during the period                             $      11,613          $       4,801
Income taxes paid during the period                         $         582          $         693

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
For the quarter ended March 31, 2003, the Company recorded an accreted dividend of $1,319 on the Series B Preferred Stock.

On March 27, 2003, Mafco Holdings contributed $90.9 million principal amount of the 9 5/8% Senior Subordinated Discount Notes Due 2006 (the "Existing Notes") and $10.0 million in cash to the Company in exchange for 102,220 shares of Series C Cumulative Pay-in-Kind Preferred Stock ("Series C Preferred Stock") which it contributed to the capital of PX Holding, and PX Holding contributed to the Company 53,571 shares of Series B Preferred Stock in exchange for 57,424 shares of Series C Preferred Stock. In connection with the contribution of Existing Notes by the majority shareholder, deferred tax assets associated with these Existing Notes of $18.0 million were charged against additional paid-in capital.




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

     As also described in Note 2 of the Company's 2002 Annual Report on Form 10-K, on April 19, 2001, M&F Worldwide Corp. ("M&F Worldwide") purchased from PX Holding Corporation ("PX Holding"), a wholly owned subsidiary of Mafco Holdings, all 7,320,225 shares (the "Purchased Shares") of the Company's Common Stock held by PX Holding (the "M&F Purchase"). The Purchased Shares constituted approximately 83.5% of the Company's then outstanding Common Stock. As a result of the purchase, Mafco Holdings increased its indirect interest in M&F Worldwide to a majority position.

     During 2001, certain shareholders of M&F Worldwide brought lawsuits against M&F Worldwide and its directors challenging the M&F Purchase as an alleged breach of fiduciary duty and sought, among other things, rescission of the M&F Purchase transaction. One of the shareholders dismissed his lawsuit pursuant to a settlement. On December 3, 2002, the remaining parties to the litigation consummated a settlement of the litigation (the "M&F Settlement"), whereby Mafco Holdings acquired, through PX Holding, (1) the shares of the Company's Common Stock that M&F Worldwide had purchased in April 2001, (2) the shares of the Company's Series A Preferred Stock that M&F Worldwide acquired in December of 2001, (3) the Existing Notes that a subsidiary of M&F Worldwide acquired in November of 2001, and (4) the Las Palmas Note in the amount of $6.7 million that the Company issued to M&F Worldwide on its acquisition of the shares of Las Palmas (see Note 14 of the Company's 2002 Annual Report on Form 10-K). In addition, all agreements which M&F Worldwide entered into in connection with the M&F Purchase and the December 2001 issuance of the Series A Preferred Stock were terminated.

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

     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company's 2002 Annual Report on Form 10-K.

     The condensed consolidated financial statements include the accounts of Panavision and its majority-owned subsidiaries. All significant intercompany amounts and transactions have been eliminated.

     Certain amounts in previously issued financial statements have been reclassified to conform to the 2003 presentation.

                                 PANAVISION INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.   INVENTORIES

     Inventories consist of the following (in thousands):


                                              MARCH 31, 2003        DECEMBER 31, 2002
                                         ----------------------  -----------------------
                                              (UNAUDITED)

         Finished goods                       $    2,451                $    2,209
         Work-in-process                             313                       283
         Component parts                           1,324                     1,391
         Spare parts and supplies                  1,692                     1,792
         Goods purchased for resale                4,805                     4,742
                                         ----------------------  -----------------------
                                              $   10,585                $   10,417
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

4.       LONG-TERM DEBT

     On June 4, 1998, the Company entered into a credit agreement with a syndicate of lenders (as subsequently amended on September 30, 1999, March 15, 2002, June 14, 2002, September 30, 2002 and March 27, 2003, the "Existing Credit Agreement").

     Effective September 30, 2002, the Company amended the Existing Credit Agreement to, among other things, reduce the minimum EBITDA the Company was required to achieve for the four fiscal quarters ending September 30, 2002 (the "September Amendment"). This provision of the September Amendment expired on March 28, 2003.

     The September Amendment also provided that it would be an event of default if (i) by February 1, 2003, an affiliate of the Company failed to make a cash equity contribution to the Company in the amount of the interest due February 1, 2003 on Existing Notes held by affiliates of the Company on that date or (ii) by March 28, 2003, the Existing Credit Agreement was not refinanced or the debt of the Company reduced, in either case by an amount acceptable to the lenders under the Existing Credit Agreement, or an affiliate of the Company failed to make a cash equity contribution to the Company in the amount of the interest which was due on February 1, 2003 on Existing Notes held by non-affiliates of the Company on that date. On January 31, 2003, Mafco Holdings made the required cash equity contribution to the Company in the amount of the interest due February 1, 2003 on the Existing Notes held by affiliates of the Company on that date in exchange for 4,372 shares of the Company's Series B Preferred Stock.

     On February 3, 2003, Mafco Holdings agreed to extend to the Company a revolving line of credit in the amount of $4.0 million, at the same rate as provided for in the Revolving Facility pursuant to the Existing Credit Agreement (the "Mafco Line").

                                 PANAVISION INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     On March 27, 2003, the Company amended its Existing Credit Agreement to, among other things, decrease minimum EBITDA for the four fiscal quarters ended December 31, 2002, specify the minimum EBITDA, decrease the minimum interest coverage ratio and increase the maximum leverage ratio required for the four fiscal quarters ending on each of March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003 (the "March 2003 Amendment"). Absent this amendment, the Company would not have been in compliance with financial covenants for the four fiscal quarters ended December 31, 2002. Under the March 2003 Amendment, certain lenders also agreed to defer amortization payments otherwise due in 2003 to March 31, 2004 such that amortization payments required of the Company in 2003 will be reduced by $20.0 million. The Company agreed to pay, among other fees, $2.0 million, representing 10% of the amount of deferred amortization, at closing.

     In connection with the March 2003 Amendment, Mafco Holdings contributed $90,860,000 principal amount of Existing Notes and $10.0 million in cash to the Company in exchange for 102,220 shares of Series C Cumulative Pay-in-Kind Preferred Stock, par value $0.01 per share, of the Company (the "Series C Preferred Stock"), which it contributed to the capital of PX Holding, and PX Holding contributed to the Company 53,571 shares of Series B Preferred Stock in exchange for 57,424 shares of Series C Preferred Stock. In connection with the contribution of Existing Notes by the majority shareholder, deferred tax assets associated with these Existing Notes of $18.0 million were charged against additional paid-in capital. Due to the related party nature of this transaction, the Company did not record any gain or loss in the first quarter of 2003. The Series C Preferred Stock is non-voting; has a liquidation preference of $1,000 per share plus accrued and unpaid dividends; and entitles the holder to cumulative dividends at a rate of 10% per annum regardless of whether declared or earned. Additionally, the Series C Preferred Stock is subject to redemption in certain circumstances upon a change of control. Mafco Holdings also agreed to a maturity date of March 31, 2004 on the Mafco Line.

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

5.   PREFERRED STOCK TRANSACTIONS

     In connection with the March 2003 Amendment, as discussed in Note 4 above, all Series B Preferred Stock was exchanged for Series C Preferred Stock. The Series C Preferred Stock, par value $0.01 per share, is non-voting; has a liquidation preference of $1,000 per share plus accrued and unpaid dividends; and entitles the holder to cumulative dividends at a rate of 10% per annum regardless of whether declared or earned. Additionally, the Series C Preferred Stock is subject to redemption in certain circumstances upon a change of control.

6.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued Statement of Financial Accounting Standard No 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and

                                 PANAVISION INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Other Costs to Exit an Activity" (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and did not have a material impact on the Company's financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The application of FIN 45 did not materially impact the financial condition, results of operations, and cash flows of the Company.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation is not expected to have a material impact on the Company's financial statements.

7.   SEGMENT INFORMATION

     The Company has one reportable segment, the rental of camera systems, lighting systems and other equipment, and the sales of related products. These activities are conducted in a number of geographic locations through the Company's owned-and-operated facilities and its network of independent agents. The geographic operations are organized in three regions: North America, Europe and Asia Pacific.

     The following table presents revenue and other financial information for the reportable segment by geographic region (in thousands):

                                                      RENTAL AND SALES
                                     --------------------------------------------------
THREE MONTHS ENDED                      NORTH                      ASIA
MARCH 31, 2003                         AMERICA       EUROPE       PACIFIC    SUBTOTAL      OTHER         TOTAL
                                     ------------ ------------- ------------ ---------- ------------- ------------
Revenue from
  external customers                 $   22,936   $   14,728    $    6,324   $   43,988 $    2,311      $ 46,299
Intersegment revenue                      2,863        1,128             -        3,991          -         3,991
Operating income (loss)                   2,514       (2,789)          716          441     (2,562)       (2,121)

                                 PANAVISION INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                     RENTAL AND SALES
                                     --------------------------------------------------
THREE MONTHS ENDED                      NORTH                      ASIA
MARCH 31, 2002                         AMERICA       EUROPE       PACIFIC    SUBTOTAL      OTHER         TOTAL
                                     ------------ ------------- ------------ ---------- ------------- ------------

Revenue from
  external customers                 $   24,620   $   13,954    $    7,007    $  45,581  $       -      $ 45,581
Intersegment revenue                      3,257          904             -        4,161          -         4,161
Operating income (loss)                   6,513       (2,083)        1,503        5,933       (993)        4,940

     The accounting policies of the geographic regions are the same as those described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's 2002 Annual Report on Form 10-K.

8.   COMPREHENSIVE LOSS

     For the quarters ended March 31, 2003 and 2002, comprehensive loss amounted to $(5,615,000) and $(3,178,000), respectively. The difference between net loss and comprehensive loss relates to the change in the Company's foreign currency translation adjustments.

9.   NET LOSS PER SHARE

     For the three months ended March 31, 2003 and 2002, the basic and diluted per share data is based on the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares, consisting of outstanding stock options and warrants, are not included in the diluted loss per share calculation since they are antidilutive.

     The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share information):

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                  ------------------------------------------
                                                                         2003                  2002
                                                                  --------------------  --------------------
Numerator:
    Net loss                                                            $ (7,354)           $   (3,304)
    Accreted dividends on Redeemable Series B
      Preferred Stock                                                     (1,319)                    -
    Series C Preferred Stock dividend in arrears                            (172)                    -
                                                                        --------            ----------
    Numerator for basic and diluted loss per share -
      net loss attributable to common stockholders                      $ (8,845)           $   (3,304)
                                                                        ========            ==========


                                 PANAVISION INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                  ------------------------------------------
                                                                         2003                  2002
                                                                  --------------------  --------------------
Denominator:
    Denominator for basic loss per share -
      weighted average shares                                                8,770                8,770
    Effect of dilutive securities -
      stock options and warrants                                                 -                    -
                                                                        -----------          -----------
    Denominator for diluted loss per share -
      adjusted weighted average shares                                       8,770                8,770
Basic loss per share                                                   $     (1.01)           $   (0.38)
                                                                        ===========          ===========
Diluted loss per share                                                 $     (1.01)           $   (0.38)
                                                                        ===========          ===========

10.      STOCK-BASED BENEFITS

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

     Through the three months ended March 31, 2003, the Company has elected to continue to apply APB 25 in accounting for its stock option grants.

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

                                 PANAVISION INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                       2003                   2002
                                                                 ---------------        ----------------
Net loss as reported                                            $    (7,354)               $    (3,304)


Add: stock-based employee compensation expense
   included in reported net loss                                          -                         -

Deduct: total stock-based employee compensation
   expense determined under fair value method of all
   awards
                                                                          -                        (15)
                                                                ------------               ------------
Pro forma net loss                                              $    (7,354)               $    (3,319)
                                                                ============               ============
Pro forma net loss attributable to common stockholders          $    (8,845)               $    (3,319)
                                                                ============               ============
Shares used in computation -- basic and diluted                       8,770                      8,770
                                                                ============               ============
Loss per share:

   Basic and diluted net loss per share -- as reported          $     (1.01)               $     (0.38)


   Basic and diluted net loss per share -- pro forma            $     (1.01)               $     (0.38)


11.      RECENT DEVELOPMENTS

     On April 2, 2003, the Company announced the appointment of Robert L. Beitcher as President, effective April 14, 2003. In his new post, Mr. Beitcher will report to the Company's Chairman, Ronald O. Perelman, who will serve as the Chief Executive Officer. Mr. Beitcher will also be nominated to serve on the Board of Directors.

     On April 10, 2003, the Company entered into a loan out service agreement with Ziffren, Brittenham, Branca, Fischer, Gilbert-Lurie and Stiffelman LLP pursuant to which Kenneth Ziffren, a member of the Company's board of directors, will serve as Co-Chairman of the Company. The agreement has a term of three years and is effective as of March 26, 2003.

     On March 26, 2003, the Board of Directors appointed Howard Gittis to the position of Vice Chairman of the Company. Mr. Gittis, who currently serves as Vice Chairman of Mafco Holdings, will receive no compensation, directly or indirectly, from the Company for his service as Vice Chairman.

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

     This section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and the Critical Accounting Policies as disclosed under item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     RELATED PARTY TRANSACTIONS

     As also described in Note 2 of the Company's 2002 Annual Report on Form 10-K, on April 19, 2001, M&F Worldwide Corp. ("M&F Worldwide") purchased from PX Holding Corporation ("PX Holding"), a wholly owned subsidiary of Mafco Holdings, all 7,320,225 shares (the "Purchased Shares") of the Company's Common Stock held by PX Holding (the "M&F Purchase"). The Purchased Shares constituted approximately 83.5% of the Company's then outstanding Common Stock. As a result of the purchase, Mafco Holdings increased its indirect interest in M&F Worldwide to a majority position.

     During 2001, certain shareholders of M&F Worldwide brought lawsuits against M&F Worldwide and its directors challenging the M&F Purchase as an alleged breach of fiduciary duty and sought, among other things, rescission of the M&F Purchase transaction. One of the shareholders dismissed his lawsuit pursuant to a settlement. On December 3, 2002, the remaining parties to the litigation consummated the M&F Settlement, whereby Mafco Holdings acquired, through PX Holding, (1) the shares of the Company's Common Stock that M&F Worldwide had purchased in April 2001, (2) the shares of the Company's Series A Preferred Stock that M&F Worldwide acquired in December of 2001, (3) the 9 5/8% Senior Subordinated Discount Notes Due 2006 (the "Existing Notes") that a subsidiary of M&F Worldwide acquired in November of 2001, and (4) the Las Palmas Note in the amount of $6.7 million that the Company issued to M&F Worldwide on its acquisition of the shares of Las Palmas (see Note 14 of the Company's 2002 Annual Report on Form 10-K). In addition, all agreements to which M&F Worldwide entered into in

                                 PANAVISION INC.


connection with the M&F Purchase and the December 2001 issuance of the Series A Preferred Stock were terminated.

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

RESULTS OF OPERATIONS

     The following discussion and analysis includes the Company's consolidated results of operations for 2003 as compared to 2002.



      QUARTER ENDED MARCH 31, 2003 COMPARED TO QUARTER ENDED MARCH 31, 2002

CAMERA RENTAL OPERATIONS

     Camera rental revenue for the first quarter of 2003 was $29.4 million. Revenue decreased $0.3 million, or 1.0%, as compared to the first quarter of 2002. The decline reflects a decrease in feature activity in the U.K. and Canada, as well as decreased commercial rental revenue in the U.S., partially offset by increased series television revenue.

     Cost of camera rental for the first quarter of 2003 remained relatively constant at $14.9 million as compared to $15.0 million for the corresponding 2002 quarter.

LIGHTING RENTAL OPERATIONS

     Lighting rental revenue for the first quarter of 2003 was $6.8 million, a decline of $0.8 million, or 10.5%, as compared to the first quarter of 2002. The decrease reflects lower lighting rental activity in Australia, partially offset by increased lighting rental activity at Lee Lighting in the U.K.

     Cost of lighting rental for the first quarter of 2003 was $6.8 million, an increase of $0.6 million, or 9.7%, as compared to the first quarter of 2002. The increase was primarily due to increased labor expenses related to the increase in lighting rental activity at Lee Lighting in the U.K., partially offset by lower expenses in Australia.

SALES AND OTHER

     Sales and other revenue in the first quarter of 2003 was $10.1 million, an increase of $1.8 million, or 21.7%, over the corresponding 2002 quarter. The increase was primarily due to increased business at EFILM as well as increased sales at Lee Filters and Lee Lighting in the U.K.

     Cost of sales and other for the first quarter of 2003 was $6.2 million, an increase of $0.9 million, or 17.0%, as compared to 2002. The change was primarily due to the increase in sales and other revenue discussed above.

OPERATING COSTS

     Selling, general and administrative expenses for the first quarter of 2003 were $19.3 million, an increase of $6.3 million, or 48.5%, as compared to the first quarter of 2002. The increase was primarily due to a $4.0 million accrual for severance costs in connection with the departure of the Company's former

                                 PANAVISION INC.


Chief Executive Officer and Chief Financial Officer as well as $1.1 million in costs related to the expansion of EFILM since the prior year. The remaining increase reflects increased employee costs, primarily incentive compensation accruals, and various other increases throughout the Company.

     Research and development expenses for the first quarter of 2003 were $1.2 million, as compared to $1.1 million for the quarter ended March 31, 2002. The change was mainly due to payroll increases as compared to the prior year.

INTEREST, TAXES AND OTHER

     Net interest expense for the first quarter of 2003 was $7.6 million, a decrease of $0.8 million, or 9.5%, as compared to the first quarter of 2002. The decrease reflects a lower debt level and lower interest rates as compared to the first quarter of 2002. Had Mafco Holdings contributed $90.9 million principal amount of Existing Notes on January 1, 2003, interest expense would have been approximately $5.4 million in the first quarter of 2003.

     Foreign exchange loss for the first quarter of 2003 was $0.9 million as compared to $0.4 million in the first quarter of 2002. The increased loss was primarily due to a weaker U.S. dollar as compared to the prior year.

     The tax benefit for the quarter ended March 31, 2003 was $3.0 million, as compared to a tax benefit of $0.5 million for the quarter ended March 31, 2002. For the first quarter of 2003, the Company recorded an income tax benefit of $3.3 million resulting from the benefit associated with domestic tax losses, offset by a $0.3 million provision relating to profitable foreign operations and foreign taxes withheld at source. See Notes 2 and 6 of the Notes to Consolidated Financial Statements included in the Company's 2002 Annual Report on Form 10-K for a discussion of the Company's Tax Sharing Agreements.

     Under applicable Internal Revenue Service regulations, as a result of the M&F Settlement, the Company may not join in filing a consolidated federal income tax return with either Mafco Holdings or the Company's subsidiaries until May 2006 without consent from the Internal Revenue Service. Accordingly, for the period from the effective date of the M&F Settlement of December 3, 2002 through December 31, 2002, and for the 2003 tax year, the Company will file separate federal income tax returns for the Company and incorporated subsidiaries. The Company does not believe that deconsolidation of its federal income tax returns will have a material adverse effect on the Company's business or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain information from the Company's condensed consolidated statements of cash flows for the periods indicated (in thousands):

                                                         THREE MONTHS
                                                        ENDED MARCH 31,
                                                  ------------------------------
                                                     2003              2002
                                                  ------------    --------------
     Net cash provided by (used in):
     Operating activities                          $    556       $   1,641
     Investing activities                            (7,172)         (7,037)
     Financing activities                             7,238           5,970

     Cash provided by operating activities, for the three months ended March 31, 2003, totaled $0.6 million comprised of the net loss of $7.4 million, adjusted for depreciation and amortization of $10.9 million, offset by the net change in working capital (excluding cash) and other miscellaneous items totaling $2.9 million. Total investing activities of $7.2 million consisted of capital expenditures. The majority of the capital expenditures were used to manufacture camera rental systems and accessories. Cash provided by financing activities was $7.2 million, which was comprised of repayments of $3.8 million under the Existing Credit

                                 PANAVISION INC.


Agreement, deferred financing costs of $3.2 million, proceeds from the issuance of Series B Preferred Stock of $4.4 million and a capital contribution from Mafco Holdings of $9.8 million, net of transaction costs.

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

     The September Amendment also provided that it would be an event of default if (i) by February 1, 2003, an affiliate of the Company failed to make a cash equity contribution to the Company in the amount of the interest due February 1, 2003 on Existing Notes held by affiliates of the Company on that date or (ii) by March 28, 2003, the Existing Credit Agreement was not refinanced or the debt of the Company reduced, in either case by an amount acceptable to the lenders under the Existing Credit Agreement, or an affiliate of the Company failed to make a cash equity contribution to the Company in the amount of the interest which was due on February 1, 2003 on Existing Notes held by non-affiliates of the Company on that date. On January 31, 2003, Mafco Holdings made the required cash equity contribution to the Company in the amount of the interest due February 1, 2003 on the Existing Notes held by affiliates of the Company on that date in exchange for 4,372 shares of the Company's Series B Preferred Stock.

     On February 3, 2003, Mafco Holdings agreed to extend to the Company a revolving line of credit in the amount of $4.0 million, at the same rate as provided for in the Revolving Facility pursuant to the Existing Credit Agreement (the "Mafco Line").

     On March 27, 2003, the Company amended its Existing Credit Agreement to, among other things, decrease minimum EBITDA for the four fiscal quarters ended December 31, 2002, specify the minimum EBITDA, decrease the minimum interest coverage ratio and increase the maximum leverage ratio required for the four fiscal quarters ending on each of March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003 (the "March 2003 Amendment"). Absent this amendment, the Company would not have been in compliance with financial covenants for the four fiscal quarters ended December 31, 2002. Under the March 2003 Amendment, certain lenders also agreed to defer amortization payments otherwise due in 2003 to March 31, 2004 such that amortization payments required of the Company in 2003 will be reduced by $20.0 million. The Company agreed to pay, among other fees, $2.0 million, representing 10% of the amount of deferred amortization, at closing.

     In connection with the March 2003 Amendment, Mafco Holdings contributed $90,860,000 principal amount of Existing Notes and $10.0 million in cash to the Company in exchange for 102,220 shares of Series C Cumulative Pay-in-Kind Preferred Stock, par value $0.01 per share, of the Company (the "Series C Preferred Stock"), which it contributed to the capital of PX Holding, and PX Holding contributed to the Company 53,571 shares of Series B Preferred Stock in exchange for 57,424 shares of Series C Preferred Stock. In connection with the contribution of Existing Notes by the majority shareholder, deferred tax assets associated with these Existing Notes of $18.0 million were charged against additional paid-in capital. Due to the related party nature of this transaction, the Company did not record any gain or loss in the first quarter of 2003. The Series C Preferred Stock is non-voting; has a liquidation preference of $1,000 per share plus accrued and unpaid

                                 PANAVISION INC.


dividends; and entitles the holder to cumulative dividends at a rate of 10% per annum regardless of whether declared or earned. Additionally, the Series C Preferred Stock is subject to redemption in certain circumstances upon a change of control. Mafco Holdings also agreed to a maturity date of March 31, 2004 on the Mafco Line.

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

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q for the quarter ended March 31, 2003, as well as certain of the Company's other public documents and statements and oral statements, contain forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements. In addition, estimates of cost savings included in this Form 10-Q are based on various assumptions that are subject to inherent uncertainty and actual cost savings could vary from these estimates. Further, the Company encourages investors to read the summary of its critical accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     In addition to factors described in the Company's Securities and Exchange Commission filings and others, the following factors could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (a) a significant reduction in the number of feature film, commercial or series television productions; (b) reduction in worldwide production activity due to the war in Iraq, threats of terrorism or SARS; (c) competitive pressures arising from changes in technology, customer requirements, price competition and industry standards; (d) an increase in expenses related to new product initiatives and product development efforts; (e) unfavorable foreign currency fluctuations; (f) significant increases in interest rates; (g) lower-than-expected cash flows from operations; (h) difficulties or delays in developing and introducing new products or failure of the Company's customers to accept new product offerings; (i) difficulties or delays in implementing improvements in operating efficiencies; (j) delays in customer acceptance of digital laboratory services; or (k) the inability to secure capital contributions or loans from affiliates, refinance its indebtedness or sell its equity securities. The Company assumes no responsibility to update the forward-looking statements contained in this filing.

                                 PANAVISION INC.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company manages its exposure to these market risks through its regular operating and financing activities. Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 presents quantitative and qualitative disclosures about market risk as of December 31, 2002. There have been no material changes in this disclosure as of March 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer (who are its principal executive officers and principal financial officer, respectively) have, within 90 days prior to the filing date of this quarterly report on Form 10-Q, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (as amended, the "Exchange Act")). Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

     The Company's Chief Executive Officer and Chief Financial Officer have determined that there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. The Company will continue to evaluate and assess its internal controls for financial reporting in 2003.

                                 PANAVISION INC.


                                     PART II


ITEM 1.    LEGAL PROCEEDINGS
           No material legal proceedings are pending.

ITEM 2.    CHANGES IN SECURITIES
           There were no modifications made to the rights of stockholders of any class of securities during the quarter ended March 31, 2003.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           There were no events of default upon senior securities during the quarter ended March 31, 2003.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           There were no matters submitted to a vote of security holders during the first quarter of 2003.

ITEM 5.    OTHER INFORMATION
           No additional information need be presented.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
(a)        Exhibits
3.5        Certificate of Designations, Powers, Preferences and Rights of
           Series C Cumulative Pay-in-Kind Preferred Stock of Panavision Inc.
10.2       Panavision Inc. 2003 Executive Incentive Compensation Plan.
10.15 Loan Out Service Agreement, dated April 10, 2003, and made effective March 26, 2003, between Panavision Inc., and Ziffren, Brittenham, Branca, Fischer, Gilbert-Lurie & Stiffelman LLP.
10.30 Employment Agreement, dated April 1, 2003, between Panavision Inc. and Robert L. Beitcher, President
10.31 Employment Agreement, dated May 9, 2003, between Panavision Inc. and Eric W. Golden, Executive Vice President and General Counsel.
10.32 Employment Agreement, dated May 9, 2003, between Panavision Inc. and Bobby G. Jenkins, Executive Vice President and Chief Financial Officer.
99.        MISCELLANEOUS
99.1       Certification of Chief Executive Officer pursuant to U.S.C.
           Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.2       Certification of Chief Financial Officer pursuant to U.S.C.
           Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
(b) Press Release dated January 8, 2003 filed as a Current Report on Form 8-K dated January 9, 2003, incorporated herein by reference, regarding the resignation of John Farrand, the Company's former President, Chief Executive Officer and Director.

                                 PANAVISION INC.


                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                                   PANAVISION INC.



Date:      May 9, 2003                       By:   /s/  RONALD O. PERELMAN
      ----------------                          --------------------------------
                                                   Ronald O. Perelman
                                                   Chief Executive Officer and
                                                   Chairman of the Board



                                             By:   /s/  BOBBY G. JENKINS
                                                --------------------------------
                                                   Bobby G. Jenkins
                                                   Executive Vice President,
                                                   Chief Financial Officer and
                                                   principal accounting officer

                                 PANAVISION INC.


                                  CERTIFICATION

I, Ronald O. Perelman, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Panavision Inc. for the period ending March 31, 2003.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

Date:      May 9, 2003
      ----------------

                                           By:      /S/  RONALD O. PERELMAN
                                               ----------------------------
                                                    Name: Ronald O. Perelman
                                           Title:   Chief Executive Officer and
                                                    Chairman of the Board

                                 PANAVISION INC.

                                  CERTIFICATION

I, Bobby G. Jenkins, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Panavision Inc. for the period ending March 31, 2003.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

     Date:   May 9, 2003                   By:      /S/  BOBBY G. JENKINS
           -------------------                    --------------------------
                                           Name:    Bobby G. Jenkins
                                           Title:   Executive Vice President,
                                                    Chief Financial Officer and
                                                    principal accounting officer