Form 10-Q
period 2003-06-30
PANAVISION INC
filed 2003-08-14
CIK 1022911

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

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

     INDICATE BY CHECKMARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE SECURITIES EXCHANGE ACT OF 1934). YES [ ] NO [X]|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     As of August 14, 2003, there were 8,769,919 shares of Panavision Inc. Common Stock outstanding.


================================================================================

                                 PANAVISION INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2003

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations...............................................3

         Condensed Consolidated Balance Sheets.........................................................4

         Condensed Consolidated Statements of Cash Flows...............................................6

         Notes to Condensed Consolidated Financial Statements..........................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...................................25

Item 4.  Controls and Procedures......................................................................26


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................27

Item 2.  Changes in Securities and Use of Proceeds....................................................27

Item 3.  Defaults Upon Senior Securities..............................................................27

Item 4.  Submission of Matters to a Vote of Security Holders..........................................27

Item 5.  Other Information............................................................................27

Item 6.  Exhibits and Reports on Form 8-K.............................................................27


SIGNATURES............................................................................................28

CERTIFICATIONS........................................................................................29


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

                                 PANAVISION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                  FOR THE THREE MONTHS ENDED JUNE 30,        FOR THE SIX MONTHS ENDED JUNE 30,
                                                  -----------------------------------     --------------------------------------
                                                       2003                 2002                 2003                 2002
                                                  ---------------    ----------------     -----------------    ----------------
Camera rental ..................................  $      26,098      $       25,652       $        55,527      $       55,388
Lighting rental.................................          9,470               8,643                16,264              16,206
Sales and other.................................         12,866               9,023                22,942              17,305
                                                  ---------------    ----------------     -----------------    ----------------
Total rental revenue and sales..................         48,434              43,318                94,733              88,899
Cost of camera rental...........................         15,441              15,461                30,309              30,449
Cost of lighting rental.........................          8,685               6,806                15,515              13,018
Cost of sales and other.........................          7,265               5,688                13,485              10,944
                                                  ---------------    ----------------     -----------------    ----------------
Gross margin....................................         17,043              15,363                35,424              34,488
Selling, general and administrative expenses....         15,716              13,269                34,422              25,877
Research and development expenses...............          1,330               1,242                 2,558               2,384
                                                  ---------------    ----------------     -----------------    ----------------
Operating income (loss).........................             (3)                852                (1,556)              6,227
Interest income.................................             67                  97                   112                 159
Interest expense................................         (7,280)             (9,024)              (15,462)            (17,924)
Foreign exchange gain (loss)....................            327                 573                  (588)                208
Refinancing expense.............................              -              (4,493)                   -               (4,493)
Other, net .....................................            680                 729                   938                 775
                                                  ---------------    ----------------     -----------------    ----------------
Loss before income taxes........................         (6,209)            (11,266)              (16,556)            (15,048)
Income tax benefit .............................          2,527               4,877                 5,520               5,355
                                                  ---------------    ----------------     -----------------    ----------------
Net loss........................................  $      (3,682)     $       (6,389)      $       (11,036)     $       (9,693)
                                                  ===============    ================     =================    ================
Net loss attributable to common stockholders....  $      (7,683)     $       (6,689)              (16,528)             (9,993)
                                                  ===============    ================     =================    ================
Net loss per share - basic and diluted..........  $       (0.87)     $        (0.76)      $         (1.88)     $        (1.14)
                                                  ===============    ================     =================    ================
Shares used in computation - basic and diluted..          8,770               8,770                 8,770               8,770


                             See accompanying notes.

                                 PANAVISION INC.


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                             JUNE 30, 2003       DECEMBER 31, 2002
                                                                          ------------------   ----------------------
                                ASSETS                                       (UNAUDITED)               (NOTE 1)
Current assets:
   Cash and cash equivalents                                                  $      8,921        $      12,647
   Accounts receivable (net of allowance of $2,109 in 2003 and
     $1,634 in 2002)                                                                27,309               27,542
   Inventories                                                                      11,380               10,417
   Prepaid expenses                                                                  4,925                3,708
   Due from affiliate                                                                    -                2,548
   Other current assets                                                              1,412                1,614
                                                                          ----------------        -------------
Total current assets                                                                53,947               58,476

Property, plant and equipment, net                                                 224,540              223,394
Goodwill, net                                                                      273,092              268,280
Patents and trademarks, net                                                         67,472               67,574
Due from affiliate                                                                       -                  313
Other assets                                                                        15,678               15,130
                                                                          ----------------        -------------
Total assets                                                                  $    634,729        $     633,167
                                                                          ================        =============





















                             See accompanying notes.

                                PANAVISION INC.


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                             JUNE 30, 2003       DECEMBER 31, 2002
                                                                           ----------------     -------------------
                                                                             (UNAUDITED)              (NOTE 1)
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $         9,180      $       6,695
   Accrued liabilities                                                                 26,963             28,451
   Due to affiliate                                                                     1,276                513
   Current maturities of long-term debt                                               174,873             22,815
                                                                              ---------------      -------------
Total current liabilities                                                             212,292             58,474

Long-term debt                                                                        156,667            408,625
Note payable to affiliate                                                               7,396              7,039
Deferred tax liabilities                                                               40,259             25,366
Other liabilities                                                                       8,246              8,592
Due to related parties                                                                  1,897              1,209

Commitments and Contingencies


Redeemable Series B Cumulative Pay-in-Kind Preferred Stock, $0.01
   par value; 100,000 shares authorized; 49,199 shares issued and outstanding at December 31, 2002, (liquidation preference of
   $1,000 per share plus accrued and unpaid dividends)                                      -             51,733


Stockholders' equity:
   Series A Non-Cumulative  Perpetual  Participating  Preferred Stock,
     $0.01 par value;  2,000,000 shares  authorized;  1,381,690 shares issued and  outstanding  at June 30, 2003 and  December  31, 2002
     (liquidation  preference of $1 per share plus declared and unpaid
     dividends)                                                                            14                 14

   Series C Cumulative Pay-in-Kind Preferred Stock, $0.01 par value; 200,000 shares authorized; 159,644 shares issued and outstanding at June 30, 2003
     (liquidation preference of $1,000 per share
     plus accrued and unpaid dividends)                                                     2                  -
   Common Stock, $0.01 par value; 50,000,000 shares authorized;
     8,769,919 shares issued and outstanding at June 30, 2003 and
     December 31, 2002                                                                     88                 88
   Additional paid-in capital                                                         330,702            189,476
   Revaluation capital                                                                333,199            333,199
   Accumulated deficit                                                               (455,075)          (444,039)
   Accumulated other comprehensive loss                                                  (958)            (6,609)
                                                                              ---------------      -------------
Total stockholders' equity                                                            207,972             72,129
                                                                              ---------------      -------------
Total liabilities and stockholders' equity                                    $       634,729      $     633,167
                                                                              ===============      =============





                             See accompanying notes.

                                PANAVISION INC.


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   SIX MONTHS ENDED JUNE 30,
                                                            ---------------------------------------
                                                                  2003                   2002
                                                            ---------------        ----------------
OPERATING ACTIVITIES
Net loss                                                     $    (11,036)           $    (9,693)
Adjustments to derive net cash provided by operating
activities:
     Depreciation and amortization                                 21,440                 20,609
     Gain on sale of property and equipment                          (622)                  (635)
     Amortization of deferred financing costs                       1,869                    664
     Amortization of discount on subordinated notes                     -                  1,480
     Deferred income tax benefit                                   (6,524)                (6,823)
     Changes in operating assets and liabilities, net
       of effect of acquired business:
       Accounts receivable                                          1,310                 (3,251)
       Inventories                                                   (820)                  (651)
       Prepaid expenses and other current assets                     (702)                (1,656)
       Due from affiliate                                           2,861                      -
       Accounts payable                                             2,048                 (1,155)
       Accrued liabilities                                         (3,256)                 8,914
       Due to affiliates                                              763                 (1,329)
     Other, net                                                       357                   (621)
                                                            ---------------        ----------------
Net cash provided by operating activities                           7,688                  5,853

INVESTING ACTIVITIES
Capital expenditures                                              (13,438)               (14,582)
Net cash received in a business combination                             9                      -
Proceeds from dispositions of fixed assets                            774                  1,174
                                                            ---------------        ----------------
Net cash used in investing activities                             (12,655)               (13,408)

FINANCING ACTIVITIES
Borrowings under notes payable and credit agreement                     -                 20,726
Repayments of notes payable and credit agreement                  (10,130)               (23,378)
Deferred financing costs                                           (3,155)                (1,033)
Proceeds from issuance of Series B Preferred Stock                  4,372                 10,000
Proceeds from issuance of Series C Preferred Stock, net
   of transaction costs                                             9,800                      -
                                                            ---------------        ----------------
Net cash provided by financing activities                             887                  6,315
Effect of exchange rate changes on cash                               354                    116
                                                            ---------------        ----------------
Net decrease in cash and cash equivalents                          (3,726)                (1,124)
Cash and cash equivalents at beginning of period                   12,647                  2,048
                                                            ---------------        ----------------
Cash and cash equivalents at end of period                   $      8,921            $       924
                                                            ===============        ================

                                PANAVISION INC.


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                   SIX MONTHS ENDED JUNE 30,
                                                           --------------------------------------
                                                                  2003                 2002
                                                           ----------------      ----------------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid during the period                             $      15,639          $       7,150
Income taxes paid during the period                         $       1,562          $       1,871



SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
For the six months ended June 30, 2003, the Company recorded an accreted dividend of $1,319 on the Series B Preferred Stock.

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

                                PANAVISION INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PREPARATION

     The Company is an indirect majority-owned subsidiary of Mafco Holdings Inc. ("Mafco Holdings" or "Parent"), a corporation whose sole stockholder is Ronald
O. Perelman. The Company's principal business operations are conducted through its subsidiaries.

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

     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company's 2002 Annual Report

     The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

                                PANAVISION INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The condensed consolidated financial statements include the accounts of Panavision and its majority-owned subsidiaries. All significant intercompany amounts and transactions have been eliminated.

     Certain amounts in previously issued financial statements have been reclassified to conform to the 2003 presentation.

2.   INVENTORIES

     Inventories consist of the following (in thousands):

                                      JUNE 30, 2003       DECEMBER 31, 2002
                                    ------------------   -------------------
                                       (UNAUDITED)

      Finished goods                   $    2,543           $    2,209
      Work-in-process                         278                  283
      Component parts                       1,525                1,391
      Spare parts and supplies              2,018                1,792
      Goods purchased for resale            5,016                4,742
                                    ------------------   -------------------
                                       $   11,380           $   10,417
                                    ==================   ===================

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

4.       LONG-TERM DEBT

Long-term debt consists of the following (in thousands):


                                                                        JUNE 30,        DECEMBER 31, 2002
                                                                          2003
                                                                   ------------------- --------------------
                                                                      (UNAUDITED)
         Existing Credit Agreement:
            Revolving Facility                                          $   99,200            $   99,200
            Term Facility                                                  164,484               174,608
         9 5/8% Senior Subordinated Discount Notes Due 2006                 65,487               157,632
         Other                                                               2,369                     -
                                                                   ------------------- --------------------
                                                                           331,540               431,440
         Less current maturities                                           174,873                22,815
                                                                   ------------------- --------------------
                                                                        $  156,667            $  408,625
                                                                   =================== ====================


     On June 4, 1998, the Company entered into a credit agreement with a syndicate of lenders (as subsequently amended on September 30, 1998, June 30, 1999, March 15, 2002, June 14, 2002, September 30, 2002 and March 27, 2003, the
"Existing Credit Agreement").

                                 PANAVISION INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     Effective September 30, 2002, the Company amended the Existing Credit Agreement to, among other things, reduce the minimum EBITDA the Company was required to achieve for the four fiscal quarters ending September 30, 2002 (the "September Amendment"). This provision of the September Amendment expired on March 28, 2003.

     The September Amendment also provided that it would be an event of default if (i) by February 1, 2003, an affiliate of the Company failed to make a cash equity contribution to the Company in the amount of the interest due February 1, 2003 on Existing Notes held by affiliates of the Company on that date or (ii) by March 28, 2003, the Existing Credit Agreement was not refinanced or the debt of the Company reduced, in either case by an amount acceptable to the lenders under the Existing Credit Agreement, or an affiliate of the Company failed to make a cash equity contribution to the Company in the amount of the interest which was due on February 1, 2003 on Existing Notes held by non-affiliates of the Company on that date. On January 31, 2003, Mafco Holdings made the required cash equity contribution to the Company in the amount of the interest due February 1, 2003 on the 9 5/8% Senior Subordinated Discount Notes Due 2006 (the "Existing Notes") held by affiliates of the Company on that date in exchange for 4,372 shares of the Company's Series B Preferred Stock.

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

     In addition, the Company has various lines of credit totaling approximately $3.4 million at June 30, 2003, under which no amounts were drawn. The Company's ability to draw on these lines of credit is restricted under the terms of the Existing Credit Agreement. On February 3, 2003, MacAndrews & Forbes Holdings Inc. agreed to extend to the Company a revolving line of credit in the amount of $4.0 million, at the same rate as provided for in the revolving facility pursuant to the Existing Credit Agreement (the "MacAndrews Line"). In August 2003, MacAndrews & Forbes Holdings Inc. agreed to amend the terms of the MacAndrews Line to increase the amount available for borrowings thereunder from $4.0 million to $10.0 million and to extend the maturity date of the MacAndrews Line to August 2006. We do not have any off-balance sheet financing arrangements other than operating leases of equipment.

     In August 2003, the Company postponed an offering of Secured Notes it had previously announced due to unfavorable pricing terms resulting from deteriorating market conditions. Concurrently, the Company also deferred its plans to replace its Existing Credit Agreement with a new credit agreement. The Existing Credit Agreement, as amended by the March 2003 Amendment, remains in effect. The Company is continuing to pursue other alternatives to refinance its indebtedness.

     While the Company is in compliance with covenants under the Existing Credit Agreement for the quarter ended June 30, 2003, due to costs associated with the attempted offering of Senior Secured Notes, lower than expected feature film starts and lower television commercial production, the Company is uncertain whether it can achieve compliance with certain financial covenants under the Existing Credit Agreement, including the minimum EBITDA requirement and debt to EBITDA ratio, for the four-quarter period ending September 30, 2003. In the event that the Company were unable to meet its required covenants for the period ending September 30, 2003, the Company would be required to seek waivers or amendments of such covenants or, in the absence of a waiver or amendment, seek additional sources of financing were the lenders under the Existing Credit Agreement unwilling to permit the debt to remain outstanding. Also, were the lenders unwilling to permit the debt under the Existing Credit Agreement to remain outstanding, then the holders of the Existing Notes would have a similar right to demand repayment. Before March 31, 2004, the Company intends to seek amendments to the Existing Credit Agreement or other sources of financing on terms more favorable to the Company, including dates of maturity, amortization schedules and/or interest rates. However, there can be no assurance that the Company will be able to secure amendments or alternate financing on such favorable terms by March 31, 2004. Although the lenders under the Existing Credit Agreement have accommodated the Company to date and the Company believes that the lenders will continue to do so, there can be no assurance that they will continue to do so nor can there be any assurance that the Company could successfully effect any alternate financing.

     Although there can be no assurance, and provided that the Company remains in compliance with its covenants under the Existing Credit Agreement, the Company expects that cash flows from operations, borrowings under the Existing Credit Agreement and the MacAndrews Line, and cash equity contributions and advances from affiliates will be sufficient to enable the Company to meet its anticipated operating, capital spending and debt service requirements through March 30, 2004.

                                 PANAVISION INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

6.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and did not have a material impact on the Company's financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The application of FIN 45 did not have a material impact on the Company's financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of evaluating this interpretation and currently does not expect the adoption of this interpretation to have a material impact on the Company's financial statements.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other

                                 PANAVISION INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 is not expected to have a material impact on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that certain financial instruments be classified as liabilities that were previously considered equity. The adoption of this standard on July 1, 2003, as required, had no impact on the Company's consolidated financial statements.



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

     The following table presents revenue and other financial information for the reportable segment by geographic region (in thousands):


                                                      RENTAL AND SALES
                                     --------------------------------------------------
THREE MONTHS ENDED                      NORTH                      ASIA
JUNE 30, 2003                          AMERICA       EUROPE       PACIFIC    SUBTOTAL      OTHER         TOTAL
                                     ------------ ------------- ------------ ---------- ------------- ------------
Revenue from
  external customers                 $   17,726   $   20,210    $    6,189   $   44,125  $    4,309    $  48,434
Intersegment revenue                      3,705        1,007             -        4,712           -        4,712
Operating income (loss)                   4,869         (315)          324        4,878      (4,881)          (3)


                                                     RENTAL AND SALES
                                     --------------------------------------------------
THREE MONTHS ENDED                      NORTH                      ASIA
JUNE 30, 2002                          AMERICA       EUROPE       PACIFIC    SUBTOTAL      OTHER         TOTAL
                                     ------------ ------------- ------------ ---------- ------------- ------------
Revenue from
  external customers                 $   19,191   $   17,787    $    6,340   $   43,318  $        -    $  43,318
Intersegment revenue                      3,921        1,122             -        5,043           -        5,043
Operating income (loss)                     485         (516)        1,248        1,217        (365)         852


                                                     RENTAL AND SALES
                                     --------------------------------------------------
SIX MONTHS ENDED                        NORTH                      ASIA
JUNE 30, 2003                          AMERICA       EUROPE       PACIFIC    SUBTOTAL      OTHER         TOTAL
                                     ------------ ------------- ------------ ---------- ------------- ------------
Revenue from
  external customers                 $   40,662   $   34,938    $   12,513   $   88,113  $    6,620    $  94,733
Intersegment revenue                      6,568        2,135             -        8,703           -        8,703
Operating income (loss)                   7,951       (3,104)        1,040        5,887      (7,443)      (1,556)

                                 PANAVISION INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                                                     RENTAL AND SALES
                                     --------------------------------------------------
SIX MONTHS ENDED                        NORTH                      ASIA
JUNE 30, 2002                          AMERICA       EUROPE       PACIFIC    SUBTOTAL      OTHER         TOTAL
                                     ------------ ------------- ------------ ---------- ------------- ------------
Revenue from
  external customers                 $   43,811   $   31,741    $   13,347   $   88,899   $       -    $   88,899
Intersegment revenue                      7,178        2,026             -        9,204           -         9,204
Operating income (loss)                   7,433       (2,599)        2,751        7,585      (1,358)        6,227


     The accounting policies of the geographic regions are the same as those described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's 2002 Annual Report on Form 10-K.


8.   COMPREHENSIVE INCOME (LOSS)

         The following table presents the components of comprehensive income
(loss) (in thousands):


                                                        FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                           ENDED JUNE 30,                  ENDED JUNE 30,
                                                   ----------------------------    -----------------------------
                                                        2003            2002            2003            2002
                                                   -------------   ------------    -------------  --------------
Net loss.......................................    $    (3,682)    $    (6,389)    $    (11,036)   $     (9,693)
Other comprehensive adjustment:
Foreign currency translation adjustment.........         3,912           3,873            5,651           3,999
                                                   -------------   ------------    -------------  --------------
Total comprehensive income (loss)...............   $       230     $    (2,516)    $     (5,385)   $     (5,694)
                                                   =============   ============    =============  ==============


9.   NET LOSS PER SHARE

     For the three and six month periods ended June 30, 2003 and 2002, the basic and diluted per share data is based on the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares, consisting of outstanding stock options, warrants and preferred stock, are not included in the diluted loss per share calculation since they are antidilutive.

                                 PANAVISION INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share information):


                                                      FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                         ENDED JUNE 30,                   ENDED JUNE 30,
                                                    ------------------------         -------------------------
                                                       2003           2002              2003            2002
                                                    ---------      ---------         ---------        --------
Net loss.......................................     $  (3,682)     $  (6,389)        $ (11,036)       $ (9,693)
Accreted dividends on Redeemable Series B
Preferred Stock................................             -           (300)           (1,319)           (300)
Series C Preferred Stock dividend in arrears...        (4,001)             -            (4,173)              -
                                                    ---------      ---------         ---------        --------
Net loss attributable to common shareholders...     $  (7,683)     $  (6,689)        $ (16,528)       $ (9,993)
                                                    ---------      ---------         ---------        --------
Weighted average common shares.................         8,770          8,770             8,770           8,770
                                                    ---------      ---------         ---------        --------
Denominator for basic calculation..............         8,770          8,770             8,770           8,770
                                                    ---------      ---------         ---------        --------
Net loss per common share - basic..............     $   (0.87)     $   (0.76)        $   (1.88)       $  (1.14)
                                                    =========      =========         =========        ========
Weighted average effect of dilutive securities:
   Stock options.................................           -              -                 -               -
   Warrants......................................           -              -                 -               -
   Preferred stock...............................           -              -                 -               -
                                                    ---------      ---------         ---------        --------
Total weighted average effect of dilutive
securities.....................................             -              -                 -               -
                                                    ---------      ---------         ---------        --------
Denominator for diluted calculation............         8,770          8,770             8,770           8,770
                                                    ---------      ---------         ---------        --------
Net loss per common share - diluted............     $   (0.87)     $   (0.76)        $   (1.88)       $  (1.14)
                                                    =========      =========         =========        ========


10.  STOCK-BASED BENEFITS

     The Company follows the provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which permit companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed.

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

                                 PANAVISION INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provision of FASB No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share data):

                                                         FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                             ENDED JUNE 30,                 ENDED JUNE 30,
                                                       ------------------------        ------------------------
                                                         2003            2002            2003            2002
                                                       --------        --------        --------        --------
Net loss as reported ...........................       $ (3,682)       $ (6,389)       $(11,036)       $ (9,693)
Add: stock-based employee compensation expense
     included in reported net loss .............              -               -               -               -
Deduct: total stock-based employee compensation
     expense determined under fair value for all
     awards ....................................              -               -               -             (15)
                                                       --------        --------        --------        --------
Pro forma net loss .............................       $ (3,682)       $ (6,389)       $(11,036)       $ (9,708)
                                                       ========        ========        ========        ========

Pro forma net loss attributable to common ......
shareholders ...................................       $ (7,683        $ (6,689)       $(16,528)       $(10,008)
                                                       ========        ========        ========        ========

Shares used in computation-basic and diluted ...          8,770           8,770           8,770           8,700
                                                       ========        ========        ========        ========

Loss per share:
Basic and diluted net loss per share-as reported       $  (0.87)       $  (0.76)       $  (1.88)       $  (1.14)
                                                       ========        ========        ========        ========

Basic and diluted net loss per share-pro forma .       $  (0.87)       $  (0.76)       $  (1.88)       $  (1.14)
                                                       ========        ========        ========        ========



11.  ACQUISITION OF MINORITY INTEREST IN PANY RENTAL INC.

     On May 30, 2003, the Company purchased an additional 1/3 interest in PANY Rental Inc. ("PANY Rental") for a combined purchase price of $333,000. This purchase increased the Company's ownership interest from a 1/3 interest to a 2/3 interest. As a result of this increased ownership interest, the Company consolidated the financial position and results of operations of PANY Rental in the accompanying consolidated financial statements, the effects of which were immaterial.

     PANY Rental holds an exclusive license to rent the Company's camera systems in the New York market and a license to use the Panavision trademark in connection with the rental of camera systems and related equipment to customers.

     In addition, on May 30, 2003, PX Holding Corporation, the holder of approximately 85.7% of the Company's voting stock, purchased the remaining 1/3 interest in PANY Rental for a purchase price of $700,000 and purchased a promissory note payable by PANY Rental with a principal amount plus accrued interest of approximately $700,000. The purchase price for this promissory note plus accrued interest was approximately $700,000.

                                 PANAVISION INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



12.  RECENT DEVELOPMENTS

     On March 26, 2003, the Board of Directors appointed Howard Gittis to the position of Vice Chairman of the Company. Mr. Gittis, who currently serves as Vice Chairman of Mafco Holdings, will receive no compensation, directly or indirectly, from the Company for his service as Vice Chairman.

     On April 1, 2003, the Company's Board of Directors appointed Ronald O. Perelman, the Company's Chairman, as Chief Executive Officer and appointed Robert L. Beitcher as President and Chief Operating Officer. Mr. Beitcher serves pursuant to an employment agreement with the Company dated April 1, 2003. Mr. Beitcher also serves on the Board of Directors.

     On April 10, 2003, the Company entered into a loan out service agreement with Ziffren, Brittenham, Branca, Fischer, Gilbert-Lurie and Stiffelman LLP pursuant to which Kenneth Ziffren, a member of the Company's Board of Directors, will serve as Co-Chairman of the Company. The agreement has a term of three years and is effective as of March 26, 2003. The agreement also provides for a cash incentive compensation payment following the end of the term, which is determined according to a percentage of any increase in enterprise value since September 30, 2002, as measured by EBITDA, change in debt and other factors.

     On May 30, 2003, the shareholders approved incentive compensation plans for Robert L. Beitcher, the Company's President and Chief Operating Officer, Bobby
G. Jenkins, the Company's Executive Vice President and Chief Financial Officer, and Eric W. Golden, the Company's Executive Vice President and General Counsel. Each incentive plan provides for cash payments to each executive within fifteen days following issuance of audited financial statements of the Company for the fiscal year in which occurred the last day of the executive's term of employment pursuant to the executive's employment agreement. The amount of the payment is determined according to a formula that sets forth a percentage for each executive of any increase in enterprise value since September 30, 2002, as measured by increase in EBITDA, change in debt and other factors. The terms of each incentive plan are set forth in the Company's 2003 Proxy Statement pursuant to Section 14(a) of the Securities and Exchange Act of 1934.

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

     The Company's lighting rental operations generate revenue through the rental of lighting, lighting grip, transportation and distribution equipment, as well as mobile generators, which are all used in the production of feature films, television programs, commercials and other events. The Company owns and operates lighting rental facilities in the United States, the United Kingdom, Canada and Australia. Lee Lighting, the Company's lighting rental facility located in the United Kingdom, generates the majority of the Company's lighting rental operations revenue.

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


RESULTS OF OPERATIONS

     The following discussion and analysis includes the Company's consolidated results of operations for 2003 as compared to 2002. Results of operations for 2003 as compared to 2002 have been impacted by international currencies strengthening relative to the U.S. dollar.


      QUARTER ENDED JUNE 30, 2003 COMPARED TO QUARTER ENDED JUNE 30, 2002

CAMERA RENTAL OPERATIONS

     Camera rental revenue for the second quarter of 2003 was $26.1 million. Revenue increased $0.4 million, or 1.7%, as compared to the second quarter of 2002. The increase reflects increases attributable to foreign exchange rate changes impacting our international operations, and an increase in features activity in the U.S. and France, offset by decreases in Australia.

     Cost of camera rental for the second quarter of 2003 remained relatively constant at $15.4 million as compared to $15.5 million for the corresponding 2002 quarter.


LIGHTING RENTAL OPERATIONS

     Lighting rental revenue for the second quarter of 2003 was $9.5 million, an increase of $0.8 million, or 9.6%, as compared to the second quarter of 2002. The increase reflects increases attributable to foreign exchange rate changes impacting our international operations, increased lighting rental activity at Lee Lighting in the U.K., and our recently acquired PANY operations partially offset by lower lighting rental activity in Australia, principally attributable to strong feature activity in the second quarter of 2002.

     Cost of lighting rental for the second quarter of 2003 was $8.7 million, an increase of $1.9 million, or 27.6%, as compared to the second quarter of 2002. The increase was primarily due to increased labor expenses related to the increase in lighting rental activity at Lee Lighting in the U.K., partially offset by lower expenses in Australia.


SALES AND OTHER

     Sales and other revenue in the second quarter of 2003 was $12.9 million, an increase of $3.8 million, or 42.6%, over the corresponding 2002 quarter. The increase was primarily due to increased business at EFILM as well as increases attributable to foreign exchange rate changes impacting our international operations, and increased sales of consumables at Lee Lighting in the U.K.

     Cost of sales and other for the second quarter of 2003 was $7.3 million, an increase of $1.6 million, or 27.7%, as compared to 2002. The change was primarily due to increased activity at EFILM and the increase in sales and other revenue discussed above.

                                 PANAVISION INC.


OPERATING COSTS

     Selling, general and administrative expenses for the second quarter of 2003 were $15.7 million, an increase of $2.4 million, or 18.4%, as compared to the second quarter of 2002. The increase was primarily due to $1.6 million in costs related to the expansion of EFILM since the prior year, increases attributable to foreign exchange rate changes impacting our international operations, and inclusion of the PANY results for the second quarter of 2003. The remaining increase reflects increased employee costs, primarily incentive compensation accruals, and various other increases throughout the Company.

     Research and development expenses for the second quarter of 2003 were $1.3 million, as compared to $1.2 million for second quarter of 2002. The change was mainly due to payroll increases as compared to the prior year.


INTEREST, TAXES AND OTHER

     Net interest expense for the second quarter of 2003 was $7.2 million, a decrease of $1.7 million, or 19.2%, as compared to the second quarter of 2002. The decrease reflects a lower debt level, as the result of the $90.9 million conversion of Mafco Holdings owned bonds into equity, and payments of scheduled amortization compared to the second quarter of 2002.

     Foreign exchange gain for the second quarter of 2003 was $0.3 million as compared to $0.6 million in the second quarter of 2002. The decrease was primarily due to a weaker U.S. dollar as compared to the prior year.


     Refinancing expense of $4.5 million for the second quarter of 2002 reflects costs incurred in connection with the Company's discontinued offering of secured notes and bank refinancing. These costs include $2.2 million of charges, primarily consisting of professional fees incurred in connection with the Company's refinancing and lender's fees of $2.9 million paid in accordance with the March 2002 Amendment. Such charges were offset by a gain of approximately $0.6 million associated with the $37.7 million principal amount at maturity of Existing Notes that were cancelled on June 28, 2002. There was no such expense in the second quarter of 2003.

     Net other income for the second quarter of 2003 remained relatively constant at $0.7 million as compared to $0.7 million for the corresponding 2002 quarter.

     The tax benefit for the second quarter of 2003 was $2.5 million, as compared to a tax benefit of $4.9 million for the second quarter of 2002. For the second quarter of 2003, the Company recorded an income tax benefit of $3.0 million resulting from the benefit associated with domestic tax losses, offset by a $0.5 million provision relating to profitable foreign operations and foreign taxes withheld at source. See Notes 2 and 6 of the Notes to Consolidated Financial Statements included in the Company's 2002 Annual Report on Form 10-K for a discussion of the Company's Tax Sharing Agreements.

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

                                 PANAVISION INC.


    SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

CAMERA RENTAL OPERATIONS

     Camera rental revenue for the six months ended June 30, 2003 was $55.5 million. Revenue increased $0.1 million, or 0.3%, as compared to the six months ended June 30, 2002. The increase reflects increased features and series television revenue, and increases attributable to foreign exchange rate changes impacting our international operations, partially offset by decreased commercial rental revenue.

     Cost of camera rental for the six months ended June 30, 2003 remained relatively constant at $30.3 million as compared to $30.4 million for the six months ended June 30, 2002.


LIGHTING RENTAL OPERATIONS

     Lighting rental revenue for the six months ended June 30, 2003 was $16.3 million, an increase of $0.1 million, or 0.4%, as compared to the six months ended June 30, 2002. The increase reflects increased lighting rental activity at Lee Lighting in the U.K., and increases attributable to foreign exchange rate changes impacting our international operations, partially offset by decreased lighting rental revenue in Australia.

     Cost of lighting rental for the six months ended June 30, 2003 was $15.5 million, an increase of $2.5 million, or 19.2%, as compared to the six months ended June 30, 2002. The increase was primarily due to increased labor expenses related to the increase in lighting rental activity at Lee Lighting in the U.K., partially offset by lower expenses in Australia.


SALES AND OTHER

     Sales and other revenue for the six months ended June 30,2003 was $22.9 million, an increase of $5.6 million, or 32.6%, over the six months ended June 30, 2002. The increase was primarily due to increased business at EFILM, increases attributable to foreign exchange rate changes impacting our international operations, as well as increased sales of consumables at Lee Filters and Lee Lighting in the U.K.

     Cost of sales and other for the six months ended June 30, 2003 was $13.5 million, an increase of $2.5 million, or 23.2%, as compared to the six months ended June 30, 2002. The change was primarily due to the increase in sales and other revenue discussed above.


OPERATING COSTS

     Selling, general and administrative expenses for the six months ended June 30, 2003 were $34.4 million, an increase of $8.5 million, or 33.0%, as compared to the six months ended June 30, 2002. The increase was primarily due to a $4.0 million accrual for severance costs in connection with the departure of the Company's former Chief Executive Officer and Chief Financial Officer, $2.4 million in costs related to the expansion of EFILM since the prior year, and increases attributable to foreign exchange rate changes impacting our international operations. The remaining increase reflects increased employee costs, primarily incentive compensation accruals, and various other increases throughout the Company.

     Research and development expenses for the six months ended June 30, 2003 were $2.6 million, as compared to $2.4 million for the six months ended June 30, 2002. The change was mainly due to payroll increases as compared to the prior year.

                                 PANAVISION INC.


INTEREST, TAXES AND OTHER

     Net interest expense for the six months ended June 30, 2003 was $15.4 million, a decrease of $2.4 million, or 13.6%, as compared to the six months ended June 30, 2002. The decrease reflects a lower debt level, as a result of the $90.9 million conversion of Mafco Holdings owned bonds into equity, and payments of scheduled amortization as compared to the six months ended June 30, 2002. Had Mafco Holdings contributed $90.9 million principal amount of Existing Notes on January 1, 2003, interest expense would have been approximately $13.3 million in the six months ended June 30, 2003.

     Foreign exchange loss for the six months ended June 30, 2003 was $0.6 million as compared to a foreign exchange gain of $0.2 million for the six months ended June 30, 2002. The decrease was primarily due to a weaker U.S. dollar as compared to the prior year.

     Refinancing expense of $4.5 million for the six months ended June 30, 2002 reflects costs incurred in connection with the Company's discontinued offering of secured notes and bank refinancing. These costs include $2.2 million of charges, primarily consisting of professional fees incurred in connection with the Company's refinancing and lender's fees of $2.9 million paid in accordance with the March 2002 Amendment. Such charges were offset by a gain of approximately $0.6 million associated with the $37.7 million principal amount at maturity of Existing Notes that were cancelled on June 28, 2002. There was no such expense for the six months ended June 30, 2003.

     Net other income for the six months ended June 30, 2003 remained relatively constant at $0.9 million as compared to $0.8 million for the six months ended June 30, 2002.

     The tax benefit for the six months ended June 30, 2003 was $5.5 million, as compared to a tax benefit of $5.4 million for the six months ended June 30, 2002. For the six months ended June 30, 2003, the Company recorded an income tax benefit of $6.3 million resulting from the benefit associated with domestic tax losses, offset by a $0.8 million provision relating to profitable foreign operations and foreign taxes withheld at source. See Notes 2 and 6 of the Notes to Consolidated Financial Statements included in the Company's 2002 Annual Report on Form 10-K for a discussion of the Company's Tax Sharing Agreements.

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


LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain information from the Company's condensed consolidated statements of cash flows for the periods indicated (in thousands):

                                                       SIX MONTHS
                                                      ENDED JUNE 30,
                                                 -----------------------
                                                   2003           2002
                                                 --------       --------
     Net cash provided by (used in):
     Operating activities                        $  7,668       $  5,853
     Investing activities                         (12,655)       (13,408)
     Financing activities                             887          6,315

                                 PANAVISION INC.


     Cash provided by operating activities, for the six months ended June 30, 2003, totaled $7.7 million comprised of the net loss of $11.0 million, adjusted for depreciation and amortization of $21.4 million, offset by the net change in working capital (excluding cash) and other miscellaneous items totaling $2.7 million. Total net cash used in investing activities of $12.7 million consisted of capital expenditures of $13.4 million, offset by proceeds from the disposition of fixed assets of $0.7 million. We also purchased an additional 1/3 ownership interest in PANY Rental Inc. in May 2003 that resulted in the consolidation of PANY Rental Inc.'s financial position and results of operation in our accompanying consolidated financial statements. The purchase price plus additional payments resulting from this transaction approximated $0.6 million and were offset by a similar amount of cash received upon consolidation. The majority of the capital expenditures were used to manufacture camera rental systems and accessories. Total net cash provided by financing activities was $0.9 million, which was comprised of repayments of $10.1 million under the Existing Credit Agreement, deferred financing costs of $3.2 million, proceeds from the issuance of Series B Preferred Stock of $4.4 million and proceeds from the issuance of Series C Preferred Stock of $9.8 million, net of transaction costs.

     Cash provided by operating activities, for the six months ended June 30, 2002, totaled $5.9 million comprised of the net loss of $9.7 million, adjusted for depreciation and amortization of $20.6 million and the amortization of the discount on the Existing Notes of $1.5 million, offset by the net change in working capital (excluding cash) and other miscellaneous items totaling $6.5 million. Total net cash used in investing activities of $13.4 million included $14.6 million of capital expenditures, offset by $1.2 million in proceeds received from the disposition of fixed assets. The majority of the capital expenditures were used to manufacture camera rental systems and accessories, purchase lighting equipment in Australia and expand EFILM's operations. Cash provided by financing activities was $6.3 million, reflecting borrowings of $20.7 million and issuance of Series B Preferred Stock for $10.0 million, offset by repayments of $23.4 million under the Existing Credit Agreement and deferred financing costs of $1.0 million.


     EXISTING CREDIT AGREEMENT

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

                                 PANAVISION INC.


     In connection with the March 2003 Amendment, Mafco Holdings contributed $90.9 million principal amount of Existing Notes and $10.0 million in cash to the Company in exchange for 102,220 shares of Series C Cumulative Pay-in-Kind Preferred Stock, par value $0.01 per share, of the Company (the "Series C Preferred Stock"), which it contributed to the capital of PX Holding, and PX Holding contributed to the Company 53,571 shares of Series B Preferred Stock in exchange for 57,424 shares of Series C Preferred Stock. In connection with the contribution of Existing Notes by the majority shareholder, deferred tax assets associated with these Existing Notes of $18.0 million were charged against additional paid-in capital. Due to the related party nature of this transaction, the Company did not record any gain or loss in the first quarter of 2003. The Series C Preferred Stock is non-voting; has a liquidation preference of $1,000 per share plus accrued and unpaid dividends; and entitles the holder to cumulative dividends at a rate of 10% per annum regardless of whether declared or earned. Additionally, the Series C Preferred Stock is subject to redemption in certain circumstances upon a change of control.

         In addition, the Company has various lines of credit totaling approximately $3.4 million at June 30, 2003, under which no amounts were drawn. The Company's ability to draw on these lines of credit is restricted under the terms of the Existing Credit Agreement. On February 3, 2003, MacAndrews & Forbes Holdings Inc. agreed to extend to the Company a revolving line of credit in the amount of $4.0 million, at the same rate as provided for in the revolving facility pursuant to the Existing Credit Agreement (the "MacAndrews Line"). In August 2003, MacAndrews & Forbes Holdings Inc. agreed to amend the terms of the MacAndrews Line to increase the amount available for borrowings thereunder from $4.0 million to $10.0 million and to extend the maturity date of the MacAndrews Line to August 2006. We do not have any off-balance sheet financing arrangements other than operating leases of equipment.

         In August 2003, the Company postponed an offering of Secured Notes it had previously announced due to unfavorable pricing terms resulting from deteriorating market conditions. Concurrently, the Company also deferred its plans to replace its Existing Credit Agreement with a new credit agreement. The Existing Credit Agreement, as amended by the March 2003 Amendment, remains in effect. The Company is continuing to pursue other alternatives to refinance its indebtedness.

         While the Company is in compliance with covenants under the Existing Credit Agreement for the quarter ended June 30, 2003, due to costs associated with the attempted offering of Senior Secured Notes, lower than expected feature film starts and lower television commercial production, the Company is uncertain whether it can achieve compliance with certain financial covenants under the Existing Credit Agreement, including the minimum EBITDA requirement and debt to EBITDA ratio, for the four-quarter period ending September 30, 2003. In the event that the Company were unable to meet its required covenants for the period ending September 30, 2003, the Company would be required to seek waivers or amendments of such covenants or, in the absence of a waiver or amendment, seek additional sources of financing were the lenders under the Existing Credit Agreement unwilling to permit the debt to remain outstanding. Also, were the lenders unwilling to permit the debt under the Existing Credit Agreement to remain outstanding, then the holders of the Existing Notes would have a similar right to demand repayment. Before March 31, 2004, the Company intends to seek amendments to the Existing Credit Agreement or other sources of financing on terms more favorable to the Company, including dates of maturity, amortization schedules and/or interest rates. However, there can be no assurance that the Company will be able to secure amendments or alternate financing on such favorable terms by March 31, 2004. Although the lenders under the Existing Credit Agreement have accommodated the Company to date and the Company believes that the lenders will continue to do so, there can be no assurance that they will continue to do so nor can there be any assurance that the Company could successfully effect any alternate financing.

         Although there can be no assurance, and provided that the Company remains in compliance with its covenants under the Existing Credit Agreement, the Company expects that cash flows from operations, borrowings under the Existing Credit Agreement and the MacAndrews Line, and cash equity contributions and advances from affiliates will be sufficient to enable the Company to meet its anticipated operating, capital spending and debt service requirements through March 30, 2004.

                                 PANAVISION INC.

     Capital Expenditures and other Liquidity Requirements

     The Company intends to use the cash provided by operating activities to make additional capital expenditures to manufacture camera systems and accessories and purchase other rental equipment.

     Contractual Obligations

     The Company has certain cash obligations and other commercial commitments that will affect its short and long-term liquidity. At June 30, 2003, excluding the effect of the Refinancing, such obligations and commitments were as follows (in millions):

                                                                PAYMENTS DUE BY PERIOD
                                          --------------------------------------------------------------
                                                        LESS THAN     BETWEEN       BETWEEN       AFTER
CONTRACTUAL OBLIGATIONS                     TOTAL        1  YEAR     2-3 YEARS     4-5 YEARS     5 YEARS
-----------------------                   --------      ---------    ---------     ---------     -------
Long-term debt                            $  338.9       $  174.9     $  164.0      $     -      $     -
Operating leases                              36.5            7.4         11.7          7.6          9.8
                                          --------       --------     --------      -------      -------
Total Contractual Cash Obligations        $  375.4       $  377.7     $   12.6      $   8.9      $   6.9
                                          ========       ========     ========      =======      =======

                                 PANAVISION INC.


     Panavision is a holding company whose only material asset is the ownership interest in its subsidiaries. The Company's principal business operations are conducted by its subsidiaries. Accordingly, the Company's source of cash to pay its obligations is expected to be distributions with respect to its ownership interests in its subsidiaries. There can be no assurance that its subsidiaries will generate sufficient cash flow to pay dividends or distribute funds to the Company or that applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, will permit such dividends or distributions.


SEASONALITY

     The Company's revenue and net income are subject to seasonal fluctuations. In North America, episodic television programs cease filming in the second quarter for several months, and typically resume production in August. Feature film production activity typically reaches its peak in the third and fourth quarters.


FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q for the quarter ended June 30, 2003, as well as certain of the Company's other public documents and statements and oral statements, contain forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements. In addition, estimates of cost savings included in this Form 10-Q are based on various assumptions that are subject to inherent uncertainty and actual cost savings could vary from these estimates. Further, the Company encourages investors to read the summary of its critical accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company manages its exposure to these market risks through its regular operating and financing activities. Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 presents quantitative and qualitative disclosures about market risk as of December 31, 2002. There have been no material changes in this disclosure as of June 30, 2003.

                                 PANAVISION INC.


ITEM 4. CONTROLS AND PROCEDURES

        EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act) as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is within the time periods specified in the Commission's rules and forms.

     (b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                 PANAVISION INC.


                                     PART II



ITEM 1.   LEGAL PROCEEDINGS

          No material legal proceedings are pending.


ITEM 2.   CHANGES IN SECURITIES

          There were no modifications made to the rights of stockholders of any class of securities during the quarter ended June 30, 2003.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          There were no events of default upon senior securities during the quarter ended June 30, 2003.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 30, 2003, the shareholders approved the Company's Executive Incentive Compensation Plan and the incentive compensation arrangements for Robert L. Beitcher, the Company's President and Chief Operating Officer, Bobby G. Jenkins, the Company's Executive Vice President and Chief Financial Officer, and Eric W. Golden, the Company's Executive Vice President and General Counsel.

          No other matters were submitted to a vote of security holders during the quarter ended June 30, 2003.


ITEM 5.   OTHER INFORMATION

          No additional information need be presented.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

31.1      * Section 302 CEO certification
31.2      * Section 302 CFO certification
32.1      * Section 906 CEO certification
32.2      * Section 906 CFO certification














* Filed herewith

                                 PANAVISION INC.


                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                          PANAVISION INC.




Date: August 14, 2003                     By:   /s/  RONALD O. PERELMAN
      ---------------                        -------------------------------
                                                Ronald O. Perelman
                                                Chief Executive Officer and
                                                Chairman of the Board



                                          By:   /s/  BOBBY G. JENKINS
                                             -------------------------------
                                                Bobby G. Jenkins
                                                Executive Vice President,
                                                Chief Financial Officer and
                                                principal accounting officer