Form 10-Q
period 2003-09-30
PANAVISION INC
filed 2003-11-14
CIK 1022911

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q
(MARK ONE)

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________ TO __________________


                        Commission file number: 001-12391

                           ---------------------------

                                 PANAVISION INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                           13-3593063
-----------------------------------------------          -------------------------------------
       (State or other jurisdiction of                             (I.R.S. Employer
        incorporation or organization)                           Identification No.)

             6219 DE SOTO AVENUE
          WOODLAND HILLS, CALIFORNIA                                    91367
-----------------------------------------------          -------------------------------------
   (Address of principal executive offices)                           (Zip code)

                                 (818) 316-1000

                Registrant's telephone number including area code

                           ---------------------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES |X| NO |_|

     INDICATE BY CHECKMARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE SECURITIES EXCHANGE ACT OF 1934). YES |_| NO |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     As of November 14, 2003, there were 8,769,919 shares of Panavision Inc. Common Stock outstanding.
================================================================================

                                 PANAVISION INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations...............................................3

         Condensed Consolidated Balance Sheets.........................................................4

         Condensed Consolidated Statements of Cash Flows...............................................6

         Notes to Condensed Consolidated Financial Statements..........................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...................................27

Item 4.  Controls and Procedures......................................................................27



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................28

Item 2.  Changes in Securities and Use of Proceeds....................................................28

Item 3.  Defaults Upon Senior Securities..............................................................28

Item 4.  Submission of Matters to a Vote of Security Holders..........................................28

Item 5.  Other Information............................................................................28

Item 6.  Exhibits and Reports on Form 8-K.............................................................28

SIGNATURES............................................................................................29

CERTIFICATIONS........................................................................................30

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

                                 PANAVISION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                 ---------------------------------------     ---------------------------------------
                                                       2003                 2002                 2003                 2002
                                                 -----------------  --------------------     --------------   ----------------------

Camera rental ..................................$        30,695      $       33,394       $        86,222      $       88,782
Lighting rental.................................         11,399               8,495                27,663              24,701
Sales and other.................................         12,852              10,573                35,794              27,878
                                                 --------------      --------------       ---------------       -------------

Total rental revenue and sales..................         54,946              52,462               149,679             141,361

Cost of camera rental...........................         16,208              15,470                46,517              45,919
Cost of lighting rental.........................          9,727               6,829                25,242              19,847
Cost of sales and other.........................          7,185               6,132                20,670              17,076
                                                 --------------      --------------       ---------------       -------------

Gross margin....................................         21,826              24,031                57,250              58,519
Selling, general and administrative expenses....         16,100              13,088                50,522              38,965
Research and development expenses...............          1,152                 822                 3,710               3,206
                                                 --------------      --------------       ---------------       -------------

Operating income ...............................          4,574              10,121                 3,018              16,348
Interest income.................................             31                 208                   143                 367
Interest expense................................         (7,200)             (8,648)              (22,662)            (26,572)
Foreign exchange gain (loss)....................            (77)                504                  (665)                712
Refinancing expense.............................         (1,549)                (31)               (1,549)             (4,524)
Other, net .....................................            379                 189                 1,317                 964
                                                 --------------      --------------       ---------------       -------------

Income (loss) before income taxes...............         (3,842)              2,343               (20,398)            (12,705)
Income tax (provision) benefit .................          1,466              (1,643)                6,986               3,712
                                                 --------------      --------------       ---------------       -------------
Net income (loss)...............................$        (2,376)     $          700       $       (13,412)      $      (8,993)
                                                ===============      ==============       ===============       =============
Net loss attributable to common stockholders....$        (6,471)     $         (595)      $       (22,999)      $     (10,588)
                                                ===============      ==============       ===============       =============

Net loss per share - basic and diluted..........$         (0.74)     $        (0.07)      $         (2.62)     $        (1.21)
                                                ===============      ==============       ===============       =============
Shares used in computation - basic and diluted..          8,770               8,770                 8,770               8,770

                             See accompanying notes.

                                 PANAVISION INC.


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         SEPTEMBER 30, 2003      DECEMBER 31, 2002
                                                                         ------------------      -----------------
                              ASSETS                                         (UNAUDITED)             (NOTE 1)

Current assets:
   Cash and cash equivalents .........................................       $    4,139              $   12,647
   Accounts receivable (net of allowance of $1,911 in 2003 and
     $1,634 in 2002) .................................................           33,845                  27,542
   Inventories .......................................................           11,437                  10,417
   Prepaid expenses...................................................            5,018                   3,708
   Due from affiliate.................................................                -                   2,548
   Other current assets...............................................            1,862                   1,614
                                                                             ----------              ----------

Total current assets .................................................           56,301                  58,476

Property, plant and equipment, net....................................          219,483                 223,394
Goodwill, net ........................................................          270,971                 268,280
Patents and trademarks, net ..........................................           67,169                  67,574
Due from affiliate ...................................................                -                     313
Other assets .........................................................           15,621                  15,130
                                                                             ----------              ----------
Total assets .........................................................       $  629,545              $  633,167
                                                                             ==========              ==========


                             See accompanying notes.

                                 PANAVISION INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         SEPTEMBER 30, 2003      DECEMBER 31, 2002
                                                                         ------------------      -----------------
                                                                            (UNAUDITED)             (NOTE 1)
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...............................................          $       7,530           $       6,695
   Accrued liabilities ...........................................                  27,836                  28,451
   Due to affiliate ...............................................                  2,109                     513
   Current maturities of long-term debt ...........................                258,223                  22,815
                                                                             --------------          -------------

Total current liabilities .........................................                295,698                  58,474

Long-term debt ....................................................                 66,683                 408,625
Note payable to affiliate .........................................                 15,111                   7,039
Deferred tax liabilities ..........................................                 37,949                  25,366
Other liabilities .................................................                  7,857                   8,592
Due to affiliate ..................................................                  1,927                   1,209

Commitments and Contingencies

Redeemable Series B Cumulative  Pay-in-Kind  Preferred Stock, $0.01
   par value;  100,000 shares authorized;  49,199 shares issued and outstanding  at December 31, 2002,  (liquidation  preference  of
   $1,000 per share plus accrued and unpaid dividends) ............                      -                  51,733

Stockholders' equity:
   Series  A  Non-Cumulative   Perpetual   Participating  Preferred
     Stock,   $0.01  par  value;   2,000,000   shares   authorized;
     1,381,690  shares issued and outstanding at September 30, 2003 and December 31, 2002 (liquidation  preference of $1 per share
     plus declared and unpaid dividends) ..........................                     14                      14
   Series C  Cumulative  Pay-in-Kind  Preferred  Stock,  $0.01  par
     value;  200,000 shares  authorized;  159,644 shares issued and outstanding at September 30, 2003  (liquidation  preference of
     $1,000 per share plus accrued and unpaid dividends) ..........                      2                       -
   Common Stock, $0.01 par value; 50,000,000 shares authorized;
     8,769,919  shares issued and outstanding at September 30, 2003
     and December 31, 2002 ........................................                     88                      88
   Additional paid-in capital .....................................                329,090                 189,476
   Revaluation capital ............................................                333,199                 333,199
   Accumulated deficit ............................................               (457,451)               (444,039)
   Accumulated other comprehensive loss ...........................                   (622)                 (6,609)
                                                                             --------------          -------------


Total stockholders' equity ........................................                204,320                  72,129
                                                                             --------------          -------------
Total liabilities and stockholders' equity ........................          $     629,545           $     633,167
                                                                             =============           =============

                             See accompanying notes.

                                 PANAVISION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                -------------------------------
                                                                     2003             2002
                                                                --------------   --------------
OPERATING ACTIVITIES
Net loss .................................................     $  (13,412)         $   (8,993)
Adjustments to derive net cash provided by operating
  activities:
     Depreciation and amortization .......................         32,360              32,857
     Gain on sale of property and equipment ..............           (996)             (1,066)
     Amortization of deferred financing costs ............          3,160               1,090
     Amortization of discount on subordinated notes ......              -               1,480
     Deferred income tax benefit..........................         (7,968)             (6,816)
     Changes in operating assets and liabilities, net
      of effect of acquired business:
       Accounts receivable ...............................         (5,226)             (8,945)
       Inventories .......................................           (877)               (604)
       Prepaid expenses and other current assets .........         (1,245)             (1,948)
       Due from affiliates ...............................            105                   -
       Accounts payable ..................................            398              (3,237)
       Accrued liabilities ...............................            373               6,760
       Due to affiliates .................................          1,016                (530)
     Other, net ..........................................         (1,174)             (3,666)
                                                               ----------          ----------
Net cash provided by operating activities ................          6,514               6,382

INVESTING ACTIVITIES
Capital expenditures ...................................          (18,971)            (19,874)
Net cash received in a business combination ...........                 9                   -
Proceeds from dispositions of fixed assets .............            1,520               2,319
                                                               ----------          ----------
Net cash used in investing activities ..................          (17,442)            (17,555)

FINANCING ACTIVITIES
Borrowings under Credit Agreement ......................                -              25,526
Borrowings under notes payable to affiliates............            7,500               6,700
Notes payable to Deluxe Laboratories, Inc...............              580                   -
Repayments of notes payable and credit agreement .......          (16,978)            (29,597)
Deferred financing costs ...............................           (3,155)             (1,656)
Investment by Deluxe Laboratories in EFILM LLC .........                -               5,000
Proceeds from issuance of Series B Preferred Stock .....            4,372              10,000
Proceeds from issuance of Series C Preferred Stock, net
 of transaction costs ..................................            9,725                   -
                                                               ----------          ----------
Net cash provided by financing activities ..............            2,044              15,973
Effect of exchange rate changes on cash ................              376                  90
                                                               ----------          ----------
Net (decrease) increase in cash and cash equivalents ...           (8,508)              4,890
Cash and cash equivalents at beginning of period .......           12,647               2,048
                                                               ----------          ----------
Cash and cash equivalents at end of period .............       $    4,139          $    6,938
                                                               ==========          ==========

                                 PANAVISION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                -------------------------------
                                                                   2003                 2002
                                                                ----------           ----------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid during the period ........................       $   22,896            $  20,427
Income taxes paid during the period ....................       $    2,071            $   2,091


SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
For the nine months ended September 30, 2003, the Company recorded an accreted dividend of $1,319 on the Series B Preferred Stock.

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

     During 2001, certain shareholders of M&F Worldwide brought lawsuits against M&F Worldwide and its directors challenging the M&F Purchase as an alleged breach of fiduciary duty and sought, among other things, rescission of the M&F Purchase transaction. One of the shareholders dismissed his lawsuit pursuant to a settlement. On December 3, 2002, the remaining parties to the litigation consummated a settlement of the litigation (the "M&F Settlement"), whereby Mafco Holdings acquired, through PX Holding, (1) the shares of the Company's Common Stock that M&F Worldwide had purchased in April 2001, (2) the shares of the Company's Series A Preferred Stock that M&F Worldwide acquired in December of 2001, (3) the Existing Notes that a subsidiary of M&F Worldwide acquired in November of 2001, and (4) the Las Palmas Note in the amount of $6.7 million that the Company issued to M&F Worldwide on its acquisition of the shares of Las Palmas (the "Las Palmas Note") (see Note 14 of the Company's 2002 Annual Report on Form 10-K). In addition, all agreements which M&F Worldwide entered into in connection with the M&F Purchase and the December 2001 issuance of the Series A Preferred Stock were terminated.

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

2.   INVENTORIES

     Inventories consist of the following (in thousands):

                                                SEPTEMBER 30, 2003       DECEMBER 31, 2002
                                               ----------------------  -----------------------
         Finished goods                             $    2,540                $    2,209
         Work-in-process                                   247                       283
         Component parts                                 1,435                     1,391
         Spare parts and supplies                        2,146                     1,792
         Goods purchased for resale                      5,069                     4,742
                                               ----------------------  -----------------------
                                                    $   11,437                $   10,417
                                               ======================  =======================

3.   USE OF ESTIMATES AND ASSUMPTIONS

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including the collectibility of receivables and the realization of assets such as fixed assets and deferred taxes. Actual results could differ from such estimates.

4.   LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                   SEPTEMBER 30, 2003    DECEMBER 31, 2002
                                                                   ------------------- --------------------
         Existing Credit Agreement:
            Revolving Facility                                          $   99,200            $   99,200
            Term Facility                                                  158,138               174,608
         9 5/8% Senior Subordinated Discount Notes Due 2006                 65,420               157,632
         Note payable to affiliate                                          15,111                 7,039
         Other                                                               2,148                     -
                                                                   ------------------- --------------------
                                                                           340,017               438,479
         Less current maturities                                           258,223                22,815
                                                                   ------------------- --------------------
                                                                        $   81,794            $  415,664
                                                                   =================== ====================

     On June 4, 1998, the Company entered into a credit agreement with a syndicate of lenders (as subsequently amended as of September 30, 1998, June 30, 1999, March 15, 2002, June 14, 2002, September 30, 2002, March 25, 2003, and
November 12, 2003, the "Existing Credit Agreement").

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

     On March 25, 2003, the Company amended its Existing Credit Agreement to, among other things, decrease minimum EBITDA for the four fiscal quarters ended December 31, 2002, specify the minimum EBITDA, decrease the minimum interest coverage ratio and increase the maximum leverage ratio required for the four fiscal quarters ending on each of March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003 (the "March 2003 Amendment"). Absent this amendment, the Company would not have been in compliance with financial covenants for the four fiscal quarters ended December 31, 2002. Under the March 2003 Amendment, certain lenders also agreed to defer amortization payments otherwise due in 2003 to March 31, 2004 such that amortization payments required of the Company in 2003 will be reduced by $20.0 million. The Company agreed to pay, among other fees, $2.0 million, representing 10% of the amount of deferred amortization, at closing.

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

                                 PANAVISION INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     In addition, the Company has various lines of credit totaling approximately $13.4 million at September 30, 2003, under which $7.5 million was drawn. The Company's ability to draw on these lines of credit is restricted under the terms of the Existing Credit Agreement. On February 3, 2003, MacAndrews & Forbes Holdings Inc. agreed to extend to the Company a revolving line of credit (the "MacAndrews Line") in the amount of $4.0 million, at the same rate as provided for in the revolving facility pursuant to the Existing Credit Agreement. On August 13, 2003, MacAndrews & Forbes Holdings Inc. agreed to amend the terms of the MacAndrews Line to increase the amount available for borrowings thereunder from $4.0 million to $10.0 million and to extend the maturity date of the MacAndrews Line to August 31, 2006. As of September 30, 2003, the Company had drawn $7.5 million under the MacAndrews Line.

     In August 2003, the Company postponed an offering of Secured Notes it had previously announced due to unfavorable pricing terms resulting from deteriorating market conditions. Concurrently, the Company also deferred its plans to replace its Existing Credit Agreement with a new credit agreement. The Existing Credit Agreement, as amended by the March 2003 Amendment, remains in effect.

     Effective November 12, 2003, the Company amended the Existing Credit Agreement to, among other things, decrease minimum EBITDA required for the four fiscal quarters ending September 30, 2003 and December 31, 2003 (the "November 2003 Amendment"). The provisions of the November 2003 Amendment related to financial covenants will expire on March 22, 2004. In the absence of this amendment, the Company would not have been in compliance with financial covenants for the four fiscal quarters ending September 30, 2003 and likely would not be in compliance with financial covenants for the four fiscal quarters ending December 31, 2003, due to costs associated with the attempted offering of Secured Notes and lower than expected feature film and commercial television production, among other factors. In addition, the November 2003 Amendment requires that the interest payment due on February 1, 2004 on Existing Notes be financed exclusively by drawing on an additional line of credit extended by MacAndrews & Forbes Holdings Inc. (as described below) unless, prior to January 30, 2004, the Existing Credit Agreement is refinanced or terminated or the Company's debt reduced in a manner satisfactory to its lenders.

         In connection with the November 2003 Amendment, on November 12, 2003, MacAndrews & Forbes Holdings Inc. agreed to extend an additional revolving line of credit in the amount of $10 million at a rate equal to 50 basis points above the rate provided for in the revolving facility pursuant to the Existing Credit Agreement and a maturity of April 15, 2004.

     The Company is currently exploring alternative financing arrangements and intends, before March 22, 2004, to seek amendments of the Existing Credit Agreement or secure other sources of financing on terms more favorable to the Company, including dates of maturity and amortization schedules. Although the lenders under the Existing Credit Agreement have accommodated the Company to date and the Company believes they will continue to do so, there can be no assurance they will continue to do so nor can there be any assurance that the Company could successfully effect any alternative financing.

     Although there can be no assurance, the Company expects that cash flows from operations, borrowings under the Existing Credit Agreement and the MacAndrews lines of credit, and cash equity contributions and advances from affiliates will be sufficient to enable the Company to meet its anticipated operating, capital spending and debt service requirements through March 22, 2004.

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

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of adopting FIN 46, and based on currently available information, does not believe the adoption will have a material impact on the Company's financial statements.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after September 30, 2003 and for

                                 PANAVISION INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

hedging relationships designated after September 30, 2003. The adoption of SFAS 149 is not expected to have a material impact on the Company's financial statements.

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

     The following table presents revenue and other financial information for the reportable segment by geographic region (in thousands):


                                                      RENTAL AND SALES
                                     --------------------------------------------------
THREE MONTHS ENDED                      NORTH                      ASIA
SEPTEMBER 30, 2003                     AMERICA       EUROPE       PACIFIC    SUBTOTAL      OTHER         TOTAL
                                     ------------ ------------- ------------ ---------- ------------- ------------
Revenue from
  external customers                 $   25,105   $   20,635    $    4,406   $ 50,146   $    4,800    $   54,946
Inter-regional revenue                    3,228        1,345             -      4,573            -         4,573
Operating income (loss)                   6,158         (609)         (427)     5,122         (548)        4,574



                                                     RENTAL AND SALES
                                     --------------------------------------------------
THREE MONTHS ENDED                      NORTH                      ASIA
SEPTEMBER 30, 2002                     AMERICA      EUROPE       PACIFIC     SUBTOTAL      OTHER         TOTAL
                                     ------------ ------------ ------------- ---------- ------------- ------------
Revenue from
  external customers                 $   26,091   $   17,419   $    6,400    $  49,910  $    2,552    $   52,462
Inter-regional revenue                    4,092        1,023            -         5,115          -         5,115
Operating income (loss)                  11,474         (972)         995        11,497     (1,376)       10,121



                                                     RENTAL AND SALES
                                     ---------------------------------------------------
NINE MONTHS ENDED                       NORTH                      ASIA
SEPTEMBER 30, 2003                     AMERICA       EUROPE       PACIFIC     SUBTOTAL      OTHER         TOTAL
                                     ------------ ------------- ------------ ----------- ------------- ------------
Revenue from
  external customers                 $   65,767   $   55,573    $   16,919   $  138,259  $   11,420    $  149,679
Inter-regional revenue                    9,796        3,480             -       13,276           -        13,276
Operating income (loss)                  14,109       (3,713)          613       11,009      (7,991)        3,018

                                 PANAVISION INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                     RENTAL AND SALES
                                     ---------------------------------------------------
NINE MONTHS ENDED                       NORTH                      ASIA
SEPTEMBER 30, 2002                     AMERICA       EUROPE       PACIFIC     SUBTOTAL      OTHER        TOTAL
                                     ------------ ------------- ------------ ----------- ------------- -----------
Revenue from
  external customers............     $   69,902    $   49,160    $   19,747   $  138,809  $    2,552    $ 141,361
Inter-regional revenue..........         11,270         3,049             -       14,319          -        14,319
Operating income (loss).........         18,243        (3,571)        3,746       18,418      (2,070)      16,348

     The accounting policies of the geographic regions are the same as those described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's 2002 Annual Report on Form 10-K.

8.   COMPREHENSIVE LOSS

     The following table presents the components of comprehensive loss (in thousands):

                                                        FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                        -------------------             -------------------
                                                          2003         2002               2003        2002
                                                        --------     -------            --------    -------
Net income (loss)...............................     $  (2,376)    $    700           $ (13,412)   $ (8,993)
Other comprehensive adjustment:
Foreign currency translation adjustment.........           336         (713)              5,987       3,286
                                                     ---------     --------           ---------    --------
Total comprehensive loss........................     $  (2,040)    $    (13)          $  (7,425)   $ (5,707)
                                                     =========     ========           =========    ========

                                 PANAVISION INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.   NET LOSS PER SHARE

     For the three and nine month periods ended September 30, 2003 and 2002, the basic and diluted per share data is based on the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares, consisting of outstanding stock options, warrants and preferred stock, are not included in the diluted loss per share calculation since they are antidilutive.

     The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share information):

                                                        FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                         ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                        -------------------             ----------------------
                                                          2003         2002               2003          2002
                                                        --------     -------            --------      -------

Net income (loss)..............................         $ (2,376)  $    700             $ (13,412)   $ (8,993)
Accreted dividends on Redeemable Series B
Preferred Stock................................                -     (1,295)               (1,319)     (1,595)
Series C Preferred Stock dividend in arrears...           (4,095)         -                (8,268)          -
                                                          ------      ------               ------       ------
Net loss attributable to common shareholders...         $ (6,471)  $   (595)            $ (22,999)   $(10,588)
                                                          ------      ------               ------       ------
Weighted average common shares.................            8,770      8,770                 8,770       8,770
                                                          ------      ------               ------       ------
Denominator for basic calculation..............            8,770      8,770                 8,770       8,770
                                                          ------      ------               ------       ------
Net loss per common share - basic..............         $  (0.74)  $  (0.07)            $   (2.62)   $  (1.21)
                                                          ======      ======               ======       ======

Weighted average effect of dilutive securities:
   Stock options.................................              -          -                     -           -
   Warrants......................................              -          -                     -           -
   Preferred stock...............................              -          -                     -           -
                                                          ------      ------               ------       ------
Total weighted average effect of dilutive
securities.....................................                -          -                     -           -
                                                          ------      ------               ------       ------
Denominator for diluted calculation............            8,770      8,770                 8,770       8,770
                                                          ------      ------               ------       ------
Net loss per common share - diluted............         $  (0.74)  $  (0.07)            $   (2.62)   $  (1.21)
                                                          ======      ======               ======       ======

                                 PANAVISION INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


10. STOCK-BASED BENEFITS

     The Company follows the provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which permits the Company to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), which amends SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company has complied with the disclosure requirements of SFAS 148.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provision of FASB No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share data):

                                                            FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                            -------------------             ----------------------
                                                              2003         2002               2003          2002
                                                            --------     -------            --------      -------

Net income (loss) as reported........................      $  (2,376)   $    700          $  (13,412) $      (8,993)

Add: stock-based employee compensation expense
     included in reported net loss...................              -           -                   -              -
Deduct: total stock-based employee compensation
     expense determined under fair value for all
     awards..........................................              -           -                   -            (15)
                                                           ---------    --------          ----------  -------------
Pro forma net income (loss)..........................      $  (2,376)   $    700          $  (13,412) $      (9,008)
                                                           =========    ========          ==========  =============

Pro forma net loss attributable to common
shareholders.........................................      $  (6,471)   $   (595)         $  (22,999) $     (10,603)
                                                           =========    ========          ==========  =============

Shares used in computation-basic and diluted.........          8,770       8,770               8,770          8,770
                                                           =========    ========          ==========  =============
Loss per share:
Basic and diluted net loss per share-as reported.....      $   (0.74)   $  (0.07)         $    (2.62) $       (1.21)
                                                           =========    ========          ==========  =============
Basic and diluted net loss per share-pro forma.......      $   (0.74)   $  (0.07)         $    (2.62) $       (1.21)
                                                           =========    ========          ==========  =============

                                 PANAVISION INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

11.  ACQUISITION OF MINORITY INTEREST IN PANY RENTAL INC.

     On May 30, 2003, the Company purchased an additional 1/3 interest in PANY Rental Inc. ("PANY Rental") for a combined purchase price of $333,000. This purchase increased the Company's ownership interest from a 1/3 interest to a 2/3 interest. As a result of this increased ownership interest, the Company consolidated the financial position and results of operations of PANY Rental in the accompanying consolidated financial statements, the effects of which were not material.

     PANY Rental holds an exclusive license to rent the Company's camera systems in the New York market and a license to use the Panavision trademark in connection with the rental of camera systems and related equipment to customers.

     In addition, on May 30, 2003, PX Holding, the holder of approximately 85.7% of the Company's voting stock, purchased the remaining 1/3 interest in PANY Rental for a purchase price of $700,000 and purchased a promissory note payable by PANY Rental with a principal amount plus accrued interest of approximately $700,000. The purchase price for this promissory note plus accrued interest was approximately $700,000.


12.  RECENT DEVELOPMENTS

     On October 7, 2003, the Company named Robert L. Beitcher as Chief Executive Officer. Since April 2003, Mr. Beitcher served as President and Chief Operating Officer.

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

     Sales and other revenue is comprised of: (i) the manufacture and sale of lighting and camera filters through Lee Filters in the United Kingdom and the United States; (ii) EFILM's operations, which provide high-resolution scanning of film, digital color timing, laser film recording of digital video and high definition images to film and digital mastering services to the motion picture and television industries, and (iii) sales of various consumable products, such as film stock, light bulbs and gaffer tape, which are used in all types of productions.

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

     During 2001, certain shareholders of M&F Worldwide brought lawsuits against M&F Worldwide and its directors challenging the M&F Purchase as an alleged breach of fiduciary duty and sought, among other things, rescission of the M&F Purchase transaction. One of the shareholders dismissed his lawsuit pursuant to a settlement. On December 3, 2002, the remaining parties to the litigation consummated the M&F Settlement, whereby Mafco Holdings acquired, through PX Holding, (1) the shares of the Company's Common Stock that M&F Worldwide had purchased in April 2001, (2) the shares of the Company's Series A Preferred Stock that M&F Worldwide acquired in December of 2001, (3) the 95/8% Senior Subordinated Discount Notes Due 2006 (the "Existing Notes") that a subsidiary of M&F Worldwide acquired in November of 2001, and (4) the Las Palmas Note in the amount of $6.7 million that the Company issued to M&F Worldwide on its acquisition of the shares of Las Palmas (the "Las Palmas Note") (see Note 14 of the Company's 2002 Annual Report on Form 10-K). In addition, all agreements to which M&F Worldwide entered into in connection with the M&F Purchase and the December 2001 issuance of the Series A Preferred Stock were terminated.

                                 PANAVISION INC.

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

     On February 3, 2003, MacAndrews & Forbes Holdings Inc. agreed to extend to the Company a revolving line of credit (the "MacAndrews Line") in the amount of $4.0 million, at the same rate as provided for in the revolving facility pursuant to the Existing Credit Agreement. On August 13, 2003, MacAndrews & Forbes Holdings Inc. agreed to amend the terms of the MacAndrews Line to increase the amount available for borrowings thereunder from $4.0 million to $10.0 million and to extend the maturity date of the MacAndrews Line to August 31, 2006. As of September 30, 2003, the Company had drawn $7.5 million under the MacAndrews Line.


     In connection with the November 2003 Amendment, on November 12, 2003, MacAndrews & Forbes Holdings Inc. agreed to extend an additional revolving line of credit in the amount of $10 million at a rate equal to 50 basis points above the rate provided for in the revolving facility pursuant to the Existing Credit Agreement and a maturity of April 15, 2004.


RESULTS OF OPERATIONS

     The following discussion and analysis includes the Company's consolidated results of operations for 2003 as compared to 2002. Results of operations for 2003 as compared to 2002 have been impacted by the strengthening of international currencies relative to the U.S. dollar.


  QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2002

CAMERA RENTAL OPERATIONS


     Camera rental revenue for the third quarter of 2003 was $30.7 million. Revenue decreased $2.7 million, or 8.1%, as compared to the third quarter of 2002. The decrease reflects decreased features activity, principally in the U.S. and Australia, partially offset by increases attributable to foreign exchange rate changes impacting our international operations.


     Cost of camera rental for the third quarter of 2003 was $16.2 million, an increase of $0.7 million, or 4.8%, as compared to the third quarter of 2002. The increase was due to increased repairs and maintenance costs, the inclusion of the results of our recently acquired PANY Rental operations, and increases attributable to foreign exchange rate changes impacting our international operations.

LIGHTING RENTAL OPERATIONS

     Lighting rental revenue for the third quarter of 2003 was $11.4 million, an increase of $2.9 million, or 34.2%, as compared to the third quarter of 2002. The increase reflects increased lighting rental activity at Lee Lighting in the U.K., and increases attributable to foreign exchange rate changes impacting our international operations and our recently acquired PANY Rental operations, partially offset by lower lighting rental activity in Australia, principally attributable to strong feature activity in the third quarter of 2002.

     Cost of lighting rental for the third quarter of 2003 was $9.7 million, an increase of $2.9 million, or 42.4%, as compared to the third quarter of 2002. The increase was primarily due to increased labor expenses related to the increase in lighting rental activity at Lee Lighting in the U.K., and increases

                                 PANAVISION INC.


attributable to foreign exchange rate changes impacting our international operations, partially offset by lower expenses in Australia.

SALES AND OTHER

     Sales and other revenue in the third quarter of 2003 was $12.9 million, an increase of $2.3 million, or 21.6%, over the corresponding 2002 quarter. The increase was primarily due to increased business at EFILM, increased sales of consumables in the U.K., and increases attributable to foreign exchange rate changes impacting our international operations.

     Cost of sales and other for the third quarter of 2003 was $7.2 million, an increase of $1.1 million, or 17.2%, as compared to the third quarter of 2002. The change was primarily due to increased activity at EFILM and the increase in sales and other revenue discussed above.

OPERATING COSTS

     Selling, general and administrative expenses for the third quarter of 2003 were $16.1 million, an increase of $3.0 million, or 23.0%, as compared to the third quarter of 2002. The increase was primarily due to $0.7 million in costs related to the expansion of EFILM since the prior year, increases attributable to foreign exchange rate changes impacting our international operations, and inclusion of the PANY Rental results for the third quarter of 2003. The remaining increase reflects increased employee costs, principally salaries, benefits, taxes, and various other increases throughout the Company.

     Research and development expenses for the third quarter of 2003 were $1.2 million, as compared to $0.8 million for third quarter of 2002. The change was mainly due to payroll increases as compared to the prior year.

INTEREST, OTHER AND TAXES

     Net interest expense for the third quarter of 2003 was $7.2 million, a decrease of $1.3 million, or 15.1%, as compared to the third quarter of 2002. The decrease principally reflects a lower debt level, due primarily to the contribution of $90.0 million principal amount of Mafco Holdings owned Existing Notes in exchange for equity, payments of scheduled amortization compared to the third quarter of 2002, and other changes including the amortization of debt issuance costs.

     Foreign exchange loss for the third quarter of 2003 was $0.1 million as compared to a $0.5 million gain in the third quarter of 2002. The decrease was primarily due to a weaker U.S. dollar as compared to the prior year.

     Refinancing expense of $1.5 million for the third quarter of 2003 reflects costs incurred in connection with the Company's August 2003 postponed offering of secured notes. These costs include professional fees and other expenses incurred by the Company.

     The tax benefit for the third quarter of 2003 was $1.5 million, as compared to a tax provision of $1.6 million for the third quarter of 2002. For the third quarter of 2003, the Company recorded an income tax benefit of $1.9 million resulting from the benefit associated with domestic tax losses, offset by a $0.4 million provision relating to profitable foreign operations and foreign taxes withheld at source. See Notes 2 and 6 of the Notes to Consolidated Financial Statements included in the Company's 2002 Annual Report on Form 10-K for a discussion of the Company's Tax Sharing Agreements.

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

                                 PANAVISION INC.


2002, and for the 2003 tax year, the Company will file separate federal income tax returns for the Company and incorporated subsidiaries. The Company does not believe that deconsolidation of its federal income tax returns will have a material adverse effect on the Company's business or financial condition.

       NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED
                               SEPTEMBER 30, 2002

CAMERA RENTAL OPERATIONS

     Camera rental revenue for the nine months ended September 30, 2003 was $86.2 million. Revenue decreased $2.6 million, or 2.9%, as compared to the nine months ended September 30, 2002. The decrease reflects decreased features revenue, partially offset by increases attributable to foreign exchange rate changes impacting our international operations, and increased commercial rental revenue.

     Cost of camera rental for the nine months ended September 30, 2003 was $46.5 million, an increase of $0.6 million, or 1.3%, as compared to the nine months ended September 30, 2002. The increased costs were driven in part by increased repairs and maintenance and in part by increases attributable to foreign exchange rate changes impacting our international operations.

LIGHTING RENTAL OPERATIONS

     Lighting rental revenue for the nine months ended September 30, 2003 was $27.7 million, an increase of $3.0 million, or 12.0%, as compared to the nine months ended September 30, 2002. The increase reflects increased lighting rental activity at Lee Lighting in the U.K., inclusion of PANY Rental activity, and increases attributable to foreign exchange rate changes impacting our international operations, partially offset by decreased lighting rental revenue in Australia, principally due to decreased features activity.

     Cost of lighting rental for the nine months ended September 30, 2003 was $25.2 million, an increase of $5.4 million, or 27.2%, as compared to the nine months ended September 30, 2002. The increase was primarily due to increased labor expenses related to the increase in lighting rental activity at Lee Lighting in the U.K., inclusion of PANY Rental activity, partially offset by lower expenses in Australia.

SALES AND OTHER

     Sales and other revenue for the nine months ended September 30, 2003 was $35.8 million, an increase of $7.9 million, or 28.4%, over the nine months ended September 30, 2002. The increase was primarily due to increased business at EFILM, increases attributable to foreign exchange rate changes impacting our international operations, as well as increased sales of consumables at Lee Lighting in the U.K., partially offset by decreased activity in Australia.

     Cost of sales and other for the nine months ended September 30, 2003 was $20.7 million, an increase of $3.6 million, or 21.0%, as compared to the nine months ended September 30, 2002. The change was primarily due to the increases in sales and other revenue discussed above.

OPERATING COSTS

     Selling, general and administrative expenses for the nine months ended September 30, 2003 were $50.5 million, an increase of $11.6 million, or 29.7%, as compared to the nine months ended September 30, 2002. The increase was primarily due to a $4.0 million accrual for severance costs in connection with the departure of the Company's former Chief Executive Officer and Chief Financial Officer, $3.1 million in costs related to the expansion of EFILM since the prior year, increases attributable to foreign exchange rate changes impacting our international operations, increased employee costs, including salaries, taxes, and benefits, and various other increases throughout the Company.

                                 PANAVISION INC.


     Research and development expenses for the nine months ended September 30, 2003 were $3.7 million, an increase of $0.5 million, or 15.7%, as compared to the nine months ended September 30, 2002. The change was mainly due to employee cost increases as compared to the prior year.

INTEREST, OTHER AND TAXES

     Net interest expense for the nine months ended September 30, 2003 was $22.5 million, a decrease of $3.7 million, or 14.1%, as compared to the nine months ended September 30, 2002. The decrease reflects a lower debt level, compared to the nine months ended September 30, 2002 as a result of the contribution of $90.9 million principal amount of Mafco Holdings owned Existing Notes in exchange for equity, and payments of scheduled amortization. Had Mafco Holdings contributed $90.9 million principal amount of Existing Notes on January 1, 2003, net interest expense would have been approximately $20.3 million in the nine months ended September 30, 2003.

     Foreign exchange loss for the nine months ended September 30, 2003 was $0.7 million as compared to a foreign exchange gain of $0.7 million for the nine months ended September 30, 2002. The decrease was primarily due to a weaker U.S. dollar as compared to the prior year.

     Refinancing expense of $1.5 million for the nine months ended September 30, 2003 reflects costs, principally professional services, incurred in connection with the Company's postponed offering of Senior Notes.

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

     Net other income for the nine months ended September 30, 2003 was $1.3 million as compared to $1.0 million for the nine months ended September 30, 2002.

     The tax benefit for the nine months ended September 30, 2003 was $7.0 million, as compared to a tax benefit of $3.7 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, the Company recorded an income tax benefit of $8.3 million resulting from the benefit associated with domestic tax losses, offset by a $1.3 million provision relating to profitable foreign operations and foreign taxes withheld at source. See Notes 2 and 6 of the Notes to Consolidated Financial Statements included in the Company's 2002 Annual Report on Form 10-K for a discussion of the Company's Tax Sharing Agreements.

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

                                 PANAVISION INC.


LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain information from the Company's condensed consolidated statements of cash flows for the periods indicated (in thousands):

                                                                        NINE MONTHS
                                                                     ENDED SEPTEMBER 30,
                                                                ----------------------------
                                                                    2003             2002
                                                                ------------    ------------
     Net cash provided by (used in):
     Operating activities ..................................   $     6,514     $     6,382
     Investing activities ..................................       (17,442)        (17,555)
     Financing activities ..................................         2,044          15,973


     Cash provided by operating activities for the nine months ended September 30, 2003, totaled $6.5 million comprised of the net loss of $13.4 million, adjusted for depreciation and amortization of $32.4 million, offset by the net change in working capital (excluding cash) and other miscellaneous items totaling $12.5 million. Total net cash used in investing activities of $17.4 million consisted of capital expenditures of $18.9 million, offset by proceeds from the disposition of fixed assets of $1.5 million. The Company also purchased an additional 1/3 ownership interest in PANY Rental Inc. in May 2003 that resulted in the consolidation of PANY Rental Inc.'s financial position and results of operation in the Company's accompanying consolidated financial statements. The purchase price plus additional payments resulting from this transaction approximated $0.6 million and were offset by a similar amount of cash received upon consolidation. The majority of the capital expenditures were used to manufacture camera rental systems and accessories. Total net cash provided by financing activities was $2.0 million, which was comprised of borrowings of $7.5 million under the MacAndrews Line, notes payable to Deluxe Laboratories, Inc. of $0.6 million, proceeds from the issuance of Series B Preferred Stock of $4.4 million, and proceeds from the issuance of Series C Preferred Stock of $9.7 million, net of transaction costs, offset by repayments of $17.0 million and deferred financing costs of $3.2 million.

     Cash provided by operating activities for the nine months ended September 30, 2002, totaled $6.4 million comprised of the net loss of $9.0 million, adjusted for depreciation and amortization of $32.9 million and the amortization of the discount on the Existing Notes of $1.5 million, offset by the net change in working capital (excluding cash) and other miscellaneous items totaling $19.0 million. Total net cash used in investing activities of $17.6 million included $19.9 million of capital expenditures, offset by $2.3 million in proceeds received from the disposition of fixed assets. The majority of the capital expenditures were used to manufacture camera rental systems and accessories, purchase lighting equipment and expand EFILM's operations. Cash provided by financing activities was $16.0 million, reflecting borrowings of $25.5 million under the Credit Agreement, borrowings of $6.7 million under the Las Palmas Note, the issuance of Series B Preferred Stock for $10.0 million, and the $5.0 million investment by Deluxe Laboratories, Inc. in EFILM, LLC, offset by repayments of $29.6 million under the Existing Credit Agreement, and deferred financing costs of $1.6 million.

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

                                 PANAVISION INC.

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

     On March 25, 2003, the Company amended its Existing Credit Agreement to, among other things, decrease minimum EBITDA for the four fiscal quarters ended December 31, 2002, specify the minimum EBITDA, decrease the minimum interest coverage ratio and increase the maximum leverage ratio required for the four fiscal quarters ending on each of March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003 (the "March 2003 Amendment"). Absent this amendment, the Company would not have been in compliance with financial covenants for the four fiscal quarters ended December 31, 2002. Under the March 2003 Amendment, certain lenders also agreed to defer amortization payments otherwise due in 2003 to March 31, 2004 such that amortization payments required of the Company in 2003 will be reduced by $20.0 million. The Company agreed to pay, among other fees, $2.0 million, representing 10% of the amount of deferred amortization, at closing.

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

     In addition, the Company has various lines of credit totaling approximately $13.4 million at September 30, 2003, under which $7.5 million was drawn. The Company's ability to draw on these lines of credit is restricted under the terms of the Existing Credit Agreement. On February 3, 2003, MacAndrews & Forbes Holdings Inc. agreed to extend to the Company a revolving line of credit in the amount of $4.0 million, at the same rate as provided for in the revolving facility pursuant to the Existing Credit Agreement (the "MacAndrews Line"). On August 13, 2003, MacAndrews & Forbes Holdings Inc. agreed to amend the terms of the MacAndrews Line to increase the amount available for borrowings thereunder from $4.0 million to $10.0 million and to extend the maturity date of the MacAndrews Line to August 31, 2006. The Company does not have any off-balance sheet financing arrangements other than operating leases of equipment.

     In August 2003, the Company postponed an offering of Secured Notes it had previously announced due to unfavorable pricing terms resulting from deteriorating market conditions. Concurrently, the Company also deferred its plans to replace its Existing Credit Agreement with a new credit agreement. The Existing Credit Agreement, as amended by the March 2003 Amendment, remains in effect.

     Effective November 12, 2003, the Company amended the Existing Credit Agreement to, among other things, decrease minimum EBITDA required for the four fiscal quarters ending September 30, 2003 and December 31, 2003 (the "November 2003 Amendment"). The provisions of the November 2003 Amendment related to financial covenants will expire on March 22, 2004. In the absence of this amendment, the Company would not have been in compliance with financial covenants for the four fiscal quarters ending September 30, 2003 and likely would not be in compliance with financial covenants for the four fiscal quarters ending December 31, 2003, due to costs associated with the attempted offering of Secured Notes and lower than expected feature film and commercial television production, among other

                                 PANAVISION INC.

factors. In addition, the November 2003 Amendment requires that the interest payment due on February 1, 2004 on Existing Notes be financed exclusively by drawing on an additional line of credit extended by MacAndrews & Forbes Holdings Inc. (as described below) unless, prior to January 30, 2004, the Existing Credit Agreement is refinanced or terminated or the Company's debt reduced in a manner satisfactory to its lenders.

     In connection with the November 2003 Amendment, on November 12, 2003, MacAndrews & Forbes Holdings Inc. agreed to extend an additional revolving line of credit in the amount of $10 million at a rate equal to 50 basis points above the rate provided for in the revolving facility pursuant to the Existing Credit Agreement and a maturity of April 15, 2004.

     The Company is currently exploring alternative financing arrangements and intends, before March 22, 2004, to seek amendments of the Existing Credit Agreement or secure other sources of financing on terms more favorable to the Company, including dates of maturity and amortization schedules. Although the lenders under the Existing Credit Agreement have accommodated the Company to date and the Company believes they will continue to do so, there can be no assurance they will continue to do so nor can there be any assurance that the Company could successfully effect any alternative financing.

     Although there can be no assurance, the Company expects that cash flows from operations, borrowings under the Existing Credit Agreement and the MacAndrews lines of credit, and cash equity contributions and advances from affiliates will be sufficient to enable the Company to meet its anticipated operating, capital spending and debt service requirements through March 22, 2004.


CAPITAL EXPENDITURES LIQUIDITY REQUIREMENTS AND OTHER

     The Company intends to use the cash provided by operating activities to make additional capital expenditures to manufacture camera systems and accessories and purchase other rental equipment.

CONTRACTUAL OBLIGATIONS


     The Company has certain cash obligations and other commercial commitments that will affect its short and long-term liquidity. At September 30, 2003, such obligations and commitments were as follows (in millions):


                                                               PAYMENTS DUE BY PERIOD
                                           ----------------------------------------------------------------
                                                       LESS THAN 1   BETWEEN 2-3   BETWEEN 4-5     AFTER 5
CONTRACTUAL OBLIGATIONS                     TOTAL          YEAR         YEARS         YEARS         YEARS
-----------------------                     -----          ----         -----         -----         -----

Long-term debt                            $  340.0       $  265.8      $  74.2       $      -      $   -
Operating leases                              46.0            9.9         15.5           10.7          9.9
                                          --------       --------      -------       --------      -------
Total Contractual Cash Obligations        $  386.0       $  275.7      $  89.7       $   10.7      $   9.9
                                          ========       ========      =======       ========      =======

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

                                 PANAVISION INC.

production in August. Feature film production activity typically reaches its peak in the third and fourth quarters.

SFAS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS"

     The Company adopted Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS No. 142 requires that goodwill and indefinite-lived intangible assets not be amortized but, instead, tested at least annually for impairment while intangible assets that have finite useful lives continue to be amortized over their respective useful lives. Accordingly, the Company ceased amortization of goodwill and tradename, on January 1, 2002, and will continue to amortize intangible assets with finite useful lives over their respective useful lives. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit's assets and liabilities under a hypothetical purchase price allocation.

     The Company will perform its annual impairment tests of goodwill and tradename during the fourth quarter of fiscal 2003 in connection with the Company's planning efforts for 2004. As the Company has not yet determined what the effect of these tests will be on its earnings and financial position, these effects, which may have a material impact, will be reflected in the consolidated financial statements for the year ending December 31, 2003.

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q for the quarter ended September 30, 2003, as well as certain of the Company's other public documents and statements and oral statements, contain forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements. Further, the Company encourages investors to read the summary of its critical accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     In addition to factors described in the Company's Securities and Exchange Commission filings and others, the following factors could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (a) a significant reduction in the number of feature film, commercial or series television productions; (b) competitive pressures arising from changes in technology, customer requirements, price competition and industry standards; (c) an increase in expenses related to new product initiatives or product development efforts; (d) unfavorable foreign currency fluctuations; (e) significant increases in interest rates; (f) lower-than-expected cash flows from operations; (g) difficulties or delays in developing and introducing new products or failure of the Company's customers to accept new product offerings; (h) difficulties or delays in implementing improvements in operating efficiencies; (i) delays in customer acceptance of digital laboratory services; or (j) the inability to secure capital contributions or loans from affiliates, refinance its indebtedness or sell its equity securities. The Company assumes no responsibility to update the forward-looking statements contained in this filing.

                                 PANAVISION INC.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company manages its exposure to these market risks through its regular operating and financing activities. Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 presents quantitative and qualitative disclosures about market risk as of December 31, 2002. There have been no material changes in this disclosure as of September 30, 2003.


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

ITEM 2.    CHANGES IN SECURITIES
           There were no modifications made to the rights of stockholders of any class of securities during the quarter ended September 30, 2003.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           There were no events of default upon senior securities during the quarter ended September 30, 2003.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           There were no matters submitted to a vote of security holders during the quarter ended September 30, 2003.

ITEM 5.    OTHER INFORMATION
           No additional information need be presented.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
EXHIBITS
4.13 Amended and Restated Line of Credit Agreement, dated as of August 13, 2003, between Panavision Inc. and MacAndrews and Forbes Holdings Inc.
4.14       Senior Subordinated Line of Credit Agreement, dated as of
           November 12, 2003, between Panavision Inc. and MacAndrews and Forbes Holdings Inc.
4.15 Seventh Amendment, dated as of November 12, 2003, to the Credit Agreement among Panavision Inc., the several lenders named therein, Credit Suisse First Boston, as Documentation Agent, and JP Morgan Chase Bank, as Administrative Agent.
31.1       * Section 302 CEO certification
31.2       * Section 302 CFO certification
32.1       * Section 906 CEO certification
32.2       * Section 906 CFO certification

FORM 8-K
           July 24, 2003 - The Company announced its planned offering of $275.0 million in aggregate principal amount of senior secured notes due 2008 and its ongoing discussions to enter into a new credit agreement to replace its existing credit agreement.

           July 28, 2003 - In connection with a financing undertaken by the Company, it provided certain financial information to potential financing sources.

           October 8, 2003 - The Company announced that Robert L. Beitcher, President of the registrant since April 1, 2003, has been named Chief Executive Officer.




* Filed herewith

                                 PANAVISION INC.

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                                   PANAVISION INC.




Date: November 14, 2003              By:   /s/ ROBERT L. BEITCHER
     ------------------------           ----------------------------------------
                                           President and Chief Executive Officer



                                     By:  /s/  BOBBY G. JENKINS
                                        ----------------------------------------
                                          Bobby G. Jenkins
                                          Executive Vice President,
                                          Chief Financial Officer and
                                          principal accounting officer