Form 10-K
period 2003-12-31
PANAVISION INC
filed 2004-03-30
CIK 1022911

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

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
                                 (818) 316-1000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------                -----------------------------------------
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

         Indicate by check mark whether the  registrant is an accelerated  filer
(as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes    No X
                                                                      ---   ---

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the OTC Bulletin Board on such date) on June 30, 2003 was approximately $3.4 million. As of March 24, 2004, there were 8,769,919 shares of Panavision Inc. Common Stock outstanding.

     Portions of the registrant's 2003 definitive proxy statement, issued in connection with the annual meeting of stockholders, are incorporated by reference in Part III of this Form 10-K.

     THIS FORM 10-K IS BEING DISTRIBUTED TO STOCKHOLDERS IN LIEU OF A SEPARATE ANNUAL REPORT.

                                 PANAVISION INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2003


                                                                                                    PAGE
                                                                                                    ----

                                     PART I


Item 1        Business...........................................................................      1

Item 2        Properties.........................................................................     10

Item 3        Legal Proceedings..................................................................     11

Item 4        Submission of Matters to a Vote of Security Holders................................     11


                                     PART II

Item 5        Market for Registrant's Common Equity and Related Stockholder Matters..............     11

Item 6        Selected Financial Data............................................................     12

Item 7        Management's Discussion and Analysis of Financial Condition and
              Results of Operations..............................................................     14

Item 7A       Quantitative and Qualitative Disclosures About Market Risk.........................     28

Item 8        Financial Statements and Supplementary Data........................................     29

Item 9        Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure...........................................................     29

Item 9A       Control and Procedures.............................................................     29




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

Item 13       Certain Relationships and Related Transactions.....................................      *

Item 14       Principal Accounting Fees and Service..............................................      *


                                     PART IV

Item 15       Exhibits, Financial Statement Schedules and Reports on Form 8-K....................     30


-------------
* Incorporated by reference from the Panavision Inc. 2004 Proxy Statement.

                                     PART I
ITEM 1.  BUSINESS

BUSINESS OVERVIEW

     Panavision Inc. (the "Company" or "Panavision") is a leading designer, manufacturer and supplier of high precision camera systems, comprising cameras, lenses and accessories for the motion picture, television series and television commercial markets in North America, Europe and the Asia Pacific region. Panavision camera systems have been widely used in the filming of major motion pictures over the last 30 years, including the recent box office hits MASTER AND COMMANDER, SEABISCUIT, THE LAST SAMURAI, MYSTIC RIVER, and COLD MOUNTAIN. The Company is also a leading supplier of camera equipment to U.S. prime time episodic or "series" network and cable television productions, such as EVERYBODY LOVES RAYMOND, CSI, and 24.

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

     In addition to manufacturing and renting camera systems, the Company also has rental operations providing lighting, lighting grip, power distribution, generation and related transportation equipment, cranes and remote camera heads. These operations include Lee Lighting, the largest lighting rental company in the United Kingdom, as well as other owned-and-operated facilities in New York; Orlando, Florida; Dallas, Texas; Toronto, Canada and Australia. Recently, Lee Lighting supplied the lighting needs of such major films as HARRY POTTER AND THE SORCERER'S STONE, TOMB RAIDER 2, TROY and ALEXANDER THE GREAT. The Company also manufactures and sells lighting filters and other color-correction and diffusion filters through its Lee Filters operation.

     The Company believes that it is well positioned to take advantage of the emerging markets for the capture of images in digital format and the use of digital technologies for post-production work. See "--Market Overview--Digital" for a description of the digital market. The Company offers a complete state-of-the-art high definition digital camera system comprised of a modified version of Sony's 24P CINEALTA(TM) high definition digital camera, coupled with Panavision's series of specially designed PRIMO DIGITAL(R) lenses and other accessories for use in the motion picture and television industries. The Company has access to the Sony high definition camera through DHD Ventures, LLC ("DHD"), a joint venture established in July 2000 with Sony Electronics Inc. The Sony/Panavision system has been used on a variety of series television programs and commercials, including JOAN OF ARCADIA, 8 SIMPLE RULES, LIFE WITH BONNIE and STARGATE ATLANTIS.

       Panavision also believes it is well positioned in the post-production segment of the digital market with the Company's EFILM operations. In 2002, Panavision and Deluxe Laboratories Inc. ("Deluxe") formed EFILM, LLC, which operates as EFILM. Panavision holds an 80% membership interest in EFILM, LLC and Deluxe holds the remaining 20%, subject to certain agreements which could increase Deluxe's percentage ownership in certain circumstances. EFILM, a digital laboratory, provides the post-production services of 1) high-resolution scanning of film, 2) digital color timing, 3) laser film recording of digital video and high definition images to film and 4) delivering video masters to major film studios, independent filmmakers, advertisers, animators, large format filmmakers and restoration clients. EFILM has worked on such films as TERMINATOR 3: RISE OF THE MACHINES, BRUCE ALMIGHTY, BIG FISH, THE PASSION OF THE CHRIST, ANGELS IN AMERICA and THE CAT IN THE HAT.

     Panavision was incorporated in Delaware 1990. Predecessors of Panavision have been engaged in the design and manufacturing of cinematography equipment since 1954. The Company's principal executive office is located at 6219 De Soto Avenue, Woodland Hills, California, 91367, and its telephone number is (818) 316-1000.

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

     FEATURE FILMS

     Panavision views feature films in two categories: major studio features and independent features. Major studio features are typically large-budget productions requiring a greater range and volume of camera and lighting equipment, thus providing greater revenue potential for the Company. The average major studio feature film rental is for 10 to 12 weeks. The camera and lighting rental revenue potential from feature films is dependent on the number and types of productions filmed in any given year. The Company has been established for many years as a market leader in the feature film segment and provides equipment to the majority of major studio feature film productions worldwide.

     EPISODIC TELEVISION

     The episodic or "series" television market in North America is comprised primarily of dramas, situation comedies and action programs, which are aired in both prime and non-prime time slots. These programs are broadcast on the major television networks as well as on cable networks. The average half-hour situation comedy series generates 22 weeks of billing in a year. The average one-hour drama series generates 33 weeks of billing in a year. Panavision has been established for many years as the market leader in the prime time segment, supplying equipment to the majority of U.S. prime time network series television productions produced on film. In addition, Panavision has become the leading supplier of high definition digital camera equipment for use in television situation comedies, a market that has developed in the last two years. The Company believes that it will continue to be a strong supplier to this market as the Company continues to offer customized equipment designed for television production, which it believes provides both economic and qualitative benefits to its customers.

     COMMERCIALS

     Although the production of a commercial generally lasts for only one to seven days, daily rental rates for camera systems are equal to or higher than feature film rental rates and represent a significant part of the camera equipment rental market worldwide. Many of the creative professionals involved in the filming of commercials seek to distinguish their products by using innovative techniques requiring technologically advanced equipment--the ability to achieve a unique "look," which the Company believes can, in many cases, be achieved best by using its products. By pursuing opportunities to expand its presence in the television commercial market, the Company believes that it can develop brand loyalty for its products and beneficial long-term relationships with directors and cinematographers, many of whom begin their careers filming television commercials.

DIGITAL

     The production of feature films involves three distinct phases: 1) image capture; 2) post-production; and 3) distribution and exhibition.

     IMAGE CAPTURE. Image capture refers to the recording of images in a camera. Currently, major theatrical productions are predominantly captured on 35mm film, although with recent advancements in digital equipment, digital capture may become more prevalent in the future. Since the camera lens is the most important factor in image quality, Panavision believes that the superior quality of its PRIMO DIGITAL(R) lenses coupled with Sony's 24P CINEALTA(TM) high definition digital camera allows the Company to compete effectively in markets that have adopted digital capture technology. The Company does not believe that a substantial portion of feature film or hour-long drama or commercial customers will utilize digital cameras until additional performance and camera features are available. The Company is continuing to develop innovative camera and lens systems to meet evolving needs in the high definition medium.

     POST-PRODUCTION. At the conclusion of production, the captured images are then processed in a variety of steps including color timing, the insertion of digital effects, and titling. Much of the post-production phase has traditionally been a chemical laboratory process, but this is changing over time with the advent of the digital intermediate. In the digital intermediate process, film negatives are scanned into digital files using high-resolution scanning equipment and remain in the digital format throughout the post-production process. This method may provide a significant improvement in the quality of theatrical release prints as a result of less film handling, more precise clean-up routines, real-time pixel-by-pixel color correction, and fewer intermediate steps and therefore less potential image degradation. Since the digital intermediate process is typically supervised by the cinematographer of a feature film, the Company is able to connect its principal customers with a greater range of services. EFILM's use of the digital intermediate process on both 35mm negatives and digital media positions the Company to expand its reach into the feature film value chain and take advantage of the growing post-production segment of the feature film market.

     DISTRIBUTION/EXHIBITION. The exhibition phase refers to the medium used to show the completed program to the ultimate viewer. In the example of a theatrical release, it refers primarily to film projection, although there is a small but growing market as well for digital projection. Regardless of the speed of implementation of digital projection or whether digital projection is implemented on a broad scale at all, the choice of the exhibition medium will have a limited impact on either the image capture or post-production decisions. This is because images originally captured on film may be converted for digital projection as readily as images originally captured digitally may be recorded back to film for film projection.


GROWTH STRATEGY

     Panavision intends to pursue the following strategies to grow and enhance its position as the leading designer, manufacturer and supplier of high precision film camera systems, lighting, and other equipment and services for the motion picture, television, and commercials industries.

     EXPAND PRODUCTS AND SERVICES FOR OUR CORE FILM BUSINESS. Panavision's film camera systems business has historically been and continues to be the foundation of the Company. Although Panavision provides digital cameras to those of customers who desire them, the vast majority of its customers still prefer to use film cameras to capture images because of the image quality, including depth of field, resolution, and dynamic range. In order to meet this continuing demand for film cameras, the Company continues to work closely with its customers to develop innovative new products and services for film image capture. Its location in the mainstream of Hollywood film production and its many programs aimed at soliciting the views of its customers uniquely position the Company to respond to changing production requirements.

     DEVELOP NEW PRODUCTS AND APPLICATIONS. Panavision intends to continue developing and manufacturing innovative cameras, lenses and accessories for applications beyond its existing core business. Panavision's research and development group is currently comprised of mechanical, software, electronic and optical engineers, draftsmen and machinists. Additionally, the research and development group has a dedicated machine shop that manufactures prototype equipment. These internal capabilities enable Panavision to develop proprietary technology in collaboration with filmmakers to address their unique requirements and position the Company to develop new products.

          o HD DIGITAL CAMERA SYSTEMS. Panavision offers a complete state-of-the-art high definition digital camera system comprised of a modified version of Sony's 24P CINEALTA(TM) high definition digital camera coupled with Panavision's specially designed PRIMO DIGITAL(R) lenses and other accessories. Panavision has designed this system to simulate a film system so that traditional film crews are comfortable using the medium. The PRIMO DIGITAL(R) lenses represent significant technological breakthroughs providing extremely high performance, which Panavision believes provides the Company with the opportunity to build on the Company's leadership position. Panavision will continue to develop innovative camera and lens systems to meet evolving needs in the high definition digital medium.

          o HIGH PERFORMANCE LENSES FOR NEW MARKETS. Panavision has developed significant expertise in the design, development and manufacture of high performance lenses used in the feature film, series television and commercial markets. Panavision believes this expertise uniquely positions the Company to pursue new opportunities in the optical field outside of its existing markets. Panavision's strategy is to seek out markets and products where high performance optics add value and can drive high margins. Present zoom lens technology has maximum performance at approximately 100:1 magnification. Using a breakthrough proprietary design technology, Panavision has designed a lens that achieves a 300:1 continuous zoom ratio. Markets that Panavision has identified for the consumption of such technology include the sports broadcast market and military and surveillance applications. The Company expects these lenses to be available to customers beginning in 2004. The Company is also exploring opportunities to license the proprietary technology behind the 300X lens for other applications outside of Panavision's traditional markets.

         IMPROVED OPERATING EFFICIENCY. Panavision believes that profitability can be enhanced through improvements in operating efficiency. These improvements include the implementation of a global information system to better manage equipment rentals and customer service, the implementation of best practices throughout the Company's rental facilities worldwide, the refinement of compensation programs to align objectives better with employee remuneration, and a new product development program aimed at accelerating the cycle between concept and market delivery. In addition to improved profitability, Panavision believes these changes will also ultimately lead to more efficient use of equipment, thereby mitigating capital requirements in the future.

     INCREASE MARKET SHARE OF EXISTING PRODUCTS. Panavision intends to identify and develop opportunities to increase the market share of its existing products by increasing the penetration of its products in the Company's current markets and expanding into new geographic markets. Panavision believes that the Company can increase its market share through the organic growth of the Company's business and through strategic acquisitions of complementary businesses as appropriate opportunities arise.

     CONTINUE TO GROW THE EFILM BUSINESS. Panavision believes that over the next few years the digital intermediate process will become the preferred post-production process for finishing feature films, whether they are captured on film or captured digitally. By utilizing EFILM's leading market position, Panavision intends to continue to expand its digital post-production work with the Company's existing and new customers.

     INCREASE CAMERA SYSTEM PACKAGE SIZE. Panavision continues to focus the Company's development efforts on value-added accessories that increase the overall size and rental price of a camera package. Since the average cost of camera rental represents less than 1% of the average major feature film budget, Panavision believes customers tend to place a higher priority on quality of service and the availability of a broad range of technologically superior equipment than on price considerations. In addition, films with more complex and extensive special effects, such as THE MATRIX series of films, require more expensive camera packages with more cameras, more lenses and value-added accessories. As an example of the Company's ability to meet the needs of more complex films, Panavision has provided the camera system for every JAMES BOND film ever made.

CAMERA RENTAL OPERATIONS

     Panavision supplies cinematographic equipment, such as cameras, lenses and accessories, to its customers on a project-by-project basis. Panavision has an extensive rental inventory of cameras and lenses, as well as associated accessories (including non-Panavision manufactured equipment). Panavision rents its equipment through its network of owned-and-operated rental facilities and independent agents located throughout North America, Europe and the Asia Pacific region. This network provides the Company with a competitive advantage, as Panavision is the only rental company that offers clients equipment and service on a national and worldwide basis.

     CAMERA SYSTEM PRODUCTS

     Panavision is the only provider of camera systems with an integrated design that provides customers with compatible products available on a worldwide basis. Each camera package rented for a project is comprised of a number of camera systems, each of which includes a camera, lenses and accessories. Each camera's rental price includes a variety of accessories such as eyepieces, viewfinders, cables and brackets.

         FILM CAMERAS. There are two basic types of motion picture cameras--Synchronous, or "sync-sound," and Mit Out Sound (MOS). Sync-sound cameras are used to shoot pictures while recording dialogue. MOS cameras are used primarily to shoot high-speed footage and special effects and may also be used as backup cameras in situations where dialogue is not being recorded. Panavision's camera inventory consists of both sync-sound and MOS cameras with various features and at a range of prices. While the majority of the Company's sync-sound cameras are 35mm cameras, Panavision also has 16mm cameras, which are used primarily to film episodic television shows, and 65mm cameras, which are used primarily to film special effects and special venue presentations.

     Panavision's inventory also includes a number of non-Panavision cameras that are used to supplement its product line. Due to the Company's ability to purchase non-Panavision cameras if there is a business need to do so, Panavision is able to compete with independent renters of cinematography equipment on the same level and with the same equipment. Panavision's competitors, on the other hand, do not have the corresponding ability to purchase Panavision equipment, as Panavision equipment is not available to rental companies other than the Company's agents.

         FILM LENSES. Panavision develops, designs and manufactures its own prime (fixed focal length) and zoom lenses, the most critical component affecting picture quality and an important consideration for the filmmaker. For many years, Panavision has specialized in anamorphic lenses, which are used for the wide-screen movie format. While Panavision continues as the world's leading supplier of these lenses, the Company has also created a line of advanced spherical lenses for the non-wide screen format, producing the Company's proprietary PRIMO PRIME(R) and PRIMO ZOOM(R) lenses. The Company believes that the PRIMO(R) lenses have performance characteristics that exceed the other lenses available in the marketplace.

         HD DIGITAL CAMERA SYSTEMS. Panavision offers a complete high definition digital camera system comprised of a modified version of Sony's 24P CINEALTA(TM) high definition digital camera coupled with its new series of specially designed PRIMO DIGITAL(R) lenses and other accessories. The PRIMO DIGITAL(R) lenses represent significant technological breakthroughs, providing extremely high performance, which Panavision believes will enable the Company the opportunity to build on its leadership position in the digital segment.

         ACCESSORIES. In order to provide Panavision's customers with a fully integrated camera system, Panavision frequently introduces new camera accessories and currently offers an extensive range of products requested by and developed in conjunction with filmmakers. Certain accessories may reduce overall production costs by lowering the labor intensiveness of the production process and thereby decreasing the shooting days. Moreover, an accessory product often achieves such widespread acceptance among its customers that Panavision incorporates it into the base camera package, thereby increasing the rental price of the overall package.

     RESEARCH AND PRODUCT DEVELOPMENT

     Panavision's research and development group is comprised of mechanical, software, electronic and optical engineers, draftsmen and machinists. Additionally, the research and development group has a dedicated machine shop that manufactures prototype equipment. These internal capabilities enable the Company to develop proprietary technology in collaboration with filmmakers to address their unique requirements. Panavision has long been a leader in the research and development of film camera lenses. Since the first Panavision lens was introduced in 1957, the Company has introduced many innovative spherical and anamorphic lenses, including the PRIMO(R) series, which won ACADEMY AWARDS(R) in 2002, 1999, 1995, 1994, 1991 and 1990. In 2000, the Company launched a new series of specially designed PRIMO DIGITAL(R) lenses for use with the Sony 24P CINEALTA(TM) digital camera. These lenses are among the most sophisticated and highest performing lenses Panavision has ever produced.

      The research and development group also explores camera and lens technology for use outside of the Company's traditional markets. Research and development expense for the years ended 2003, 2002 and 2001 was $5.1 million, $4.4 million and, $5.0 million, respectively.

     MANUFACTURING AND ASSEMBLY

     Panavision manufactures cameras, lenses, and accessories designed by the Company's in-house research and development staff at its 150,000 square foot corporate headquarters and manufacturing facility located near Hollywood in Woodland Hills, California. Panavision develops and designs all the critical components for its camera systems, including the camera movement and lens. An entire camera system consists of hundreds of parts, each carefully produced, assembled and tested. The manufacturing process takes up to four months and primarily involves the fabrication and assembly of camera and lens components by highly skilled workers, each of whom generally has an area of specialization. Following the assembly process, each camera system is rigorously tested to achieve the high standard of performance that customers expect from Panavision.

     While Panavision manufactures most of the components internally, certain components and subassembly work, including glass grinding, lens element polishing and die casting, are outsourced to selected suppliers. Panavision has developed long-standing relationships with the Company's significant suppliers and believes that they will continue to supply high-quality products in quantities sufficient to satisfy the Company's requirements. Since certain components, particularly the lens element, require long lead times, precise production schedules are critical. Inventory levels are determined based on input from marketing, operations and the agent network. Panavision maintains a fairly constant production schedule in order to utilize its resources efficiently and service its customers' requirements.

     MARKETING AND CUSTOMER SERVICE

     The principal decision-makers in the selection of the camera packages are cinematographers, directors and producers, who view cameras and related equipment as critical artistic tools. In addition to cost considerations, the selection of equipment is driven by its suitability, technological capabilities and reliability, as well as by the degree to which the manufacturer or renter is able to rapidly service the technical needs of the filmmaker, both before and during film production.

     Panavision's skilled sales representatives have established close working relationships with numerous filmmakers. To cultivate these relationships, Panavision assigns to each production a sales representative who possesses skills and experience appropriate to the needs of that production. Based on discussions with the filmmaker, the sales representative recommends a camera package tailored to achieve the filmmaker's desired visual effect and meet the production's budget. In addition, sales representatives provide further advice and support by visiting film production sites during the production. As a result of providing high-quality customer service, many of Panavision's representatives have been working with the same filmmakers throughout their careers and in many instances the collaborative effort with the filmmaker has prompted the design of innovative camera systems and accessories.

     After preliminary decisions have been made with respect to the proper camera package, the camera equipment is delivered to a preparation area in one of the Company's facilities reserved for that filmmaker. The filmmaker, together with his or her own and Panavision's representatives, then inspects, tests and experiments with the equipment at the facility's prep floor, sound stage, film processing room and screening room.

     DISTRIBUTION

     Camera packages are rented to the motion picture and television industries through rental offices owned and operated by the Company as well as through its independent agents. These rental offices serve as a single point of contact for the cinematographers and often provide services that include maintenance and technical advice. The Company believes it is the only manufacturer to have the majority of its revenue generated through owned-and-operated rental houses, primarily because of the Company's choice not to sell its equipment. Panavision does not currently intend to begin selling its cinema camera systems. Panavision owns and operates camera rental and camera and lighting rental facilities worldwide in North America, Europe and the Asia Pacific region. In addition to the Company's owned-and-operated facilities, Panavision serves its customers through a network of international third-party agents who are responsible for the rental of the Company's equipment in locations that are not serviced by its owned-and-operated facilities. Agents generally pay approximately 60% of their rental revenue to Panavision and retain the balance, which is charged as a commission expense in the Company's statement of operations. All of Panavision's agents are well trained in the use of Panavision equipment and are supported by the Company's technical staff.

     For information as to the Company's operations in different geographical areas, see Note 11 of the Notes to the Consolidated Financial Statements of the Company included elsewhere in this Form 10K.

     COMPETITIVE STRENGTHS

     Panavision's leading market position is demonstrated by its premier brand name recognition and strong market share of the major studio feature films worldwide and North American episodic television programs. Panavision believes its leading position results from the following competitive strengths:

     REPUTATION FOR QUALITY AND TECHNOLOGICALLY ADVANCED PRODUCTS. Panavision is recognized in the motion picture and television industries as the preeminent brand name for cinematography equipment and the industry leader in the development of high quality, technologically advanced camera systems, lenses and accessories. Since its inception in 1954, Panavision has continually introduced camera systems, lenses and accessories that have become industry standards. The Company has been awarded three OSCARS(R) and 23 other ACADEMY AWARDS(R) granted for Scientific and Technical Achievement, including a 2003 award for advancement in camera systems designed for the film industry, a 2002 award for the PRIMO MACRO ZOOM(R) lens, a 2001 award for the MILLENNIUM(R) XL camera system, a 2000 award for the MILLENNIUM(R) camera viewfinder and a 1999 award for the development of the PRIMO(R) lens series. The Company received two EMMY(R) awards, including one in July of 2000 for the development of the MILLENNIUM(R) XL camera system and another in 2001 for the development of the PRIMO(R) lens series. Since 1990, 11 of the 14 OSCARS(R) for Best Cinematography have been awarded to cinematographers who used the Company's camera systems, including the cinematographers of MASTER AND COMMANDER, ROAD TO PERDITION, AMERICAN BEAUTY, and SAVING PRIVATE RYAN.

     RANGE AND BREADTH OF CAMERA SYSTEMS. Panavision believes that it has the world's largest inventory of camera systems, including cameras, lenses, and accessories. Panavision also offers a broad range of choices, including equipment that is exclusively available through the Company and its agents as well as equipment manufactured by others. The Company is able to upgrade its existing inventory to meet continually changing market demands, thereby reducing obsolescence, achieving better control of inventory and product availability and providing customers with access to the latest technological advances. Panavision believes that the range and breadth of its camera systems inventory enables the Company to provide camera systems to a greater number of film productions throughout the world than any of its competitors and to serve multiple large-scale feature film productions simultaneously.

     LONGSTANDING RELATIONSHIPS WITH FILMMAKERS. As a result of Panavision's significant relationships with cinematographers, directors, producers and studio executives and its leading market position, Panavision has favorable access to key decision-makers regarding camera system selection. These relationships foster a cooperative effort to design and produce unique systems and accessories that meet filmmakers' creative needs. Additionally, Panavision offers instruction and training in the handling of its equipment to young directors and cinematographers while they are still in film school and thereafter, thereby developing loyalty to Panavision and providing a foundation for the Company to sustain its strong market position. For several years, Panavision, in association with the International Cinematographers Guild, has been providing training in the use of digital cameras. In addition, Panavision is the only major manufacturer of cameras and lenses in the Hollywood area, enabling the Company to maintain its close relationships with Hollywood filmmakers and to respond rapidly to its customers' needs.

     UNIQUE MANUFACTURING AND DISTRIBUTION MODEL. Panavision is the only vertically integrated worldwide provider of camera systems, lenses and accessories to the film, series television and television commercial industries. By renting camera systems from Panavision, customers are ensured continual access to compatible state-of-the-art equipment as well as the availability of proper equipment combinations for each specific project. The Company's control over the design, development, manufacturing and distribution processes enables it to 1) rapidly incorporate technological developments and filmmakers' suggestions into new products, 2) maintain product exclusivity and 3) offer products with greater quality and higher performance at a premium price.

     DEDICATION TO CUSTOMER SERVICE. The Company's customer service, repair and maintenance personnel are "on call" and available to assist customers 24 hours a day. In order to provide filmmakers with a high level of support, the Company regularly sends marketing representatives and technicians to film production sets to provide advice or immediate assistance with any equipment needs or questions. In the Hollywood area, the Company operates a "Panavan," a commercial van fully equipped with service equipment that visits Panavision's customers on a daily basis. The Company assigns a marketing representative to each production in an effort to foster a strong and lasting working relationship with the customer. In addition, as part of the Company's customer service activities, the Company often develops, customizes or procures equipment for specific customers or projects. Central to its customer service philosophy is Panavision's maintenance and repair team, which services all equipment between projects to ensure the quality and reliability of its equipment. The Company is currently in the process of reviewing its service standards and upgrading its entire rental process.

     WORLDWIDE DISTRIBUTION NETWORK. Panavision is the only camera and lighting operation with an extensive worldwide distribution network, including 29 owned and operated rental facilities throughout North America, Europe and the Asia Pacific region. With the increasing globalization of feature film production, this worldwide Panavision network offers its customers an integrated support system totally unique in the industry. These facilities offer a large inventory of rental equipment, on-site technical expertise, knowledgeable market specialization in feature films, episodic television and commercials, and strong customer support. Panavision also serves its customers through a network of 24 international third-party agent offices, who are responsible for the rental of the Company's equipment in locations that are not served by its owned and operated facilities. Panavision's extensive network for the distribution of its products instills confidence in the Company's customers that they can receive the level of quality and customer service they expect from Panavision for their cinematography equipment needs worldwide.

     EXPERIENCED MANAGEMENT. Panavision's management team provides depth and continuity of experience. Panavision's senior management has developed relationships over many years with influential individuals in the motion picture and television industries, a central aspect of the Company's ability to maintain its strong market share. Panavision's management team has also been instrumental in developing new technologies in the industry.

     COMPETITION

     The market for high-precision cinematography equipment is highly competitive, primarily driven by technology, customer service and price. As a manufacturer of cinematography equipment, Panavision has one primary competitor, Arri Inc., based in Munich, Germany. Arri Inc. manufactures only cameras and certain accessories, primarily for sale to rental houses and individuals that are not the end users. Arri Inc. has rental facilities in selected markets but does not have a global rental distribution network. Because Panavision manufactures lenses, cameras, and a full range of accessories that are cross-compatible, has close relationships with filmmakers, has global distribution and has in-house opto-mechanical design and manufacturing capabilities, Panavision believes that it is better able to develop the innovative camera systems demanded by its customers.

     As a renter of cinematography equipment, Panavision competes with numerous rental facilities, which generally purchase their equipment from other manufacturers and then rent that equipment to their customers. While the overall rental business is price competitive and subject to discounting, Panavision has chosen to compete primarily on the basis of the Company's large inventory base, technologically advanced proprietary products, broad product line, extensive sales and marketing force and commitment to customer service. Panavision believes that the Company, as both the manufacturer and rental house, is able to respond to many user requests on shorter notice and more effectively than the Company's rental competitors. In addition to the Company's existing competitors, Panavision may encounter competition from new competitors, as well as from new types of equipment, such as digital cameras. Although Panavision believes that the Company is well positioned to capitalize on potential growth in the digital capture market, including through the Company's interest with Sony in DHD, the digital capture market is relatively new and the Company cannot predict whether or how quickly the rental market for digital cameras will grow or what effect that market will have on the Company's film camera business.

LIGHTING RENTAL OPERATIONS

     In addition to manufacturing and renting camera systems, Panavision rents lighting, lighting grip, transportation and distribution equipment and mobile generators used in the production of feature films, television programs and commercials, outside broadcasts and other events from Panavision's owned-and-operated facilities located in New York; Orlando, Florida; Dallas, Texas; the United Kingdom; Toronto, Canada and Australia. Panavision's extensive inventory of lighting equipment enables various lighting operations to service projects with large-scale equipment and personnel requirements, such as feature films, while still maintaining sufficient capacity to service other projects simultaneously. Panavision's worldwide lighting rental operations employ senior management who have developed relationships over many years with influential individuals in the motion picture and television industries. These operations include Lee Lighting, the largest lighting rental operation in the United Kingdom. It maintains the largest rental asset base of lighting equipment, transport, mobile generators and power distribution equipment in the United Kingdom. Lee Lighting currently has the largest inventory of lampheads, the core element of lighting equipment used by filmmakers in all areas of the industry, in the United Kingdom. Lee Lighting operates lighting rental operations in London, Bristol and Manchester, England and Glasgow, Scotland, each of which has its own rental inventories. From these four locations, Lee Lighting is able to service any production in England, Wales, Ireland, or Scotland. In addition, Lee Lighting maintains a rental base at Shepperton Studios, the second largest studio complex in the United Kingdom for the production of feature films. Lee Lighting is the only lighting company in the United Kingdom that supplies its own electricians in connection with the rental of its equipment, a sizable field force of gaffers and electricians who work exclusively with the Company. This service force is on call 24 hours a day, seven days a week and is supplemented by freelance labor when required.

     Panavision's lighting facilities in the United States are operated by TFN Lighting Corp., a wholly owned subsidiary of PANY Rental, Inc. ("PANY Rental") (dba Panavision New York). Pursuant to a lease agreement entered into in December 2001, when PANY Rental was an agent of the Company in which Panavision owned a one third interest, Panavision leased to TFN Lighting Corp. lighting and related lighting accessory equipment located in the United States. Effective May 30, 2003, PANY Rental became a 66.7% owned subsidiary of Panavision International. In addition, on May 30, 2003, PX Holding Corporation, the holder of approximately 85.7% of the Company's voting stock, purchased the remaining 33.3% of PANY Rental shares from Silo Capital Corp for $0.7 million. On January 16, 2004, the Company exchanged the 33.3% interest in PANY Rental held by PX Holding Corporation for shares of Series C Preferred Stock; as a result, PANY Rental became a wholly-owned subsidiary of Panavision International, L.P.


     COMPETITION

     Panavision's lighting rental operations service the motion picture, television and commercials industries, including studio programs, outside broadcasts, and commercials. These markets require a similar range of lighting productions and related support equipment; however, feature films and episodic television programs generally require larger equipment packages than commercials. The composition of equipment packages is frequently determined by the producer, director or cinematographer, who may desire a specific type of image or lighting effect. Although the Company's worldwide inventory of lighting equipment is extensive, the lighting rental market is price competitive. Because film and television productions tend to rent lighting equipment from rental agencies in the territories where the productions are filmed, the rental revenue generated from Panavision's lighting rental operations depends on the number of feature films, television programs and commercials being filmed in the areas near the Company's' operations.

SALES AND OTHER OPERATIONS

     Panavision manufactures and sells lighting filters through the Company's Lee Filters operations in the United Kingdom and the United States. Panavision also owns an 80% interest in and operates EFILM in the United States. In addition, the Company sell various consumable products such as film stock, light bulbs and gaffer tape, which are used in all types of productions, from several of Panavision's facilities.

     Lee Filters is a manufacturer of light control media for the motion picture, television, theater and other industries. The majority of Lee Filters' business is the sale of filters or gels used by lighting directors to control or correct lighting conditions during productions. On a worldwide basis, lighting filter distribution is handled primarily through a network of third-party dealers who have been selected because of their specific knowledge of the filters market in their respective countries. However, in the United Kingdom and United States, Lee Filters sells directly to end users and rental houses as well as to distributors and dealers.

     EFILM provides the following post-production services: 1) high-resolution scanning of film, 2) digital color timing, 3) laser film recording of digital video and high definition images to film and 4) delivery of video masters to major film studios, independent filmmakers, advertisers, animators, large format filmmakers and restoration clients. In 2002, Panavision and Deluxe formed EFILM, LLC, which operates as EFILM. Panavision holds an 80% membership interest in EFILM, LLC and Deluxe holds the remaining 20%, subject to certain agreements which could increase Deluxe's percentage ownership in certain circumstances.

INTELLECTUAL PROPERTY

     Panavision relies on a combination of patents, licensing arrangements, trade names, trademarks, service marks, trade secrets, know-how and proprietary technology to protect the Company's intellectual property rights. Panavision owns or has been assigned or licensed domestic and foreign patents and patent applications relating to its cameras, lenses and accessories. In 2003, Panavision filed an application for patent on the compound zoom technology used in the 300X lens, which is currently pending. Panavision also owns or have been assigned several domestic and foreign trademark or service mark registrations including PANAVISION(R), PANAFLEX(R), PANAHEAD(R), PANALITE(R), PANASTAR(R), PRIMO(R), PRIMO ZOOM(R), PRIMO MACRO ZOOM(R), PRIMO-L(R), PRIMO DIGITAL(R), MILLENNIUM(R) and ULTRAVIEW(R) among others which, collectively, are material to its business.

ENVIRONMENTAL MATTERS

     Panavision is subject to foreign, federal, state and local environmental laws and regulations relating to the use, storage, handling, generation, transportation, emission, discharge, disposal and remediation of hazardous and non-hazardous substances, materials and wastes. Panavision is also subject to laws and regulations relating to worker health and safety. Panavision believes that its operations are in substantial compliance with all applicable environmental and health and safety laws. Although no material capital or operating expenditures relating to environmental controls or other environmental matters are currently anticipated, there can be no assurance that Panavision will not incur costs in the future relating to environmental matters that would have a material adverse effect on its business or financial condition.

EMPLOYEES

     As of December 31, 2003, Panavision had approximately 1,274 full-time employees, consisting of 608 employees based in North America, 544 employees based in Europe, and 122 employees based in the Asia Pacific region. The Company's subsidiary, PANY Rental, is a party to collective bargaining agreements with two local affiliates of the International Brotherhood of Teamsters, which together cover approximately 23 employees. Panavision believes that its relationships with its employees is good.

AVAILABILITY OF CERTAIN DOCUMENTS CONCERNING THE COMPANY

     Current versions of the following documents are available on the Company's website, www.panavision.com, as well as without charge upon request to the Secretary, Panavision Inc., 6219 De Soto Avenue, Woodland Hills, California 91367:

          o The Company's Code of Business Conduct, which includes its Code of Financial Ethics for Senior Financial Officers.

          o The charters for all standing committees of the Company's Board of Directors, namely its Audit, Compensation and Nominating/Governance Committees.

          o    The Company's Corporate Governance Guidelines.

          o The policy that the Nominating/Governance Committee of the Company's Board of Directors adopted concerning criteria for the nomination of candidates to the Board of Directors.

Paper copies of this annual report on Form 10-K, the Company's quarterly reports on Form 10-Q, any current report on Form 8-K and any amendment to any of these documents are similarly available.

ITEM 2.  PROPERTIES

     Panavision's headquarters and principal manufacturing facility are located at its 150,000 square-foot facility in Woodland Hills, California. Panavision operates domestic rental facilities in Woodland Hills, Hollywood, New York City, Dallas, Orlando and Wilmington. To service its international markets, Panavision operates rental facilities in Toronto and Vancouver, Canada; Dublin, Ireland; London (two) and Manchester, England; Paris (three) and Marseilles, France; Prague, Czech Republic; Warsaw, Poland; Sydney (two), Queensland and Melbourne, Australia; and Auckland and Wellington, New Zealand. Lee Lighting operates rental facilities in

London, Bristol and Manchester, England and Glasgow and Edinburgh, Scotland. Lee Filters has a sales operation in Burbank, California, as well as a manufacturing facility located in Andover, England. EFILM is located in Hollywood. All of its facilities are leased.

ITEM 3.  LEGAL PROCEEDINGS

     Panavision is not engaged in any legal proceeding other than ordinary routine litigation incidental to its business. The Company does not believe that any such proceedings currently pending will have a material adverse effect on its business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 2003.


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

     As of March 24, 2004, there were approximately 662 holders of Panavision Common Stock comprised of approximately 82 record holders and 580 beneficial holders.

                                                               STOCK SALES PRICES
                                                   -----------------------------------------------
                                                      High              Low             Closing
                                                   -----------      ------------      ------------

2003
   First Quarter*.............................     $    4.50         $    3.25        $    3.60
   Second Quarter*............................          7.75              3.60             5.50
   Third Quarter*.............................          6.50              4.10             5.45
   Fourth Quarter*............................          6.05              5.15             5.50

2002
   First Quarter..............................     $    4.75         $    3.70        $    3.70
   Second Quarter.............................          3.80              2.80             2.85
   Third Quarter*.............................          3.25              1.25             3.25
   Fourth Quarter*............................          4.70              2.50             4.00

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

     The Company has never paid a cash dividend on Panavision Common Stock and does not anticipate paying any cash dividend on Panavision Common Stock in the foreseeable future. The current policy of the Company's Board of Directors is to retain earnings to finance the operations and expansion of the Company's business. In addition, the Company's Existing Credit Agreement restricted the Company's ability to pay dividends to its stockholders (see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 7 of Notes to the Consolidated Financial Statements of the Company).

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

                                                                    Year ended December 31, 2001
                                                                 ----------------------------------
                                                                      Pre-M&F         Post-M&F
                                                                      Purchase        Purchase
                                                                 ---------------  -----------------
                                    Year ended      Year ended      Period from      Period from     Year ended     Year ended
                                   December 31,    December 31,     January 1 to     April 20 to    December 31,   December 31,
                                       2003          2002 (1)      April 19, 2001   Dec. 31, 2001       2000           1999
                                  -------------   -------------    --------------  ---------------  ------------  --------------
  STATEMENT OF OPERATIONS DATA:
  Camera rental                    $    118,686    $    122,223     $    45,660     $     78,978    $ 130,047     $  130,808
  Lighting rental                        38,757          32,844           9,629           22,118       40,289         36,219
  Sales and other                        50,514          38,115          10,520           23,905       34,292         35,724
                                  -------------   -------------    ------------    -------------    ---------     ----------
  Total revenue                         207,957         193,182          65,809          125,001      204,628        202,751

  Cost of camera rental                  62,620          62,482          18,089           40,506       61,119         63,459
  Cost of lighting rental                34,667          27,524           8,234           18,279       29,962         26,642
  Cost of sales and other                28,865          24,034           5,681           13,610       19,214         20,507
                                  -------------   -------------    ------------    -------------    ---------     ----------
  Total cost of revenue                 126,152         114,040          32,004           72,395      110,295        110,608
                                  -------------   -------------    ------------    -------------    ---------     ----------

  Gross margin                           81,805          79,142          33,805           52,606       94,333         92,143
  Selling, general and
    administrative expenses              71,022          53,715          16,470           41,708       55,638         57,795
  Research and development
    expenses                              5,072           4,436           1,841            3,136        6,163          6,103
                                  -------------   -------------    ------------    -------------    ---------     ----------
  Operating income                        5,711          20,991          15,494            7,762       32,532         28,245
  Net interest expense                  (30,067)        (34,586)        (15,019)         (28,436)     (49,993)       (43,918)
  Refinancing expense                    (1,505)         (4,523)              -                -            -              -
  Net other income (expense)              1,691           2,894              48              638       (1,303)         1,435
                                  -------------   -------------    ------------    -------------    ---------     ----------
  Income (loss) before income
    taxes                               (24,170)        (15,224)            523          (20,036)     (18,764)       (14,238)
  Income tax benefit (provision)          6,414           4,145          (1,011)           6,511       (4,881)        (1,800)
                                  -------------   -------------    ------------    -------------    ---------     ----------
  Net loss                         $    (17,756)   $    (11,079)    $      (488)    $    (13,525)   $ (23,645)    $  (16,038)
                                  =============   =============    ============    =============   ==========     ==========
  Net loss per share - basic and
    diluted                        $      (3.60)   $      (1.59)    $     (0.06)    $      (1.54)   $   (2.83)    $    (1.99)
                                  =============   =============    ============    =============   ==========     ==========
  Shares used in computation -
    basic and diluted                     8,770           8,770           8,770            8,770        8,366          8,056
                                  =============   =============    ============    =============   ==========     ==========


                                   PRO FORMA (2)                      POST-M&F PURCHASE           PRE-M&F PURCHASE
                                  --------------                  --------------------------  ------------------------
                                    DECEMBER 31,    DECEMBER 31,         DECEMBER 31,                DECEMBER 31,
                                       2003            2003           2002           2001        2000          1999
                                  --------------  -------------   ------------   -----------  -----------   ----------
BALANCE SHEET DATA:
Total assets                       $    624,284    $    621,922   $ 633,167    $ 601,216     $284,712       $291,558

Total current liabilities                41,877          44,168      58,474       50,198       50,133         41,245

Long-term debt and Redeemable
Series B Preferred Stock                299,840         333,789     467,397      448,623      477,425        473,429

Stockholders' equity/(deficiency)       243,273         204,670      72,129       75,325     (250,302)      (231,765)



--------------

(1) The above Statement of Operations data includes the results of EFILM, LLC from July 2, 2002. See Note 14 of Notes to the Consolidated Financial Statements of the Company included elsewhere in this Form 10-K.

(2) This column reflects a pro forma presentation of selected balance sheet data as if transactions in connection with the January 2004 Refinancing had occurred as of December 31, 2003. See Note 7 Long-Term Debt on the Consolidated Financial Statements of the Company included elsewhere in this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the Consolidated Financial Statements of Panavision and the Notes thereto included elsewhere in this Form 10-K. Except for historical information contained therein, the matters addressed in this Item 7 constitute "forward-looking statements."

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

     The Company's lighting rental operations generate revenue through the rental of lighting, lighting grip, transportation and distribution equipment, as well as mobile generators, which are all used in the production of feature films, television programs, commercials and other events. The Company owns and operates lighting rental facilities in the United States, United Kingdom, Canada and Australia. Revenue generated by Lee Lighting, the Company's lighting rental facility located in the United Kingdom, generates the majority of the Company's lighting rental operations revenue.

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


RESULTS OF OPERATIONS

     The following discussion and analysis includes the Company's consolidated historical results of operations for 2003 and 2002. With respect to 2001, the following discussion and analysis includes the combined amounts of the Pre-M&F Purchase period and the Post-M&F Purchase period as set forth in the selected financial data table. Such combined amounts do not represent a pro forma presentation of the results of the Company for 2001.


YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002


     CAMERA RENTAL OPERATIONS

     Camera rental revenue for the year ended December 31, 2003 was $118.7 million. Revenue decreased $3.5 million, or 2.9%, compared to the year ended December 31, 2002. The decrease principally reflects decreased feature film revenue, partially offset by increased camera rental revenue from the Company's international operations due to the positive translation effect of foreign exchange rate changes. Feature film revenues decreased due to several factors, principally a lower number of starts in 2003 as compared to 2002 in the film industry and, to a lesser extent, a lower percentage of industry starts captured by the Company. Compared to 2002, the estimated increase in 2003 in camera rental revenue from higher translation of revenues from international operations was approximately $7 million.

     Cost of camera rental for the year was $62.6 million, as compared to $62.5 million in 2002. 2002 expense included $1.3 million of non-cash charges related to lens components. Adjusting for that amount, expense increased $1.4 million in 2003. While there was reduction in certain types of camera rental expense due to lower revenue, this net increase in expense occurred due to higher international expenses attributable to foreign exchange rate changes, as well as higher personnel and other costs to enhance customer service consistent with the Company's strategy. Since camera rental revenues declined, as a percentage of camera rental revenues the expense increased from 51.1% to 52.8%.

     LIGHTING RENTAL OPERATIONS

     Lighting rental revenue for the year ended December 31, 2003 was $38.8 million, an increase of $5.9 million, or 18.0%, compared to the year ended December 31, 2002. The primary driver was increased activity at Lee Lighting in the U.K. of $6.2 million, inclusive of the positive translation effect of foreign exchange rates. PANY Rental, Inc. ("PANY Rental") also contributed $3.4 million in 2003 as a result of the Company's consolidation of PANY Rental's results of operations from the date it increased ownership of PANY Rental to 67% in May 2003. These increases were offset by decreased lighting rental revenue in Australia, principally due to decreased features activity.

     Cost of lighting rental for the year was $34.7 million, an increase of $7.1 million, or 26.0%. The increase was primarily due to increased expense of approximately $4.7 million related to increased activity at Lee Lighting in the U.K. This expense increase represents 76% of the revenue increase for Lee Lighting due to part of the revenue increase pertaining to services in connection with equipment rental for which the profitability margin was low. The balance was driven by the consolidation of PANY Rental's lighting business, partially offset by lower expenses in Australia due to lower volume. Because the Company believes the decline in Australia's revenues in 2003 was atypical, the reduction in Australian expenses in 2003 related mostly to variable costs associated with lower revenues. As a result, the decrease in Australian lighting revenues had a significant impact on lighting gross margin in 2003 as compared to 2002. Combined with the lower level of profitability of Lee Lighting's revenue increase, as discussed above, the result was a reduction of $1.2 million in gross margin for lighting in 2003 as compared to 2002.

     SALES AND OTHER

     Sales and other for the year ended December 31, 2003 was $50.5 million, an increase of $12.4 million, or 32.5%, from the year ended December 31, 2002. The increase was primarily due to continued growth in EFILM revenue $9.9 million. The balance of the change was primarily due to international operations, principally attributable to foreign exchange rate changes.

     Cost of sales and other for the year was $28.9 million, an increase of $4.8 million, or 20.1%. The change was primarily due to increased activity at EFILM of $2.9 million, as well as higher translated expenses associated with the higher international revenues.

     OPERATING COSTS

     Selling, general and administrative expenses for the year ended December 31, 2003 were $71.0 million, an increase of $17.3 million, or 32.2%, compared to the year ended December 31, 2002. The increase was primarily due to severance expense of $4.6 million in connection with the departure of the Company's former Chief Executive Officer, Chief Financial Officer, and President of US Operations, $4.1 million related to the expansion of EFILM since the prior year, and approximately $3.2 million related to increased infrastructure expense, principally personnel related, to support future growth initiatives. The balance of the increase related primarily to translation of international expenses into higher U.S. dollars due to foreign exchange rate changes, consistent with the increase in revenues from international operations as discussed earlier.

     Research and development expenses for the year ended December 31, 2003 were $5.1 million, an increase of $0.6 million, or 14.3%, from the year ended December 31, 2002. The change related to the Company's strategy to increase new product development efforts.

     OPERATING INCOME

     Operating income for 2003 was $5.7 million, a decrease of $15.3 million as compared to 2002. Consistent with the above discussion, year to year comparisons of revenue and profitability were significantly impacted by several factors, principally the translation of international results into higher U.S. dollars. However, there were two primary factors impacting profitability: the reduction in camera rental revenues and severance.

     o Camera rental revenues, excluding the translation effect on international results, declined approximately $10.5 million from 2003 to 2002. Because the Company believes 2003 to be atypical in terms of feature revenues, the Company did not make reductions in fixed camera rental costs; rather, the

          Company made additional investments to strengthen the business for the future. As a result, this decline of approximately $10.5 million in revenue significantly impacted profitability in 2003.

     o    Severance expense caused $4.6 million of the decline year to year.

     While other factors explained above, impacted results, these two factors accounted for approximately $15 million of the reduction from 2002 to 2003.


     INTEREST, TAXES AND OTHER

     Net interest expense for the year ended December 31, 2003 was $30.1 million, a decrease of $4.5 million, or 13.1%, as compared to the year ended December 31, 2002. The decrease in expense primarily reflects lower debt compared to the prior year due to the contribution in 2003 of $90.9 million principal amount of the 9 5/8% Senior Subordinated Discount Notes due 2006 ("Existing Notes") owned by Mafco Holdings Inc. ("Mafco Holdings") in exchange for equity, as well as payments of scheduled amortization.


     Foreign exchange loss for the year ended December 31, 2003 was $0.2 million as compared to a $1.0 million foreign exchange gain for the year ended December 31, 2002. The decrease was primarily due to a weaker U.S. dollar as compared to the prior year and primarily reflects the effects of the fluctuating foreign currencies on the foreign currency denominated intercompany balances held in the U.S.

     Refinancing expense of $1.5 million for the year ended December 31, 2003 reflects costs incurred in connection with the Company's discontinued offering of secured notes in the Summer of 2003 and bank refinancing consummated in early 2004. These costs represent primarily professional fees incurred by the Company.

     The tax benefit for the year ended December 31, 2003 was $6.4 million, as compared to a tax benefit of $4.1 million for the year ended December 31, 2002. The Company recorded an income tax benefit of $7.8 million resulting from the benefit associated with domestic tax losses, offset by a $1.4 million provision relating to profitable foreign operations and foreign taxes withheld at source. See Note 6 to Consolidated Financial Statements included in the Form 10-K for a discussion of the Company's Tax Sharing Agreements.

     Under applicable Internal Revenue Service regulations, as a result of the M&F Settlement (defined below in "Related Party Transactions"), the Company may not join in filing a consolidated federal income tax return with either Mafco Holdings or the Company's subsidiaries until May 2006 without consent from the Internal Revenue Service. Accordingly, from the effective date of the M&F Settlement of December 3, 2002, the Company will file separate federal income tax returns for the Company and incorporated subsidiaries. The Company does not believe that deconsolidation of its federal income tax returns will have a material adverse effect on the Company's business or financial condition.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     CAMERA RENTAL OPERATIONS

     Camera rental revenue for the year ended December 31, 2002 was $122.2 million. Revenue decreased $2.4 million, or 1.9%, compared to the year ended December 31, 2001. The decline largely reflects lower revenue associated with television commercials, reflecting a continuation of a weak television commercial market. Most territories worldwide were adversely impacted by the television commercial slowdown. The decline also reflects slightly lower series television revenue generated outside the U.S. Camera rental revenue associated with worldwide feature film production increased modestly as compared to 2001.

     Cost of camera rental for the year was $62.5 million, an increase of $3.9 million, or 6.7%, as compared to 2001. Cost of camera rental as a percentage of revenue remained stable compared to the prior year. The 2002 costs include approximately $3.4 million of additional depreciation resulting from the fair value adjustments arising from the M&F Purchase and $1.3 million in non-cash charges related to lens components which will no longer be used in the Company's rental operation, offset by the impact of cost reductions achieved in 2002.

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

     Cost of lighting rental for the year was $27.5 million, an increase of $1.0 million, or 3.8%, as compared to 2001 and as a percentage of revenue, the ratio remained stable compared to prior year. The increase in lighting costs was associated with the increase in lighting revenue during the year.

     SALES AND OTHER

     Sales and other for the year ended December 31, 2002 was $38.1 million, an increase of $3.7 million, or 10.8%, from the year ended December 31, 2001. The increase primarily reflects the additional revenue generated by EFILM, which the Company began operating in the third quarter of 2001.

     Cost of sales and other for the year was $24.0 million, an increase of $4.7 million, or 24.4%, as compared to 2001. The increase was primarily due to additional costs associated with EFILM's operation.

     OPERATING COSTS

     Selling, general and administrative expenses for the year ended December 31, 2002 were $53.7 million, a decrease of $4.5 million, or 7.7%, compared to the year ended December 31, 2001. The decrease primarily reflects the elimination of approximately $9.2 million of goodwill and trade name amortization resulting from the Company's adoption of SFAS 142 on January 1, 2002. The reductions were offset by $3.5 million of additional costs associated with EFILM's operation, a $0.5 million reserve for vacant property leased in one of the Company's territories and $0.6 million of compensation charges recorded in one of the Company's divisions.

     Research and development expenses for the year ended December 31, 2002 were $4.4 million, a decrease of $0.6 million, or 12.0%, from the year ended December 31, 2001. The decrease was principally due to lower overall staffing expenses.

     OPERATING INCOME

     Operating income declined $2.3 million from 2001 to 2002, reflecting a decrease in gross margin of $7.3 million, offset by decreased selling, general and administrative and research and development expenses of $5.0 million. Adjusting for the additional depreciation resulting from the fair value adjustment in connection with the M&F Purchase described in Note 1 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K, of $3.4 million, the non-cash charges of $1.3 million and elimination of goodwill and trademark amortization of $9.2 million, as discussed above, operating income declined $6.8 million as compared to the increase in revenues of $2.4 million. This change was principally caused by the changes in EFILM, including increased infrastructure expenses for projected growth in 2003 and beyond. Excluding EFILM's 2001 and 2002 results, the decline in adjusted operating income from 2001 to 2002 would have approximated the decline in revenues.

     INTEREST, TAXES AND OTHER

     Net interest expense for the year ended December 31, 2002 was $34.6 million, a decrease of $8.9 million, or 20.4%, as compared to the year ended December 31, 2001. The decrease primarily reflects lower interest rates and debt levels as compared to the year ended December 31, 2001.


     Foreign exchange gain for the year ended December 31, 2002 was $1.0 million as compared to a $0.5 million foreign exchange loss for the year ended December 31, 2001. This change is primarily due to the effects of the fluctuating British Pound rate on the U.S. Dollar-denominated intercompany payable balances held in the U.K.

     Refinancing expense of $4.5 million for the year ended December 31, 2002 reflects costs incurred in connection with the Company's discontinued offering of secured notes and the bank refinancing. These costs included approximately $2.2 million of professional fees incurred in connection with the Company's potential refinancing and lenders' fees of $2.9 million paid in accordance with the March 15, 2002 amendment to the Existing Credit Agreement. Such charges were offset by a gain of approximately $0.6 million associated with the $37.7 million principal amount at maturity of Existing Notes that were cancelled on June 28, 2002.

     The tax benefit for the year ended December 31, 2002 was $4.1 million, as compared to a tax benefit of $5.5 million for the year ended December 31, 2001. The change over the prior year is primarily due to the impact of non-deductible items partially offset by state and local income taxes.


CAPITAL EXPENDITURES

     The Company intends to use cash provided by operating activities and its revolving lines of credit to make additional capital expenditures primarily to manufacture camera systems and accessories and purchase other rental equipment. Based on projected revenues in 2004 and beyond, the Company anticipates incurring a higher level of capital expenditures in 2004 as compared to 2003. Consistent with the Company's view of the market and its related strategy, a higher percentage of such spending will pertain to the Company's core film business as compared to recent years. In addition, a higher level of spending for new products for the core film business is projected relative to recent years.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain information from the Company's Consolidated Statements of Cash Flows for the years indicated (in thousands):

                                                                    Year Ended December 31,
                                                     ------------------------------------------------------
                                                                                             Unaudited
                                                                                              Combined
                                                           2003              2002               2001
                                                    ----------------   ----------------  -------------------
     Net cash provided by (used in):
     Operating activities                            $     18,205      $     23,351       $     43,277
     Investing activities                                 (22,776)          (22,292)           (25,007)
     Financing activities                                     277             9,382            (21,023)



     Cash provided by operating activities for the year ended December 31, 2003 totaled $18.2 million comprised of the net loss of $17.8 million adjusted for depreciation and amortization of $43.4 million offset by the net change in working capital (excluding cash) and other miscellaneous items totaling $7.4 million. Total investing activities of $22.8 million included $25.2 million of capital expenditures, offset by $2.4 million in proceeds received from the disposition of fixed assets. The Company also purchased an additional 1/3 ownership interest in PANY Rental in May 2003 (such that, as of May 2003, the Company owned a 2/3 interest in PANY Rental) that resulted in the consolidation of PANY Rental's financial position and results of operations in the Company's accompanying consolidated financial statements. The purchase price together with additional payments relating to this transaction approximated $0.6 million and were offset by a similar amount of cash received upon consolidation. Capital expenditures were primarily used to manufacture camera rental systems and accessories. Total net cash provided by financing activities was less than $0.3 million, which was comprised of borrowings of $14.5 million under the MacAndrews Line and Second MacAndrews Line (as defined below), repayments of $1.5 million under the MacAndrews Line, notes payable to Deluxe Laboratories, Inc. ("Deluxe") of $0.6 million, proceeds from the issuance of Series B Preferred Stock of $4.4 million, and proceeds from the issuance of Series C Preferred Stock of $9.7 million, net of transaction costs, offset by repayment of long-term debt of $23.3 million, and payment of deferred financing costs of $4.1 million.

     Cash provided by operating activities for the year ended December 31, 2002 totaled $23.4 million comprised of the net loss of $11.1 million adjusted for depreciation and amortization of $43.5 million and the amortization of the discount on the Existing Notes of $1.5 million, offset by the net change in working capital (excluding cash) and other miscellaneous items totaling $10.5 million. Total investing activities of $22.3 million included $25.2 million of capital expenditures, offset by $2.9 million in proceeds received from the disposition of fixed assets. Capital expenditures were primarily used to manufacture camera rental systems and accessories, expand EFILM's operation and purchase lighting equipment. Cash provided by financing activities was $9.4 million, reflecting borrowings of $32.2 million and repayments of $35.8 million under the Existing Credit Agreement, deferred financing costs of $2.2 million, the issuance of Series B Preferred Stock for $10.0 million in cash and the $5.2 million invested by Deluxe in EFILM, LLC.

     Cash provided by operating activities for the year ended December 31, 2001 totaled $43.3 million comprised of the net loss of $14.0 million, adjusted for depreciation and amortization of $47.9 million and the amortization of the discount on the Existing Notes of $19.3 million, offset by the recording of the deferred income tax benefit of $10.1 million and the net change in working capital (excluding cash) and other miscellaneous items totaling $0.2 million. Investing activities of $25.0 million included $26.6 million of capital expenditures, offset by $1.6 million in proceeds received from the disposition of fixed assets. The majority of the capital expenditures were used to manufacture camera rental systems and accessories. Cash used in financing activities was $21.0 million, primarily reflecting a decrease in net borrowings under the Existing Credit Agreement.

     The Company has certain cash obligations and other commercial commitments which will affect its short and long term liquidity. Giving pro forma effect as if the January 2004 Refinancing, as described below, had occurred on December 31, 2003, such obligations and commitments were as follows (in thousands):

                                                 PAYMENTS DUE BY PERIOD
CONTRACTUAL                                      ----------------------
OBLIGATIONS               TOTAL        LESS THAN 1 YEAR       1-3 YEARS      4-5 YEARS      AFTER 5 YEARS
-----------               -----        ----------------       ---------      ---------      -------------

Long-term debt         $  305,880        $    5,885          $   81,395     $  115,600      $    103,000

Operating leases           38,875            11,153              15,866          7,265             4,591
                       -----------       -------------        -----------    -----------     ------------
Total contractual
  cash obligations      $ 344,755        $   17,038           $  97,261     $  122,865      $    107,591
                       ============      =============        ===========    ===========     ============

     For information on the Company's long-term debt obligations, see the discussion herein and in Note 7 of the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K. The above table does not include interest on long-term debt.

     As of December 31, 2003, the Company had lines of credit totaling approximately $20.0 million, under which $13.0 was drawn. In connection with the January 2004 Refinancing described below, one $10.0 million line of credit, which was fully drawn, was converted into Series D Preferred Stock, and the other $10.0 million line of credit, of which $3.0 million was drawn, was increased to $20.0 million. The Company does not have any off-balance sheet financing arrangements, other than operating leases.

     The Existing Notes were issued at a discount representing a yield to maturity of 9-5/8%. There were no periodic or interest payments through February 1, 2002. Thereafter, they bear interest at a rate of 9-5/8% per annum, payable semi-annually on February 1 and August 1 of each year, commencing August 1, 2002.

     On June 4, 1998, the Company entered into a Credit Agreement with a syndicate of lenders (as subsequently amended on September 30, 1998, June 30, 1999, March 15, 2002, June 14, 2002, September 30, 2002, March 25, 2003 and
November 12, 2003, the "Existing Credit Agreement"). As described below, the Existing Credit Agreement was later replaced with the Amended and Restated Credit Agreement pursuant to the January 2004 Refinancing. The Existing Credit Agreement was comprised of two facilities, the Term Facility and the Revolving Facility. As of December 31, 2003, amounts outstanding under the Existing Credit Agreement were $151.8 million and $99.2 million for the Term Facility and Revolving Facility, respectively. The Term Facility had two tranches: the Tranche A Term Facility was a 6-year facility in an aggregate principal amount of $90.0 million and the Tranche B Term Facility was a 7-year facility in an aggregate principal amount of $150.0 million. The Revolving Facility was a 6-year facility in an aggregate principal amount of $100.0 million.

     The Company's obligations under the Existing Credit Agreement were secured by substantially all of the Company's assets. The Existing Credit Agreement required that the Company meet certain financial tests and contained other restrictive covenants including limitations on indebtedness, leverage ratio levels, interest coverage ratio levels and restrictions on the ability of the Company to declare or pay dividends to its stockholders.

     On March 15, 2002, the Company amended its Existing Credit Agreement to, among other things, revise certain of the financial tests and required ratios that the Company was required to maintain through December 31, 2002 (the "March 2002 Amendment"). As required by the March 2002 Amendment, on June 28, 2002, the Company acquired from Mafco Holdings $37.7 million principal amount of Existing Notes, which had approximately $1.5 million of accrued interest, and $10.0 million cash. In exchange, the Company issued to Mafco Holdings 49,199 shares of Series B Preferred Stock, which it contributed to the capital of PX Holding.

     On April 1, 2002, the Company entered into an agreement with certain holders of its Existing Notes that gave the Company the option to acquire from these holders Existing Notes with a face value of $78.4 million at a price of $650 per $1,000 of principal amount. On June 28, 2002, Mafco Holdings assumed this option from the Company and subsequently exercised the option on July 3, 2002.

     On June 14, 2002, the Company amended its Existing Credit Agreement to, among other things, allow the Company to (1) acquire 100% of the outstanding shares of Las Palmas from M&F Worldwide in exchange for the Las Palmas Note, (2) contribute the assets of Las Palmas and certain other assets owned by the Company to the newly-formed EFILM, LLC in exchange for 80% of its membership interests, and (3) allow Deluxe to purchase 20% of the EFILM, LLC membership interests for $5.2 million. In addition, certain covenants were amended.

     Effective September 30, 2002, the Company amended the Existing Credit Agreement to, among other things, reduce the minimum EBITDA the Company was required to achieve for the four fiscal quarters ending September 30, 2002 (the "September 2002 Amendment"). This provision of the September Amendment expired on March 28, 2003. As required by the September 2002 Amendment, on January 31, 2003, an affiliate of Mafco Holdings made a cash equity contribution to the Company in the amount of the interest due February 1, 2003 on the Existing Notes held by affiliates of the Company on that date in exchange for 4,372 shares of the Company's Series B Preferred Stock.

     On February 3, 2003, MacAndrews & Forbes Holdings Inc. ("MacAndrews & Forbes") agreed to provide the Company a revolving line of credit in the amount of $4.0 million, at the same rate as provided for in the revolving facility pursuant to the Existing Credit Agreement (as amended, the "MacAndrews Line"). As described below, amounts outstanding under the MacAndrews Line were retired in exchange for shares of Series D Preferred Stock as part of the January 2004 Refinancing.

     On March 27, 2003, the Company amended its Existing Credit Agreement to, among other things, decrease minimum EBITDA for the four fiscal quarters ended December 31, 2002, specify the minimum EBITDA, decrease the minimum interest coverage ratio and increase the maximum leverage ratio required for the four fiscal quarters ending on each of March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003 (the "March 2003 Amendment"). Absent this amendment, the Company would not have been in compliance with certain financial covenants under the Existing Credit Agreement for the four fiscal quarters ended December 31, 2002. Under the March 2003 Amendment, certain lenders also agreed to defer $20.0 million of amortization payments otherwise due in 2003 to March 31, 2004.

     In connection with the March 2003 Amendment, Mafco Holdings contributed $90.9 million principal amount of Existing Notes (on which there was approximately $1.4 million of accrued and unpaid interest) and $10.0 million in cash to the Company in exchange for 102,220 shares of Series C Cumulative Pay-in-Kind Preferred Stock, par value $0.01 per share, of the Company (the "Series C Preferred Stock"), which Mafco Holdings contributed to the capital of PX Holding, and PX Holding contributed to the Company 53,571 shares of Series B Preferred Stock in exchange for 57,424 shares of Series C Preferred Stock. MacAndrews & Forbes also agreed to extend the MacAndrews Line until March 31, 2004.

     On August 13, 2003, MacAndrews & Forbes agreed to amend the terms of the MacAndrews Line to increase the amount available for borrowings thereunder from $4.0 million to $10.0 million and to extend the maturity date of the MacAndrews Line to August 31, 2006. As of December 31, 2003, the Company had drawn $10.0 million under the MacAndrews Line.

     In August 2003, the Company postponed an offering of secured notes it had previously announced due to unfavorable pricing terms resulting from deteriorating market conditions. Concurrently, the Company also deferred its plans to replace its Existing Credit Agreement with a new credit agreement.

     Effective November 12, 2003, the Company amended the Existing Credit Agreement to, among other things, decrease minimum EBITDA required for the four fiscal quarters ending September 30, 2003 and the four fiscal quarters ending December 31, 2003 (the "November 2003 Amendment"). In the absence of this amendment, the Company would not have been in compliance with certain financial covenants under the Existing Credit Agreement for the four fiscal quarters ending September 30, 2003 and likely would not have been in compliance with financial covenants for the four fiscal quarters ending December 31, 2003, due to, among other factors, costs associated with the abandoned offering of secured notes and lower than expected feature film and commercial television production.

     In connection with the November 2003 Amendment, on November 12, 2003, MacAndrews & Forbes agreed to provide an additional revolving line of credit (the "Second MacAndrews Line") in the amount of $10.0 million at a rate equal to 50 basis points above the rate provided for in the revolving facility pursuant to the Existing Credit Agreement and a maturity of April 15, 2004.

     On January 16, 2004, the Company consummated a series of transactions to refinance its indebtedness under the Existing Credit Agreement (the "January 2004 Refinancing"). As part of the January 2004 Refinancing, the Company sold, in a private placement, $104.2 million of senior secured notes (the "Senior Notes") bearing an interest rate of 12.50%, payable quarterly, with a maturity date of January 16, 2009. These Senior Notes were sold at an original issue discount of approximately 4% for an aggregate purchase price of $100.0 million. The Senior Notes are secured by a second-priority lien on substantially all of the Company's assets. The indenture pursuant to which the Senior Notes were issued (the "2004 Indenture") requires that, among other provisions, the Company achieve certain EBITDA levels and abide by certain other restrictive covenants, including limitations on indebtedness, liens, disposition of assets, and certain restricted payments including dividends to stockholders. Upon certain events of default under the 2004 Indenture, the Senior Notes will bear interest at 2.5% above the rate otherwise applicable.

     Also as part of the January 2004 Refinancing, the Company issued to PX Holding 215,274 shares of new Series D Cumulative Pay-In-Kind Preferred Stock in exchange for (a) 159,644 shares of Series C Preferred Stock held by PX Holding (together with approximately $13.2 million of dividends in arrears thereon); (b) $23.0 million in cash; (c) the retirement of all principal and interest owed as of January 16, 2004 under the MacAndrews Line; (d) 33.3 shares of common stock of PANY Rental, having a fair market value of $0.7 million (such that, as of January 16, 2004, the Company owned 100% of the outstanding shares of PANY Rental); (e) the retirement of all amounts (consisting of $630,780 in principal and $82,913 in accrued and unpaid interest) owed by PANY Rental to PX Holding pursuant to a certain promissory note held by PX Holding; and (f) the retirement of all amounts (consisting of $7.8 million in principal and unpaid interest) owed to Mafco Holdings under the Las Palmas Note. The Series D Preferred Stock is non-voting, has a liquidation preference of $1,000 per share plus accrued and unpaid dividends, and entitles the holder to cumulative dividends at a rate of 10% per annum regardless of whether declared or earned. Additionally, the Series D Preferred Stock is subject to redemption in certain circumstances upon a change of control. The Company also issued to PX Holding 1,381,690 shares of new Series E Non-Cumulative Perpetual Participating Preferred Stock (the "Series E Preferred Stock") in exchange for 1,381,690 shares of Series A Preferred Stock. The Series E Preferred Stock is entitled to one vote per share, voting together with the Common Stock as a single class, has a liquidation preference of $1.00 per share plus accrued and unpaid dividends, and provides for non-cumulative cash dividends at an annual rate of $0.05 per share if declared by the Company. As a result of the January 2004 Refinancing transactions, all of the outstanding shares of Series A and Series C Preferred Stock were transferred to the Company. In addition, MacAndrews & Forbes increased the amount of the Second MacAndrews Line to $20.0 million and extended the maturity to April 16, 2009.

     As another part of the January 2004 Refinancing, the Company used proceeds from the sale of the Senior Notes and the issuance of Series D Preferred Stock to reduce the indebtedness under the Existing Credit Agreement by $115.4 million, and replaced the Existing Credit Agreement with an Amended and Restated Credit

Agreement (the "Amended Credit Agreement") with the lenders under the Existing Credit Agreement. The Amended Credit Agreement provides for a single term loan facility in the principal amount of $135.6 million repayable in quarterly installments with a final maturity of January 12, 2007, except that the term facility shall be due on September 5, 2005 if any of the Existing Notes remain outstanding on that date. The term facility bears interest at either the ABR or Eurodollar Rate (as defined in the Amended Credit Agreement) plus a margin of 5.25% in the case of ABR loans or 6.25% in the case of Eurodollar Loans. The term facility under the Amended Credit Agreement is secured on substantially the same basis as indebtedness under the Existing Credit Agreement. In connection with the Amended Credit Agreement, the Company paid fees to lenders and professional advisors of approximately $3.5 million, including an original issue discount fee of approximately $2.0 million. Approximately $3.1 million of the fees paid will be expensed in 2004.

     Under the Amended Credit Agreement, the Company is required to repay $5.0 million in principal in 2004, whereas under the Existing Credit Agreement the Company would have been required to make principal payments of approximately $221.1 million in 2004. In addition, the Amended Credit Agreement revised certain financial tests and other restrictive covenants set forth in the Existing Credit Agreement, including required EBITDA (as defined), limitations on indebtedness, and other provisions. As defined in the Amended Credit Agreement and 2004 Indenture, EBITDA includes adjustments for severance expense, refinancing expense, foreign exchange (gain) loss, and other non-cash charges. As compliance with EBITDA levels is a material aspect of the Amended Credit Agreement and the 2004 Indenture, the calculation of EBITDA pursuant to these agreements for the year ended 2003 is set forth below, with the calculation for the year ended 2002 provided for comparative purposes (in millions):


                                             Year ended     Year ended
                                             December 31,   December 31,
                                            -------------  ------------
                                                2003           2002
                                            -------------  -----------

         Net loss                              ($17.8)        ($11.1)
         Net interest expense                    30.1           34.6
         Income tax benefit                      (6.4)          (4.1)
         Depreciation and amortization           43.4           42.0
         Severance expense                        4.6             -
         Refinancing expense                      1.5            4.5
         Foreign exchange (gain) loss             0.6           (0.9)
         Non-cash charges                         -              1.8
                                            -------------  -----------
         EBITDA                                 $56.0          $66.8
                                            =============  ===========

$50 million was the required level of EBITDA, as defined, for the year ended December 31, 2003 pursuant to the Amended Credit Agreement and 2004 Indenture.

As a result of the January 2004 Refinancing, in accordance with Statement of Financial Accounting Standards No. 6, "Classification of Short-Term Obligations Expected to be Refinanced" ("SFAS 6"), the Company has reclassified $246.0 million of the refinanced debt to long-term debt as of December 31, 2003.

Although there can be no assurance, the Company expects that cash flows from operations, borrowings under the revolving line of credit, and cash equity contributions and advances from affiliates will be sufficient to enable the Company to meet its anticipated operating, capital spending and debt service requirements through at least the next twelve months.

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

     REVENUE RECOGNITION - The Company recognizes revenue over the related equipment rental period using prices that are negotiated at the time of rental. Revenue from product sales is recognized upon shipment. The Company does not have a history of significant product returns or revenue adjustments. Revenue from digital laboratory services is recognized at the time such services have been rendered.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     INCOME TAXES - The Company estimates its actual current tax liabilities together with temporary differences resulting from differing treatment of items, such as net operating losses and depreciation, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. At December 31, 2003, the Company had a $7.3 million valuation allowance established against its deferred tax assets. To the extent the Company establishes a valuation allowance or changes this allowance in a period, it must reflect the change to the allowance within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets.

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

     The Company determines whether the carrying value of its long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in its current business model. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"), on January 1, 2002 the Company ceased to amortize goodwill and its trade name since both are believed to have an indefinite life. In lieu of amortization, the Company performs an annual review of its goodwill and trade name (more frequently if impairment indicators exist). If the Company determines at any point in the impairment review process that goodwill or its trade name has been impaired, the Company would record an impairment charge in its consolidated statement of operations.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 was effective for exit or disposal activities that are initiated after December 31, 2002 and did not have a material impact on the Company's financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions of FIN 45 were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The application of FIN 45 did not materially impact the financial condition, results of operations, and cash flows of the Company.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company has complied with the disclosure requirements of SFAS 148 and elected not to adopt the fair value based method of accounting for stock-based employee compensation.

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

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 were originally effective as of the beginning of the three months ended September 30, 2003, however, the FASB subsequently delayed the effective date of this provision until the first interim or annual period ending after December 15, 2003 for entities that have interests in structures that are commonly referred to as special-purpose entities and for periods ending after March 15, 2004 for all other types of variable interest entities. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003.

     The Company is currently performing a review of its relationships with its network of agents, its investment in DHD Ventures, LLC ("DHD") and Panavision Imaging, LLC, a subsidiary of PX Holding Corporation, to determine whether the agents, DHD, or Panavision Imaging, LLC qualify as VIEs and then whether the Company is the primary beneficiary of any of the entities. The Company is also reviewing its accounting for EFILM LLC in light of FIN 46. The review has not identified any VIE that would require consolidation for the year ended December 31, 2003. The Company expects to complete the review prior to the issuance of its unaudited interim financial statements as of March 31, 2004. Provided that the Company is not the primary beneficiary, the Company is not exposed to losses related to any of the agent entities. Should the Company be determined to be the primary beneficiary of DHD, the maximum exposure to losses is generally limited to the carrying amount of the investment in the entity.

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

RELATED PARTY TRANSACTIONS

     On April 19, 2001, M&F Worldwide purchased from PX Holding all 7,320,225 shares (the "Purchased Shares") of the Company's Common Stock held by PX Holding (the "M&F Purchase"). The Purchased Shares constituted approximately 83.5% of the Company's then outstanding Common Stock. The aggregate consideration for the Purchased Shares consisted of (a) 1,500,000 shares of M&F Worldwide common stock; (b) 6,182,153 shares of M&F Worldwide preferred stock; and (c) $80.0 million in cash. As a result of the purchase, Mafco Holdings increased its indirect interest in M&F Worldwide to a majority position.

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

     The push down of the M&F Purchase price allocation had the following effects on the Panavision financial statements as of the date of acquisition to the extent of the 83.5% change in ownership: (i) accumulated depreciation and amortization of approximately $211.0 million was reset to zero by netting it against gross property, plant and equipment balances; (ii) the gross rental assets balance, after the effect of the netting of accumulated depreciation and amortization described in (i), was increased by approximately $40.8 million;
(iii) goodwill was increased by approximately $260.0 million; (iv) trademarks were increased by approximately $68.6 million; (v) other assets were reduced by approximately $2.8 million; (vi) deferred tax assets and liabilities were increased by approximately $15.5 million and $45.1 million, respectively; (vii) accumulated amortization of goodwill and other intangibles was reset to zero, and (viii) long-term debt was increased by $3.8 million.

     During 2001, certain stockholders of M&F Worldwide brought lawsuits against M&F Worldwide and its directors challenging the M&F Purchase as an alleged breach of fiduciary duty and sought, among other things, rescission of the M&F Purchase transaction. One of the stockholders dismissed his lawsuit pursuant to a settlement. On December 3, 2002, the remaining parties to the litigation consummated a Stipulation of Settlement (the "M&F Settlement") whereby Mafco Holdings acquired, through PX Holding, (1) the shares of the Company's Common Stock that M&F Worldwide had purchased in April 2001, (2) 1,381,690 shares of the Company's Series A Preferred Stock that M&F Worldwide acquired in December of 2001, (3) $11.4 million principal amount of Existing Notes that a subsidiary of M&F Worldwide acquired in November of 2001, and (4) the Las Palmas Note in the amount of $6.7 million that the Company issued to M&F Worldwide on its acquisition of the shares of Las Palmas (see Note 14 of the Notes to Consolidated Financial Statements). In addition, all agreements to which M&F Worldwide entered into in connection with the M&F Purchase and the December 2001 issuance of the Series A Preferred Stock were terminated.

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

       In July 2001, M&F Worldwide purchased all of the issued and outstanding shares of Las Palmas Productions Inc. ("Las Palmas"), which conducted business under the name "EFILM". EFILM is a laboratory providing digital post-production services to the motion picture and television industries. As a result of this purchase, Las Palmas became a wholly owned subsidiary of M&F Worldwide. The consideration paid by M&F Worldwide at closing consisted of $5.4 million to the selling stockholders and $0.6 million to Las Palmas. M&F Worldwide also agreed to make an additional payment to the selling stockholders equal to the greater of (a) 90% of the average annual EBITDA (as defined below) of the EFILM business over a two-year Incentive Period (as defined in the EFILM Agreements) or (b) $1.5 million, such payment to occur no earlier than 2004 and no later than 2007 (the "Earnout Payment").

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

     In addition to monthly payments, the EFILM Agreements required that Panavision pay Las Palmas a one-time cash payment equal to the Earnout Payment. On July 2, 2001, the Company began expensing the $1.5 million minimum amount of this one-time cash payment over the 7-year initial term of the EFILM Agreements, as additional lease expense. For 2002 and 2001, expenses relating to the EFILM Agreements of approximately $564,000 and $573,000, respectively, were included in cost of sales and other and $24,000 and $29,000, respectively, were included in selling, general and administrative expenses in the consolidated statements of operations.

     On July 2, 2002, the Company acquired the shares of Las Palmas from M&F Worldwide in exchange for a note in the amount of $6.7 million bearing interest at 10% per annum, payable on September 30, 2005 or upon refinancing of the Existing Credit Agreement (the "Las Palmas Note"). Since the Company and Las Palmas were under common control, the transaction was accounted for at historical cost in a manner similar to that of a pooling of interests. The prior periods were not restated to give effect to Las Palmas since the impact was not material. Immediately following the acquisition, the Company contributed the assets of Las Palmas and certain other assets owned by the Company to the newly formed EFILM, LLC in exchange for 80% of its membership interests. At the same time, Deluxe purchased 20% of the EFILM, LLC membership interests for $5.2 million. The Company maintains a controlling interest in, and therefore consolidates the results, of EFILM, LLC. The accompanying consolidated statements of operations include the results of EFILM, LLC from July 2, 2002. Minority interest, representing Deluxe's equity in ownership of EFILM, LLC, is included in other liabilities in the accompanying consolidated balance sheets.

     EFILM, LLC assumed the obligation to make the Earnout Payment. However, Panavision and Deluxe agreed to reimburse EFILM, LLC by making capital contributions equal to the amount of the Earnout Payment. At December 31, 2003, on a consolidated basis, the Company had a liability of approximately $1.3 million based upon the current value of the Earnout Payment.

     On June 28, 2002, the Company acquired from Mafco Holdings $37.7 million principal amount of Existing Notes, which had approximately $1.5 million of accrued interest, and $10.0 million cash. In exchange, the Company issued to Mafco Holdings 49,199 shares of Series B Preferred Stock, which it contributed to the capital of PX Holding.

     On January 31, 2003, Mafco Holdings made a cash equity contribution to the Company in the amount of the interest due February 1, 2003 on the Existing Notes held by affiliates of the Company on that date in exchange for 4,372 shares of Series B Preferred Stock as required by the September 30, 2002 Amendment to the Existing Credit Agreement.

     On February 3, 2003, Mafco Holdings agreed to extend to the Company a revolving line of credit (the "MacAndrews Line ") in the amount of $4.0 million, maturing March 28, 2003, at the same rate as provided for in the Revolving Facility pursuant to the Existing Credit Agreement.

     On March 27, 2003, the Company acquired (i) from Mafco Holdings approximately $90.9 million principal amount of Existing Notes, which had approximately $1.4 million of accrued interest and $10.0 million in cash and
(ii) from PX Holding 53,571 shares of Series B Preferred Stock, which had approximately $3.9 million of accrued and unpaid dividends. In exchange, the Company issued to Mafco Holdings 102,220 shares of Series C Preferred Stock, which it contributed to the capital of PX Holding, and to PX Holding 57,424 shares of Series C Preferred Stock. MacAndrews & Forbes also agreed to extend the MacAndrews Line until March 31, 2004.

     On August 13, 2003, MacAndrews & Forbes agreed to amend the terms of the MacAndrews Line to increase the amount available for borrowings thereunder from $4.0 million to $10.0 million and to extend the maturity date of the MacAndrews Line to August 31, 2006.

     In connection with the November 2003 Amendment to the existing Credit Agreement, on November 12, 2003, MacAndrews & Forbes agreed to extend the Second MacAndrews Line in the amount of $10.0 million at a rate equal to 50 basis points above the rate provided for in the revolving facility pursuant to the Existing Credit Agreement and a maturity of April 15, 2004. As of December 31, 2003, the Company had drawn $10.0 million under the MacAndrews Line and $3.0 million under the Second MacAndrews Line.

     On January 16, 2004, as part of the January 2004 Refinancing, the Company issued to PX Holding 215,274 shares of new Series D Cumulative Pay-In-Kind Preferred Stock in exchange for (a) 159,644 shares of Series C Preferred Stock held by PX Holding (together with approximately $13.2 million of dividends in arrears thereon); (b) $23.0 million in cash; (c) the retirement of all principal and interest owed as of January 16, 2004 under the MacAndrews Line; (d) 33.3 shares of common stock of PANY Rental, having a fair market value of $0.7 million (such that, as of January 16, 2004, the Company owned 100% of the outstanding shares of PANY Rental); (e) the retirement of all amounts (consisting of $630,780 in principal and $82,913 in accrued and unpaid interest) owed by PANY Rental to PX Holding pursuant to a certain promissory note held by PX Holding; and (f) the retirement of all amounts (consisting of $7.8 million in principal and unpaid interest) owed to Mafco Holdings under the Las Palmas Note. The Series D Preferred Stock is non-voting, has a liquidation preference of $1,000 per share plus accrued and unpaid dividends, and entitles the holder to cumulative dividends at a rate of 10% per annum regardless of whether declared or earned. Additionally, the Series D Preferred Stock is subject to redemption in certain circumstances upon a change of control. The Company also issued to PX Holding 1,381,690 shares of new Series E Non-Cumulative Perpetual Participating Preferred Stock (the "Series E Preferred Stock") in exchange for 1,381,690 shares of Series A Preferred Stock. The Series E Preferred Stock is entitled to one vote per share, voting together with the Common Stock as a single class, has a liquidation preference of $1.00 per share plus accrued and unpaid dividends, and provides for non-cumulative cash dividends at an annual rate of $0.05 per share if declared by the Company. As a result of the January 2004 Refinancing transactions, all of the outstanding shares of Series A and Series C Preferred Stock were transferred to the Company. In addition, MacAndrews & Forbes increased the amount of the Second MacAndrews Line to $20.0 million and extended the maturity to April 16, 2009.

     On December 16, 2003, Panavision Imaging, LLC, a subsidiary of PX Holding, purchased the assets of Silicon Video, Inc., a designer of CMOS imaging sensors located in Homer, New York, and formed Panavision SVI, LLC to act as marketing affiliate with respect to certain products designed by Panavision Imaging, LLC. The Company manages the operations of Panavision Imaging, LLC and Panavision SVI, LLC in exchange for certain research and development services and most favored customer status with respect to certain products of Panavision Imaging, LLC. In addition, the Company purchases certain sensors from Panavision Imaging, LLC on a basis that is at least as favorable as could be obtained at arms-length. Panavision Imaging, LLC and its marketing affiliate Panavision SVI, LLC utilize the Panavision tradename pursuant to a license from the Company.


SEASONALITY

     The Company's revenues are subject to seasonal fluctuations. In North America, episodic television programs cease filming in the second quarter for several months, and typically resume production in August. Feature film production activity typically reaches its peak in the third and fourth quarters.


IMPACT OF INFLATION

     The Company's results of operations and financial condition are presented based upon historical cost. While it is difficult to measure accurately the impact of inflation due to the imprecise nature of the estimates required, the Company believes that the effects of inflation, if any, on its results of operations and financial condition have been minor.


FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K for the year ended December 31, 2003, as well as certain of the Company's other public documents and statements and oral statements, contain forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements. In addition, estimates of cost savings included in this Form 10-K are based on various assumptions that are subject to inherent uncertainty and actual cost savings could vary from these estimates. Further, the Company encourages investors to read the summary of its critical accounting policies included elsewhere herein.

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

     As of December 31, 2003 and 2002, Panavision's primary net foreign currency market exposures include the Euro, British pound, Canadian dollar, Australian dollar and the New Zealand dollar. At the present time, the Company does not generally hedge against foreign currency fluctuation. Management does not foresee nor expect any significant changes in foreign currency exposure in the near future.

     As of December 31, 2003 and 2002, a 10% appreciation in foreign currency exchange rates from the prevailing market rates would increase the related net unrealized gain on intercompany balances by $2.6 million. Conversely, a 10% depreciation in these currencies from the prevailing market rates would decrease the related net unrealized loss on intercompany balances by $2.6 million, as of each of December 31, 2003 and 2002.

     The Company is exposed to changes in interest rates on its variable rate debt. A hypothetical 10% increase in the interest rates applicable to 2003 and 2002 would have resulted in an increase to interest expense of approximately $1.6 million and $1.7 million, respectively. Conversely, a hypothetical 10% decrease in the interest rates applicable to 2003 and 2002 would have decreased interest expense by approximately $1.6 million and $1.7 million, respectively. As of December 31, 2003, the Company believes that the carrying value of its amounts payable under the Existing Credit Agreement approximate fair value.

     The fair value of the Company's fixed rate long-term debt is sensitive to changes in interest rates. Based upon a hypothetical 10% increase in the interest rate, assuming all other conditions affecting market risk remain constant, the market value of the Company's fixed rate debt would decrease approximately $0.8 million and $1.7 million at December 31, 2003 and 2002, respectively. Conversely, a hypothetical 10% decrease in the interest rate, assuming all other conditions affecting market risk remain constant, would result in an increase in market value of approximately $0.8 million and $1.7 million over the same period. Management does not foresee nor expect any significant change in its exposure to interest rate fluctuations or in how such exposure is managed in the future.

     The Company manages its fixed and floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost-effective manner, the Company, from time to time, has entered into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based upon agreed upon notional amounts. Panavision had no interest rate swap agreements in effect at December 31, 2003.


     The Company believes the carrying value of its debt securities approximates fair value.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

An index to financial statements and required financial statement schedules is set forth in Item 15(a).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer (who are its principal executive officer and principal financial officer, respectively) have within 90 days prior to the filing date of this Annual Report on Form 10-K (the "Evaluation Date"), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (as amended, the "Exchange Act")). Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information that the Company must disclose in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

     The Company's Chief Executive Officer and Chief Financial Officer have determined that there was no significant change in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation, nor any significant deficiency or material weakness in such internal controls requiring corrective actions.



                                    PART III

     The Company will provide the information otherwise set forth in Part III, Items 10 through 14, of Form 10-K in its definitive proxy statement for its 2004 annual meeting of stockholders, which is to be filed pursuant to Regulation 14A not later than April 30, 2004.

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) & (2)  The consolidated financial statements of this Annual Report on Form 10-K can be found beginning on page F-1.

(a)(3)        See below.

(b)           Reports on Form 8-K.

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

3.5           Certificate of Designations, Powers, Preferences and Rights of Series C
              Cumulative Pay-in-Kind Preferred Stock of Panavision Inc. (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly
              Report on Form 10-Q for the quarter ended March 31, 2003).

3.6           Certificate of Designations, Powers, Preferences and Rights of Series D
              Cumulative Pay-in-Kind Preferred Stock of Panavision Inc.

3.7           Certificate of Designations, Powers, Preferences and Rights of Series E Non-
              Cumulative Perpetual Participating Preferred Stock of Panavision Inc.

4.            INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES.

4.1           Indenture, dated as of February 11, 1998, between PX Escrow and The Bank of New
              York, as Trustee, relating to the Company's 95/8% Senior Subordinated Discount
              Notes Due 2006 (incorporated herein by reference from the identically numbered exhibit from the Company's Registration Statement on Form S-1, Registration No.
              333-59363 filed with the Securities and Exchange Commission on October 8, 1998).

4.2           First Supplemental Indenture dated June 4, 1998, among PX Escrow, the Company and the Trustee, amending the Indenture identified at Exhibit 4.1 (incorporated herein by reference from the identically numbered exhibit from the Company's
              Registration Statement on Form S-1, Registration No. 333-59363 filed with the
              Securities and Exchange Commission on October 8, 1998).

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

4.4           Line of Credit Agreement dated February 3, 2003 between Panavision Inc. and
              MacAndrews & Forbes Holdings Inc. (incorporated herein by reference from the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

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

EXHIBIT
NUMBER        DESCRIPTION
------        -----------
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

4.11          Sixth Amendment, dated as of March 27, 2003, to the Credit Agreement among
              Panavision Inc., the several lenders named therein, Credit Suisse First Boston, as Documentation Agent, and J.P. Morgan Chase Bank, as Administrative Agent
              (incorporated herein by reference from the identically numbered exhibit from the
              Company's Annual Report on Form 10-K for the year ended December 31, 2002).

4.12          First Amendment, dated as of March 27, 2003, to the Line of Credit Agreement between Panavision Inc. and MacAndrews & Forbes Holdings Inc. (incorporated herein by reference from the identically numbered exhibit from the Company's
              Annual Report on Form 10-K for the year ended December 31, 2002).

4.13          Amended and Restated Line of Credit Agreement, dated as of August 13, 2003, between Panavision Inc. and MacAndrews and Forbes Holdings Inc. (incorporated herein by reference from the identically numbered exhibit from the Company's
              Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

4.14          Senior Subordinated Line of Credit Agreement, dated as of November 12, 2003, between Panavision Inc. and MacAndrews and Forbes Holdings Inc. (incorporated herein by reference from the identically numbered exhibit from the Company's
              Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

4.15          Seventh Amendment, dated as of November 12, 2003, to the Credit Agreement among
              Panavision Inc., the several lenders named therein, Credit Suisse First Boston, as Documentation Agent, and JP Morgan Chase, as Administrative Agent
              (incorporated herein by reference from the identically numbered exhibit from the
              Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
              2003).

4.16          Line of Credit Agreement dated January 16, 2004, between Panavision Inc. and
              MacAndrews & Forbes Holdings Inc.

4.17          Indenture, dated as of January 16, 2004, between Panavision Inc. and Wilmington
              Trust Company, as Trustee, relating to the Company's 12.50% Senior Secured Notes due 2009.

EXHIBIT
NUMBER        DESCRIPTION
------        -----------
4.18          Form of 12.50% Senior Secured Note due 2009 (incorporated herein by reference from Exhibit 4.17 to this Annual Report on Form 10-K).

4.19          Amended and Restated Credit Agreement, dated as of May 28, 1998, as amended and restated as of January 16, 2004, among Panavision Inc., the several lenders named therein, and JP Morgan Chase Bank, as Administrative Agent.

4.20          Letter Agreement dated as of January 16, 2004, Mafco Holdings Inc., MacAndrews &
              Forbes Holdings Inc., PX Holding Corporation and Panavision Inc.

10.           MATERIAL CONTRACTS.

10.1          Panavision Inc. 1999 Stock Option Plan (incorporated herein by reference from
              Annex A of the Company's 1999 Definitive Proxy Statement dated March 31, 1999).

10.2          Panavision Inc. 2003 Executive Incentive Compensation Plan (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly
              Report on Form 10-Q for the quarter ended March 31, 2003).

10.3          Letter Agreement, dated as of March 27, 2003, between MacAndrews & Forbes Inc.,
              PX Holding Corporation and Panavision Inc. (incorporated herein by reference from the identically numbered exhibit from the Company's Annual Report on Form
              10-K for the year ended December 31, 2002).

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

10.9          Registration Rights Termination Letter Agreement, dated as of December 3, 2002, by and between MacAndrews & Forbes Inc. and Panavision Inc. (incorporated herein by reference from Exhibit 4 from the Company's form SC 13D/A filed on December
              9, 2002).

10.10         Mafco-M&F Worldwide Note Letter Agreement, dated as of December 3, 2002, by and between MacAndrews & Forbes Inc. and M&F Worldwide Corp. (incorporated herein by reference from Exhibit 5 from the Company's Form SC 13D/A filed on December 9,
              2002).

10.11         Mafco-Pneumo Abex Corporation Letter Agreement, dated as of December 3, 2002, by and between MacAndrews & Forbes Inc., M&F Worldwide Corp and Pneumo Abex
              Corporation (incorporated herein by reference from Exhibit 6 from the Company's form SC 13D/A filed on December 9, 2002).

10.12         Amended & Restated Employment Agreement, dated May 9, 2003, between Panavision
              Inc. and Bobby G. Jenkins, Executive Vice President and Chief Financial Officer
              (incorporated herein by reference from the Company's Quarterly Report on Form
              10-Q for the quarter ended March 31, 2003).

10.13         Amended & Restated Employment Agreement, dated May 9, 2003, between Panavision
              Inc. and Eric W. Golden, Executive Vice President and General Counsel
              (incorporated herein by reference from the Company's Quarterly Report on Form
              10-Q for the quarter ended March 31, 2003).

10.14         Letter Agreement, dated as of January 31, 2003, between MacAndrews & Forbes
              Inc., PX Holding Corporation and Panavision Inc. (incorporated herein by reference from the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

EXHIBIT
NUMBER        DESCRIPTION
------        -----------
10.15         Loan Out Service Agreement, dated April 10, 2003, and made effective March 26,
              2003, between Panavision Inc., and Ziffren, Brittenham, Branca, Fischer,
              Gilbert-Lurie & Stiffelman LLP (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.16         Tax Sharing Agreement, dated as of February 1, 1999, between MacAndrews & Forbes
              Inc. and Panavision Inc. (incorporated herein by reference from the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 1998). This agreement covers the period February 1, 1999 through April 18, 2001.

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

10.21         Tax Sharing Agreement, dated as of April 19, 2001, by and amount Panavision
              Inc., certain of its subsidiaries and M&F Worldwide Corp (incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended
              March 31, 2001). This agreement covers the period April 19, 2001 through
              December 2, 2002.

10.22         Letter Agreement, dated June 27, 2002, between MacAndrews & Forbes Inc. and
              Panavision Inc. (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended
              June 30, 2002).

10.23         Employment Agreement, dated April 1, 2003, between Panavision Inc. and Robert L.
              Beitcher, President and (as of September 7, 2003), Chief Executive Officer
              (incorporated herein by reference from the identically numbered exhibit from the
              Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

21.           SUBSIDIARIES.

21.1          Subsidiaries of the Company.

23.           CONSENTS

23.1          Consent of Ernst & Young LLP.

24.           POWERS OF ATTORNEY.

24.1          Power of Attorney executed by Ronald O. Perelman.

24.2          Power of Attorney executed by Robert L. Beitcher.

24.3          Power of Attorney executed by Howard Gittis.

24.4          Power of Attorney executed by Edward Grebow.

24.5          Power of Attorney executed by Ed Gregory Hookstratten.

24.6          Power of Attorney executed by James R. Maher.

24.7          Power of Attorney executed by Martin D. Payson.

24.8          Power of Attorney executed by John A. Scarcella.

24.9          Power of Attorney executed by Robert S. Wiesenthal.

24.10         Power of Attorney executed by Kenneth Ziffren.

EXHIBIT
NUMBER        DESCRIPTION
------        -----------
31.           SECTION 302 CERTIFICATIONS.

31.1          Certification of Robert L. Beitcher, Chief Executive Officer, dated March 30, 2004.*

31.2          Certification of Bobby G. Jenkins, Chief Financial Officer, dated March 30, 2004.*

32.           SECTION 906 CERTIFICATIONS.

32.1          Certification of Robert L. Beitcher, Chief Executive Officer, dated March 30,
              2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2          Certification of Bobby G. Jenkins, Chief Financial Officer, dated March 30,
              2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(b)           REPORTS ON FORM 8-K.

              On January 9, 2003, the Company filed a Current Report on Form 8-K dated January
              8, 2003. The Form 8-K reported at Item 5 that the Company issued a press release, incorporated herein by reference, regarding the resignation of John
              Farrand, the Company's former President, Chief Executive Officer and Director.

              On October 8, 2003, the Company filed a Current Report on Form 8-K dated October
              7, 2003. The Form 8-K reported at Item 5 that the Company issued a press release, incorporated herein by reference, announcing Robert L. Beitcher as
              Chief Executive Officer of the Company.

              On January 20, 2004, the Company filed a Current Report on Form 8-K dated
              January 20, 2004. The Form 8-K reported at Item 5 that the Company issued a press release, incorporated herein by reference, announcing completion of the
              Company's refinancing activities.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                      PANAVISION INC.


Date: March 30, 2004


                                      By:  /s/ ROBERT L. BEITCHER
                                         ---------------------------------------
                                           Robert L. Beitcher
                                           President and Chief Executive Officer



                                      By:  /s/ BOBBY G. JENKINS
                                         ---------------------------------------
                                           Bobby G. Jenkins
                                           Executive Vice President,
                                           Chief Financial Officer and
                                           Principal Accounting Officer

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

               SIGNATURE                                  TITLE                              DATE
               ---------                                  -----                              ----


                   *                          Co-Chairman of the Board                  March 30, 2004
----------------------------------------      and Director
           Ronald O. Perelman


                   *                          Co-Chairman and Director                  March 30, 2004
----------------------------------------
            Kenneth Ziffren


                   *                          Vice Chairman and Director                March 30, 2004
----------------------------------------
            Howard Gittis


         /s/ ROBERT L. BEITCHER               President and Chief Executive             March 30, 2004
----------------------------------------      Officer and Director
           Robert L. Beitcher


          /s/ BOBBY G. JENKINS                Executive Vice President,                 March 30, 2004
----------------------------------------      Chief Financial Officer and
            Bobby G. Jenkins                  Principal Accounting Officer


                   *                          Director                                  March 30, 2004
----------------------------------------
            Edward Grebow


                   *                          Director                                  March 30, 2004
----------------------------------------
         Ed Gregory Hookstratten


                   *                          Director                                  March 30, 2004
----------------------------------------
            James R. Maher


                   *                          Director                                  March 30, 2004
----------------------------------------
            Martin D. Payson


                   *                          Director                                  March 30, 2004
----------------------------------------
            John A. Scarcella


                   *                          Director                                  March 30, 2004
----------------------------------------
          Robert S. Wiesenthal




         *Bobby G. Jenkins, by signing his name hereto, does hereby execute this Form 10-K on behalf of the directors of the Registrant indicated above by asterisks, pursuant to powers of attorney duly executed by such directors and filed as exhibits to the Form 10-K.

                                           By:    /S/ BOBBY G. JENKINS
                                               -------------------------------
                                           Name:  Bobby G. Jenkins
                                           Title: Executive Vice President,
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer

                                 PANAVISION INC.

                                  CERTIFICATION


I, Robert L. Beitcher, certify that:

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

Date:  March 30, 2004
       --------------
                                  By:    /S/ ROBERT L. BEITCHER
                                      ----------------------------
                                  Name:  Robert L. Beitcher
                                  Title: President and Chief Executive Officer

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

Date:  March 30, 2004
       --------------------
                                             By:    /S/ BOBBY G. JENKINS
                                                --------------------------
                                             Name:  Bobby G. Jenkins
                                             Title: Executive Vice President,
                                                    Chief Financial Officer  and
                                                    Principal Accounting Officer

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                                                 PAGE
                                                                                                 ----
Report of Independent Auditors....................................................................F-2

Consolidated Statements of Operations - Year ended December 31, 2003, Year ended
December 31, 2002, period from January 1, 2001 to April 19, 2001 (Pre-M&F
Purchase) and period from April 20, 2001 to December 31, 2001 (Post-M&F
Purchase).........................................................................................F-3

Consolidated Balance Sheets - Year Ended December 31, 2003 and 2002...............................F-4

Consolidated Statements of Stockholders' Equity and Comprehensive Loss - Years Ended
December 31, 2003, 2002 and 2001..................................................................F-6

Consolidated Statements of Cash Flows - Year ended December 31, 2003 and Year ended
December 31, 2002, period from January 1, 2001 to April 19, 2001 (Pre-M&F Purchase) and
period from April 20, 2001 to December 31, 2001 (Post-M&F Purchase)...............................F-7

Notes to Consolidated Financial Statements........................................................F-9


Financial Statement Schedules:

         All schedules are included in the Notes to Consolidated Financial Statements or are omitted because they are not required by the regulations or related instructions or are not applicable.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Panavision Inc.

We have audited the accompanying consolidated balance sheets of Panavision Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for the years ended December 31, 2003 and 2002, and the period from January 1, 2001 to April 19, 2001 (Pre-M&F Purchase) and the period from April 20, 2001 to December 31, 2001 (Post-M&F Purchase). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Panavision Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years ended December 31, 2003 and 2002, and the period from January 1, 2001 to April 19, 2001 (Pre-M&F Purchase) and the period from April 20, 2001 to December 31, 2001 (Post-M&F Purchase), in conformity with accounting principles generally accepted in the United States.

As more fully described in Note 1, the Company changed its method of accounting for goodwill and indefinite-lived intangible assets as of January 1, 2002.

                                              ERNST & YOUNG LLP

Los Angeles, California
March 16, 2004

                                 PANAVISION INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                                   YEAR ENDED DECEMBER 31, 2001
                                                                              -----------------------------------
                                                                                 PRE-M&F              POST-M&F
                                                                                 PURCHASE             PURCHASE
                                                                              --------------     ----------------
                                                YEAR              YEAR          PERIOD FROM          PERIOD FROM
                                                ENDED             ENDED          JANUARY 1           APRIL 20 TO
                                              DECEMBER 31,      DECEMBER 31,    TO APRIL 19,         DECEMBER 31,
                                                2003              2002             2001                  2001
                                         ---------------    -----------------  --------------     ---------------
Camera rental                              $    118,686        $    122,223     $    45,660          $  78,978
Lighting rental                                  38,757              32,844           9,629             22,118
Sales and other                                  50,514              38,115          10,520             23,905
                                           ------------      --------------     -----------          ---------

Total rental revenue and sales                  207,957             193,182          65,809            125,001

Cost of camera rental                            62,620              62,482          18,089             40,506
Cost of lighting rental                          34,667              27,524           8,234             18,279
Cost of sales and other                          28,865              24,034           5,681             13,610
                                           ------------      --------------     -----------          ---------

Gross margin                                     81,805              79,142          33,805             52,606


Selling, general and                             71,022              53,715          16,470             41,708
   administrative expenses

Research and development expenses                 5,072               4,436           1,841              3,136
                                           ------------      --------------     -----------          ---------
Operating income                                  5,711              20,991          15,494              7,762

Interest income                                     194                 425             269                248
Interest expense                                (30,261)            (35,011)        (15,288)           (28,684)
Foreign exchange gain (loss)                       (238)                995            (748)               216
Refinancing expense                              (1,505)             (4,523)              -                  -
Other income, net                                 1,929               1,899             796                422
                                           ------------      --------------     -----------          ---------

Income (loss) before income taxes               (24,170)            (15,224)            523            (20,036)
Income tax benefit (provision)                    6,414               4,145          (1,011)             6,511
                                           ------------      --------------     -----------          ---------

Net loss                                   $    (17,756)       $    (11,079)    $      (488)        $  (13,525)
                                           ============      ==============     ===========          =========
Net loss attributable to common
   stockholders                            $    (31,541)       $    (13,936)    $      (488)        $  (13,525)
                                           ============      ==============     ===========          =========

Net loss per share - basic and diluted     $      (3.60)       $      (1.59)    $     (0.06)        $    (1.54)
                                           ============      ==============     ===========          =========

Shares used in computation - basic
   and diluted                                    8,770               8,770           8,770              8,770
                                           ============      ==============     ===========          =========


                             See accompanying notes.

                                 PANAVISION INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                               ASSETS                                                      DECEMBER 31,
                                                                                        2003            2002
                                                                                  ----------------------------------
Current assets:
   Cash and cash equivalents                                                         $   9,079      $    12,647
   Accounts receivable (net of allowance of $2,586 in 2003 and $1,634 in                29,255           27,542
   Inventories                                                                          11,931           10,417
   Prepaid expenses                                                                      4,330            3,708
   Due from related parties                                                                628            2,548
   Other current assets                                                                  1,248            1,614
                                                                                     ---------         --------
Total current assets                                                                    56,471           58,476

  Property, plant and equipment, net                                                   220,704          226,577
  Goodwill, net                                                                        264,548          268,280
  Patents and trademarks, net                                                           67,258           67,574
  Note due from related parties                                                              -              313
  Other assets                                                                          12,941           11,947
                                                                                     ---------         --------
TOTAL ASSETS                                                                         $ 621,922      $   633,167
                                                                                     =========         ========

                                 PANAVISION INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                LIABILITIES AND STOCKHOLDERS' EQUITY                                        DECEMBER 31,
                                                                                        2003             2002
                                                                                  -----------------------------------
Current liabilities:
   Accounts payable                                                              $     6,685      $       6,695
   Accrued liabilities                                                                28,955             28,451
   Due to related parties                                                              2,643                513
   Current maturities of long-term debt                                                5,885             22,815
                                                                                  ------------      ---------------
Total current liabilities                                                             44,168             58,474

Long-term debt                                                                       312,388            408,625
Notes payable to affiliate                                                            21,401              7,039
Deferred tax liabilities, net                                                         30,060             25,366
Other liabilities                                                                      7,909              8,592
Due to related parties                                                                 1,326              1,209


Commitments and contingencies

Redeemable  Series B Cumulative  Pay-in-Kind  Preferred  Stock,  $0.01
   par value; 100,000 shares authorized;  49,199 shares issued and outstanding at December 31, 2002,  (liquidation preference of $1,000
   per share plus accrued and unpaid dividends)                                            -             51,733

Stockholders' equity:

   Series A Non-Cumulative Perpetual Participating Preferred Stock, $0.01 par
     value; 2,000,000 shares authorized; 1,381,690 shares issued and outstanding at December 31, 2003 and 2002 (liquidation preference of $1 per share,
     or $1,382, plus declared and unpaid dividends)                                       14                 14
   Series C Cumulative Pay-in Kind Preferred Stock, $0.01 par value; 200,000 shares authorized; 159,644 shares issued and outstanding at December 31,
     2003 (liquidation preference of $1,000 per share, or $159,644, plus
     accrued and unpaid dividends)                                                         2                  -
   Common Stock, $0.01 par value; 50,000,000 shares authorized; 8,769,919 shares
     issued and outstanding at December 31, 2003 and 2002                                 88                 88

   Additional paid-in capital                                                        329,127            189,476
   Revaluation capital                                                               333,199            333,199
   Accumulated deficit                                                              (461,795)          (444,039)
   Accumulated other comprehensive income (loss)                                       4,035             (6,609)
                                                                                  ------------      ---------------
     Total stockholders' equity                                                      204,670             72,129
                                                                                  ------------      ---------------
Total liabilities and stockholders' equity                                       $   621,922        $   633,167
                                                                                  ============      ===============

                             See accompanying notes

                                 PANAVISION INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
                       (In thousands, except share amount)



                                                   Preferred Stock                    Common Stock
                                    --------------------------------------------  ---------------------

                                        Shares                 Shares                Shares
                                        Issued    Series       Issued     Series     Issued                Additional
                                         and       "A"          and        "C"        and                    Paid-in     Revaluation
                                     Outstanding  Amount    Outstanding   Amount  Outstanding    Amount      Capital       Capital
                                    --------------------------------------------------------- --------------------------------------
   Balance at January 1, 2001              --   $      --           0    $    --       8,770    $      88   $ 177,887           --
   Comprehensive loss:
     Net loss (Pre-M&F Purchase)           --          --          --         --           0           --          --           --
     Net loss (Post-M&F Purchase)          --          --          --         --           0           --          --           --
      Foreign currency translation
      adjustment                           --          --          --                      0           --          --           --

   Total comprehensive loss                --          --          --         --           0           --          --           --

   Issuance of Series A
     Non-Cumulative Perpetual
     Preferred Stock                    1,382          14          --         --           0           --       9,264           --
   Revaluation capital                     --          --          --         --           0           --          --      $ 333,135
                                    ------------------------------------------------------------------------------------------------
    Balance at December 31, 2001        1,382          14           0         --       8,770           88      187,151       333,135
   Comprehensive loss:
     Net loss                              --          --          --         --           0           --          --           --
     Foreign currency translation
     adjustment                            --          --          --         --           0           --          --           --

   Total comprehensive loss                --          --          --         --           0           --          --           --

   Accreted dividend on Redeemable
     Series B Preferred Stock              --          --          --         --           0           --      (2,857)          --
   Non-cash distribution to M&F
      Worldwide in connection
      with the purchase of Las
      Palmas                               --          --          --         --           0           --      (1,414)          --
   Revaluation capital adjustment          --          --          --         --           0           --          --           64
   Contribution of net operating
      loss carryforwards by
      M&F Worldwide                        --          --          --         --           0           --       6,521           --
   Other                                   --          --          --         --           0           --          75           --
                                    ------------------------------------------------------------------------------------------------
Balance at December 31, 2002            1,382          14           0         --       8,770           88     189,476      333,199
   Comprehensive loss:
     Net loss                              --          --          --         --           0           --          --           --
     Foreign currency translation
     adjustment                            --          --          --         --           0           --          --           --

   Total comprehensive loss                --          --          --         --           0           --          --           --
   Accreted dividend on Redeemable
     Series B Preferred Stock              --          --          --         --           0           --      (1,319)          --
   Issuance of Series C
      Non-Cumulative Perpetual
      Preferred Stock                      --          --         160          2           0           --     142,470           --
   Adjustment to 2002
     contribution of net
     operating loss carryforwards
     by M&F Worldwide                      --          --          --         --           0           --      (1,650)          --
   Other                                   --          --          --         --           0           --         150           --
                                    ------------------------------------------------------------------------------------------------
   Balance at December 31, 2003         1,382   $      14         160    $     2       8,770    $      88   $ 329,127    $ 333,199
                                    ================================================================================================





                                                     Accumulated    Stockholders'
                                                        Other           Equity/
                                                    Comprehensive   Comprehensive
                                     Accumulated        Income          Income
                                       Deficit          (Loss)          (Loss)
                                    ---------------------------------------------
   Balance at January 1, 2001        $  (418,947)     $ (9,330)     $(250,302)
   Comprehensive loss:
     Net loss (Pre-M&F Purchase)            (488)           --           (488)
     Net loss (Post-M&F Purchase)        (13,525)           --        (13,525)
      Foreign currency
      translation adjustment                  --        (2,773)        (2,773)
                                                                    ---------
   Total comprehensive loss                   --            --        (16,786)
                                                                    =========
   Issuance of Series A
     Non-Cumulative Perpetual
     Preferred Stock                          --            --          9,278
   Revaluation capital                        --            --        333,135
                                    ---------------------------------------------
Balance at December 31, 2001            (432,960)      (12,103)        75,325
   Comprehensive loss:
     Net loss                            (11,079)           --        (11,079)
     Foreign currency translation
     adjustment                               --         5,494          5,494
                                                                    ---------
   Total comprehensive loss                   --            --         (5,585)
                                                                    =========
   Accreted dividend on Redeemable
     Series B Preferred Stock                 --            --         (2,857)
   Non-cash distribution to M&F
      Worldwide in connection
      with the purchase of Las
      Palmas                                  --            --         (1,414)
   Revaluation capital adjustment             --            --             64
   Contribution of net operating
      loss carryforwards by
      M&F Worldwide                           --            --          6,521
   Other                                      --            --             75
                                    ---------------------------------------------
Balance at December 31, 2002            (444,039)       (6,609)        72,129
   Comprehensive loss:
     Net loss                            (17,756)           --        (17,756)
     Foreign currency translation
     adjustment                               --        10,644         10,644
                                                                    ---------
   Total comprehensive loss                   --            --         (7,112)
   Accreted dividend on Redeemable                                  =========
     Series B Preferred Stock                 --            --         (1,319)
   Issuance of Series C
      Non-Cumulative Perpetual
      Preferred Stock                         --            --        142,472
   Adjustment to 2002
     contribution of net
     operating loss carryforwards
     by M&F Worldwide                         --            --         (1,650)
   Other                                      --            --            150
                                    ---------------------------------------------
Balance at December 31, 2003          $ (461,795)     $  4,035     $  204,670
                                    =============================================

                                 PANAVISION INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                          YEAR ENDED DECEMBER 31, 2001
                                                                                         --------------------------------
                                                                                            PRE-M&F          POST-M&F
                                                                                            PURCHASE         PURCHASE
                                                                                         --------------   ---------------
                                                          YEAR               YEAR          PERIOD FROM     PERIOD FROM
                                                          ENDED              ENDED          JANUARY 1       APRIL 20 TO
                                                       DECEMBER 31,       DECEMBER 31,     TO APRIL 19,    DECEMBER 31,
                                                           2003               2002              2001            2001
                                                      --------------     -------------   --------------   ---------------
OPERATING ACTIVITIES
Net loss                                                 $(17,756)         $(11,079)         $   (488)         $(13,525)
Adjustments to derive net cash provided by
  operating activities:
     Depreciation and amortization                         43,399            41,970            11,001            35,604
     Gain on sale of property and equipment                (1,507)           (1,696)             (798)             (550)
     Amortization of deferred financing costs               4,831             1,559               517               808
     Amortization of discount on subordinated notes            --             1,480             5,707            13,632
     Deferred income tax benefit                          (10,755)           (7,369)               --           (10,070)
     Changes in operating assets and liabilities:
       Accounts receivable                                   (636)           (4,785)             (277)            8,631
       Inventories                                           (906)             (281)               84               (60)
       Prepaid expenses and other current assets           (1,734)           (1,500)             (411)              327
       Due from affiliate                                    (523)           (1,570)               70               171
       Accounts payable                                      (447)           (1,235)           (1,335)            1,996
       Accrued liabilities                                  1,762            11,939            (2,831)           (5,587)
       Due to affiliate                                     1,550            (1,563)               --             1,842
       Other, net                                             927            (2,519)              (14)           (1,167)
                                                      --------------     -------------   --------------   ---------------
Net cash provided by operating activities                  18,205            23,351            11,225            32,052

INVESTING ACTIVITIES
Capital expenditures                                      (25,162)          (25,202)          (10,462)          (16,145)
Acquisition of PANY Rental, net cash acquired                   9                --                --                --
Proceeds from dispositions of fixed assets                  2,377             2,910               780               820
                                                      --------------     -------------   --------------   ---------------
Net cash used in investing activities                     (22,776)          (22,292)           (9,682)          (15,325)

FINANCING ACTIVITIES
Borrowings under credit agreement                              --            32,226             6,700             7,200
Borrowings under notes payable to affiliates               14,500                --                --                --
Repayment under notes payable to affiliates                (1,500)               --                --                --
Notes payable to Deluxe Laboratories, Inc                     580                --                --                --
Repayments of long-term debt                              (23,313)          (35,816)           (7,331)          (27,592)
Deferred financing costs                                   (4,087)           (2,228)               --                --
Proceeds from issuance of Series B Preferred Stock          4,372            10,000                --                --
Investment by Deluxe Laboratories in EFILM, LLC                --             5,200                --                --
Net proceeds from issuance of Series C Preferred
  Stock                                                     9,725                --                --                --
                                                      --------------     -------------   --------------   ---------------
Net cash (used in) provided by financing
  activities                                                  277             9,382              (631)          (20,392)
Effect of exchange rate changes on cash                       726               158              (249)               69
                                                      --------------     -------------   --------------   ---------------
Net increase (decrease) in cash and cash
  equivalents                                              (3,568)           10,599               663            (3,596)
Cash and cash equivalents at beginning of period           12,647             2,048             4,981             5,644
                                                      --------------     -------------   --------------   ---------------
Cash and cash equivalents at end of period               $  9,079          $ 12,647          $  5,644          $  2,048
                                                      ==============     =============   ==============   ===============

                             See accompanying notes

                                 PANAVISION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

                                                                             YEAR ENDED DECEMBER 31, 2001
                                                                             PRE-M&F          POST-M&F
                                                                          --------------   ---------------
                                                                             PURCHASE          PURCHASE
                                           YEAR              YEAR          PERIOD FROM       PERIOD FROM
                                          ENDED              ENDED          JANUARY 1        APRIL 20 TO
                                       DECEMBER 31,       DECEMBER 31,      TO APRIL 19,    DECEMBER 31,
                                           2003              2002              2001             2001
                                      ---------------- -----------------  ---------------- ---------------
SUPPLEMENTAL CASH FLOW
   INFORMATION
Interest paid during the period       $       26,921    $    23,299       $       9,184    $      15,716
Income taxes paid during the
   period                                      2,360          2,597               1,217            2,911


       SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES

       In December 2001, the Company issued 1,381,690 shares of Series A Non-Cumulative Perpetual Participating Preferred Stock in exchange for $24.5 million principal amount of 9 5/8% Senior Subordinated Discount Notes due 2006 (see Note 2 to the Notes to the Consolidated Financial Statements). As described in Note 7 of the Notes to Consolidated Financial Statements, pursuant to the January 2004 Refinancing, the Company issued to PX Holding 1,381,690 shares of new Series E Preferred Stock in exchange for 1,381,690 Shares of Series A Preferred Stock, which constituted all of the outstanding Series A Preferred Stock.

       In June 2002, the Company issued 49,199 shares of Series B Cumulative Pay in Kind Preferred Stock in exchange for $10,000 in cash and $37,726 principal amount at maturity of Existing Notes plus unpaid accrued interest of $1,473. For the year ended December 31, 2002, an accreted dividend of $2,857 was recorded on the Series B Preferred Stock. For the year ended December 31, 2003, the Company recorded an accreted dividend of $1,319 on the Series B Preferred Stock.

       On March 27, 2003, Mafco Holdings contributed $90.9 million principal amount of the 9 5/8% Senior Subordinated Discount Notes Due 2006 (the "Existing Notes") and $10.0 million in cash to the Company in exchange for 102,220 shares of Series C Cumulative Pay in Kind Preferred Stock, which it contributed to the capital of PX Holding, and PX Holding contributed to the Company 53,571 shares of Series B Preferred Stock in exchange for 57,424 shares of Series C Preferred Stock. As a result of this transaction, all of the outstanding Series B Preferred Stock was transferred to the Company. In connection with the contribution of Existing Notes by the majority shareholder, deferred tax assets associated with these Existing Notes of $18.0 million were charged against additional paid-in capital.

       Pursuant to the January 2004 Refinancing described in Note 7 to Consolidated Financial Statements, the Company issued PX Holding 215,274 shares of new Series D cumulative Pay-In-Kind Preferred Stock in exchange for, among other consideration, 159,644 shares of Series C Preferred Stock held by PX Holding Corporation, which constituted all of the outstanding Series C Preferred Stock.

       In July 2002, the Company purchased Las Palmas Productions, Inc. from M&F Worldwide by issuing a $6.7 million note payable (see Note 2 to the Notes to Consolidated Financial Statements).

       In 2002 and 2003, adjustments were recorded to goodwill and deferred tax liabilities relating to differences in the book and tax basis of assets not recorded at the time of the M&F Purchase. These adjustments resulted in an increase in goodwill of $7.6 million and an increase in deferred tax liabilities of $7.2 million at December 31, 2003.


       In 2002, M&F Worldwide contributed net operating loss carryforwards amounting to $6.5 million (See Note 6 to the Notes to the Consolidated Financial Statements). Such amounts were reduced by $1.6 million in 2003.


       SUPPLEMENTAL NON-CASH INFORMATION

       The following sets forth the changes in assets and liabilities resulting INCREASE from the (DECREASE) purchase price allocation in connection with the M&F Purchase in 2001 (see Note 2):

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

                             See accompanying notes

                                 PANAVISION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


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

As also described in Note 2, on April 19, 2001, M&F Worldwide Corp. ("M&F Worldwide") purchased from PX Holding Corporation ("PX Holding"), a wholly owned subsidiary of Mafco Holdings, all 7,320,225 shares (the "Purchased Shares") of the Company's Common Stock held by PX Holding (the "M&F Purchase"). The Purchased Shares constituted approximately 83.5% of the Company's then outstanding Common Stock. The aggregate consideration for the Purchased Shares consisted of (a) 1,500,000 shares of M&F Worldwide common stock; (b) 6,182,153 shares of M&F Worldwide preferred stock; and (c) $80.0 million in cash. As a result of the purchase, Mafco Holdings increased its indirect interest in M&F Worldwide to a majority position.

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

During 2001, certain stockholders of M&F Worldwide brought lawsuits against M&F Worldwide and its directors challenging the M&F Purchase as an alleged breach of fiduciary duty and sought, among other things, rescission of the M&F Purchase transaction. One of the stockholders dismissed his lawsuit pursuant to a settlement.

                                 PANAVISION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On December 3, 2002, the remaining parties to the litigation consummated a Stipulation of Settlement (the "M&F Settlement") whereby Mafco Holdings acquired
(1) through PX Holding, the shares of the Company's Common Stock that M&F Worldwide had purchased in April 2001, (2) the shares of the Company's Series A Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock") that M&F Worldwide acquired in December of 2001, (3) the 9 5/8% Senior Subordinated Discount Notes due 2006 (the "Existing Notes") that a subsidiary of M&F Worldwide acquired in November of 2001, and (4) the note in the amount of $6.7 million (the "Las Palmas Note") that the Company issued to M&F Worldwide on its acquisition of the shares of Las Palmas Productions, Inc. ("Las Palmas") (see Note 14). In addition, all agreements to which M&F Worldwide entered into in connection with the M&F Purchase and the December 2001 issuance of the Series A Preferred Stock were terminated.


Thus, after the consummation of the M&F Settlement, the Company ceased being a subsidiary of M&F Worldwide. Mafco Holdings, after giving effect to the M&F Settlement, indirectly controlled 85.7% of the voting shares of the Company. The M&F Settlement did not have a significant impact on the recorded values of the Company's assets or liabilities since the transaction was between parties under common control.

On May 30, 2003, the Company purchased an additional 1/3 interest in PANY Rental Inc. ("PANY Rental") for a combined purchase price of approximately $0.6 million including transaction costs. This purchase increased the Company's ownership interest from a 1/3 interest to a 2/3 interest. As a result of this increased ownership interest, the Company consolidated the financial position and results of operation of PANY Rental in the accompanying consolidated financial statements, the effects of which were immaterial.

PANY Rental holds an exclusive license to rent the Company's camera systems in the New York market and a license to use the Panavision trademark in connection with the rental of camera systems and related equipment to customers.

In addition, on May 30, 2003, PX Holding Corporation, the holder of approximately 83.5% of the Company's voting stock, purchased the remaining 1/3 interest in PANY Rental for a purchase price of $0.7 million and purchased a promissory note payable by PANY Rental with a principal amount plus accrued interest of approximately $0.7 million.


The consolidated financial statements include the accounts of Panavision and its majority-owned subsidiaries. All significant intercompany amounts and transactions have been eliminated.

Certain amounts in previously issued financial statements have been reclassified to conform to the 2003 presentation.

                                 PANAVISION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


TRANSLATION OF FOREIGN CURRENCIES

The functional currency for the Company's foreign subsidiaries is the local currency. All assets and liabilities denominated in foreign functional currencies are translated into U.S. dollars at rates of exchange in effect at the balance sheet date. Statement of operations items are translated at the average rate of exchange prevailing during the period. Translation gains and losses are recorded as a component of accumulated other comprehensive loss in the accompanying statements of stockholders' equity and comprehensive loss. Gains and losses resulting from transactions in other than functional currencies are reflected in operating results.

CASH EQUIVALENTS
The Company considers all highly liquid debt instruments purchased with original maturity dates of three months or less and investments in money market funds to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair value.

INVENTORIES
Inventories are valued at the lower of cost or market value and are determined principally under the first-in, first-out method. Inventories are reviewed for excess and obsolescence based upon demand forecasts within a specific time horizon and reserves are established accordingly.

PROPERTY, PLANT AND EQUIPMENT
With the exception of rental assets, which were adjusted in connection with the M&F Purchase, property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Additions, improvements and replacements that extend asset life are capitalized.

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

Depreciation is provided principally over the following useful lives:


      Buildings and improvements                  10-30 years
      Rental assets                                3-20 years
      Machinery and equipment                      3-10 years
      Furniture and fixtures                       5-10 years


Depreciation expense amounted to $40.9 million, $39.0 million, $10.2 million and $25.0 million for 2003, 2002, the Pre-M&F Purchase period and the Post-M&F Purchase Period, respectively.

                                 PANAVISION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


GOODWILL AND INTANGIBLE ASSETS
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. Under the rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their estimated useful lives.

The Company adopted SFAS 141 and SFAS 142 as of January 1, 2002. Amortization of goodwill was discontinued as of January 1, 2002. In addition, the Company's tradename was determined to have an indefinite useful life and, therefore, amortization of this asset was discontinued as of January 1, 2002.


The Company performed an impairment test relating to its goodwill and tradename as of January 1, 2002, December 31, 2002 and December 31, 2003, and found that the fair values of its goodwill and its tradename are in excess of carrying value.


A reconciliation of reported net loss to net loss adjusted to reflect the impact of the discontinuance of amortization of goodwill and tradename for the Pre-and Post-M&F Purchase Periods is as follows (in thousands, except per share data):


                                                         PRE-M&F PURCHASE   POST M&F PURCHASE
                                                       -----------------------------------------
                                                           PERIOD FROM         PERIOD FROM
                                                           JANUARY 1 TO        APRIL 20 TO
                                                            APRIL 19,          DECEMBER 31,
                                                               2001                2001
                                                       -----------------------------------------
     Reported net loss                                    $      (488)         $    (13,525)
     Add back: Goodwill and tradename amortization                103                 9,074
                                                          -----------          ------------
     Adjusted net loss                                    $      (385)         $     (4,451)
                                                          ============         =============
     Adjusted loss per share                              $     (0.04)         $      (0.51)
                                                          ============         =============


Goodwill recognized in business combinations accounted for as purchases was amortized through December 31, 2001, on a straight-line basis over periods ranging from 4 to 30 years. As of December 31, 2003 and 2002, goodwill was $264.6 and $268.3 million, net of accumulated amortization of $9.1 million for both years, respectively. Goodwill amortization expense amounted to $0.3 million and $6.2 million for the Pre-M&F Purchase period and the Post-M&F Purchase period, respectively. Goodwill is principally related to the M&F Purchase (see
Note 2).


Patents are being amortized on a straight-line basis over their estimated useful lives ranging from 5 to 12 years. Amortization expense amounted to $0.4 million, $0.4 million, $0.2 million and $3.6 million for 2003, 2002, 2001 Pre-M&F Purchase period, and the Post-M&F Purchase period, respectively. Accumulated amortization was $4.4 million and $4.0 million at December 31, 2003 and 2002, respectively.

                                 PANAVISION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


ACCOUNTING FOR LONG-LIVED ASSETS

The Company assesses on an ongoing basis the recoverability of long-lived tangible and intangible assets based on estimates of future undiscounted cash flows compared to net book value. If the future undiscounted cash flow estimates were less than net book value, net book value would then be reduced to estimated fair value, which generally approximates discounted cash flows. The Company also evaluates the amortization periods of assets to determine whether events or circumstances warrant revised estimates of useful lives. In August 2001, the FASB issued Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, but retains the fundamental provisions relating to recognition and measurement of impairment of long-lived assets. The adoption of SFAS 144 did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

INCOME TAXES

Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109") (see Note 6). Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. As of December 31, 2003, the Company has provided deferred income taxes, including withholding taxes, on undistributed earnings from Canada totaling approximately $5.6 million. Additionally, the Company has provided deferred withholding taxes on future distributions from New Zealand. All other foreign earnings are permanently reinvested.

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

REVENUE RECOGNITION

Rental revenue is recognized over the related equipment rental period. Sales revenue is recognized upon shipment. Returns and allowances, which have not been significant, are provided for in the period of sale. Revenue from digital laboratory services is recognized at the time such services have been rendered.

ADVERTISING COSTS

For the years ended December 31, 2003 and 2002, the Pre-M&F Purchase Period, and Post-M&F Purchase Period, advertising costs amounted to $1.9 million, $1.6 million, $0.4 million and $1.1 million, respectively, and

                                 PANAVISION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Advertising costs are expensed as incurred.

FREIGHT COSTS


For the years ended December 31, 2003 and 2002, the Pre-M&F Purchase Period, and Post-M&F Purchase Period, freight costs amounted to $1.5 million, $1.8 million, $0.5 million, and $1.2 million, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.


COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss are as follows (in thousands):

                                                                                   YEAR ENDED DECEMBER 31, 2001
                                                                         -----------------------------------------------
                                                                             PRE-M&F PURCHASE      POST-M&F PURCHASE
                                                                         ----------------------   ----------------------
                                                                              PERIOD FROM            PERIOD FROM
                                          YEAR ENDED        YEAR ENDED        JANUARY 1 TO           APRIL 20 TO
                                         DECEMBER 31,      DECEMBER 31,        APRIL 19,             DECEMBER 31,
                                             2003              2002               2001                   2001
                                        ----------------  -------------- ----------------------   ----------------------
Net loss                                   $  (17,756)       $(11,079)      $        (488)            $ (13,525)

Foreign currency translation adjustment        10,644           5,494              (3,049)                  276
                                        ----------------  --------------    ---------------           ----------
Total comprehensive loss                   $   (7,112)       $ (5,585)      $      (3,537)            $ (13,249)
                                        ===============   ==============    ===============           ==========


ACCOUNTING FOR DERIVATIVE INSTRUMENTS
In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments.

The Company adopted SFAS 133 on January 1, 2001, and is required to adjust hedging instruments to fair value in its balance sheet and recognize the offsetting gains or losses as adjustments to net loss or other comprehensive loss, as appropriate. The adoption of SFAS 133 did not have a material impact on the Company's financial position or results of operations.

                                 PANAVISION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share data):

                                                                                     YEAR ENDED DECEMBER 31, 2001
                                                                                -------------------------------------
                                                                                  PRE-M&F PURCHASE POST-M&F PURCHASE
                                                                                -------------------------------------
                                                                                  PERIOD FROM         PERIOD FROM
                                             YEAR ENDED        YEAR ENDED         JANUARY 1 TO        APRIL 20 TO
                                             DECEMBER 31,     DECEMBER 31,         APRIL 19,          DECEMBER 31,
                                                 2003             2002                2001                2001
                                          ------------------------------------  ----------------    -----------------
Numerator:
     Net loss                                $     (17,756)   $   (11,079)          $    (488)        $   (13,525)
     Accreted dividends on Redeemable
       Series B Preferred Stock                     (1,319)        (2,857)
     Series C Preferred Stock dividends
       in arrears                                  (12,466)             -                   -                   -
                                             --------------   ------------          ----------       -------------
     Numerator for basic and diluted loss
       per share - net loss attributable to
       Common stockholders                   $     (31,541)   $   (13,936)          $    (488)        $   (13,525)
                                             ==============   ============          ==========       =============

Denominator:
     Denominator for basic loss per share-
       weighted average shares                       8,770          8,770               8,770               8,770
     Effect of dilutive securities -
       stock options and warrants                        -              -                   -                   -
                                             --------------   ------------          ----------       -------------
     Denominator for diluted loss per
       share - adjusted weighted average
       shares                                        8,770          8,770               8,770               8,770
                                             ==============   ============          ==========       =============
Basic loss per share                         $       (3.60)   $     (1.59)          $   (0.06)        $     (1.54)
                                             ==============   ============          ==========       =============
Diluted loss per share                       $       (3.60)   $     (1.59)          $   (0.06)        $     (1.54)
                                             ==============   ============          ==========       =============

                                 PANAVISION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Outstanding stock options and warrants to purchase 642,000 and 714,300 shares of common stock, respectively, at December 31, 2003 were excluded from the calculation of diluted loss per share as their effect would have been antidilutive. Outstanding stock options and warrants to purchase 992,000 and 714,300 shares of common stock, respectively, at December 31, 2002, and for each of the Pre-M&F Purchase Period and the Post-M&F Purchase Period, were excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

STOCK-BASED BENEFITS

The Company follows the provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options , determined using the Black-Scholes option pricing model, or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. Through the year ended December 31, 2003, the Company has elected to continue to apply APB 25 in accounting for its stock option grants.

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

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), which amends SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company has complied with the disclosure requirements of SFAS 148 and has elected not to adopt the fair value based method of accounting for stock-based employee compensation.

                                 PANAVISION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provision of FASB No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share data):


                                                                     PRE-M&F PURCHASE POST-M&F PURCHASE
                                                                     -----------------------------------
                                                                        PERIOD FROM      PERIOD FROM
                                      YEAR ENDED      YEAR ENDED       JANUARY 1 TO      APRIL 20 TO
                                     DECEMBER 31,    DECEMBER 31,        APRIL 19,      DECEMBER 31,
                                         2003            2002              2001              2001
                                   --------------------------------- -----------------------------------
Net loss as reported                  $    (17,756)   $    (11,079)     $      (488)      $    (13,525)

Add: stock-based employee
   compensation expense included
   in reported net loss                          -               -                -                   -

Deduct: total stock-based employee
   compensation expense determined
   under fair value method of all
   awards                                        -             (15)             (59)               (62)
                                      -------------   -------------     -------------     -------------
Pro forma net loss                    $    (17,756)   $    (11,094)     $      (547)      $    (13,587)
                                      =============   =============     =============     =============
Pro forma net loss  attributable to
   common stockholders                $    (31,541)   $    (13,951)     $      (547)      $    (13,587)
                                      =============   =============     =============     =============
Shares used in  computation - basic
   and diluted                               8,770           8,770            8,770              8,770
                                      =============   =============     =============     =============
Loss per share:
   Basic and diluted net loss per
     share - as reported              $      (3.60)   $      (1.59)     $     (0.06)      $      (1.54)
   Basic and diluted net loss per
     share - pro forma                $      (3.60)   $      (1.59)     $     (0.06)      $      (1.55)


INVESTMENTS

Investments of approximately $5.0 million and $5.1 million at December 31, 2003 and 2002, respectively, accounted for under the equity method, are included in other assets in the accompanying consolidated balance sheets. The Company's share of earnings (losses) of its equity investees of approximately $137,000, ($83,000) and $256,000 in 2003, 2002 and 2001, respectively, is included in other, net in the accompanying consolidated statements of operations.

                                 PANAVISION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued Statement of Financial Accounting Standard No 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 was effective for exit or disposal activity that are initiated after December 31, 2002 and did not have a material impact on the Company's financial statements.

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


In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 were originally effective as of the beginning of the three months ended September 30, 2003, however, the FASB subsequently delayed the effective date of this provision until the first interim or annual period ending after December 15, 2003 for entities that have interests in structures that are commonly referred to as special-purpose entities and for periods ending after March 15, 2004 for all other types of variable interest entities. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003.

                                 PANAVISION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company is currently performing a review of its relationships with its network of agents, its investment in DHD Ventures, LLC ("DHD") and Panavision Imaging, LLC, a subsidiary of PX Holding Corporation to determine whether the agents, DHD, or Panavision Imaging, LLC qualify as VIEs and then whether the Company is the primary beneficiary of any of the entities. The Company is also reviewing its accounting for EFILM LLC in light of FIN 46. The review has not identified any VIE that would require consolidation as of the year ended December 31, 2003. The Company expects to complete the review prior to the issuance of its unaudited financial statements as of March 31, 2004. Provided that the Company is not the primary beneficiary, the Company is not exposed to losses related to any of the agent entities. Should the Company be determined to be the primary beneficiary of DHD, the maximum exposure to losses is generally limited to the carrying amount of the investment in the entity.

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

2.  TRANSACTIONS WITH M&F WORLDWIDE CORP.

On April 19, 2001, M&F Worldwide purchased from PX Holding all 7,320,225 shares (the "Purchased Shares") of the Company's Common Stock held by PX Holding (the "M&F Purchase"). The Purchased Shares constituted approximately 83.5% of the Company's then outstanding Common Stock. The aggregate consideration for the Purchased Shares consisted of (a) 1,500,000 shares of M&F Worldwide common stock; (b) 6,182,153 shares of M&F Worldwide preferred stock; and (c) $80.0 million in cash. As a result of the purchase, Mafco Holdings increased its indirect interest in M&F Worldwide to a majority position.

The Company, PX Holding and M&F Worldwide entered into a letter agreement (the "Registration Rights Agreement Transfer Letter"), dated as of April 19, 2001, which confirmed that, upon acquisition of the Purchased Shares, M&F Worldwide or its designated affiliate, PVI Acquisition Corp., became a "Holder" under the Registration Rights Agreement dated as of June 5, 1998, between the Company and PX Holding (the "Registration Rights Agreement"), and that all Purchased Shares became "Registrable Securities" under such agreement. The Registration Rights Agreement Transfer Letter was terminated on December 3, 2002, in connection with the M&F Settlement.

                                 PANAVISION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


2.  TRANSACTIONS WITH M&F WORLDWIDE CORP. (CONTINUED)

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

In 2002 and 2003, adjustments were recorded to goodwill and deferred tax liabilities relating to differences in book and tax basis of assets not recorded at the time of the M&F purchase. These adjustments resulted in an increase in goodwill of $7.6 million and an increase in deferred tax liabilities of $7.2 million at December 31, 2003.

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

                                 PANAVISION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


2.  TRANSACTIONS WITH M&F WORLDWIDE CORP. (CONTINUED)

The Company and M&F Worldwide entered into a letter agreement (the "Registration Rights Agreement Amendment Letter"), dated as of December 21, 2001, pursuant to which the Company and M&F Worldwide agreed to amend the Registration Rights Agreement to, among other things, include the Series A Preferred Stock within the definition of "Registrable Securities."

During 2001, certain stockholders of M&F Worldwide brought lawsuits against M&F Worldwide and its directors challenging the M&F Purchase as an alleged breach of fiduciary duty and sought, among other things, rescission of the M&F Purchase transaction. One of the stockholders dismissed his lawsuit pursuant to a settlement. On December 3, 2002, the remaining parties to the litigation consummated a Stipulation of Settlement (the "M&F Settlement") whereby Mafco Holdings acquired, through PX Holding, (1) the shares of the Company's Common Stock that M&F Worldwide had purchased in April 2001, (2) 1,381,690 shares of the Company's Series A Preferred Stock that M&F Worldwide acquired in December of 2001, (3) $11.4 million principal amount of Existing Notes that a subsidiary of M&F Worldwide acquired in November of 2001, and (4) the Las Palmas Note in the amount of $6.7 million that the Company issued to M&F Worldwide on its acquisition of the shares of Las Palmas (see Note 14 of the Notes to Consolidated Financial Statements). In addition, all agreements to which M&F Worldwide entered into in connection with the M&F Purchase and the December 2001 issuance of the Series A Preferred Stock were terminated.

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

3.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                                                        DECEMBER 31,
                                                               -------------------------------
                                                                    2003            2002
                                                               --------------- ---------------
         Buildings and improvements                              $    17,193     $    16,686
         Rental assets                                               305,812         257,743
         Machinery and equipment                                      21,128          17,716
         Furniture and fixtures                                        5,677           3,656
         Other                                                         2,872           2,027
                                                               --------------- ---------------
                                                                     352,682         297,828
         Less: accumulated depreciation and amortization             131,978          71,251
                                                               --------------- ---------------
                                                                  $  220,704      $  226,577
                                                               =============== ===============

As a result of the push down of the purchase price relating to the M&F Purchase, accumulated depreciation and amortization relating to the 83.5% of assets that were sold in the M&F transaction was reset to zero in 2001. Accordingly, in 2001, approximately $211.0 million of accumulated depreciation and amortization was netted against gross property, plant and equipment balances. In addition, the fair market value of rental assets was

                                 PANAVISION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

3.  PROPERTY, PLANT AND EQUIPMENT (CONTINUED)


determined to be approximately $40.8 million greater than carrying value; accordingly, the gross rental assets balance was increased by $40.8 million.

       During 2003 and 2002, the Company recorded approximately $77,000 and $90,000 of capitalized interest costs, respectively.

4.  INVENTORIES

Inventories consist of the following (in thousands):

                                                                                  DECEMBER 31,
                                                                         -------------------------------
                                                                              2003            2002
                                                                         --------------- ---------------
         Finished goods                                                    $     2,601     $     2,209
         Work-in-process                                                           302             283
         Component parts                                                         2,048           1,391
         Spare parts and supplies                                                1,539           1,792
         Goods purchased for resale                                              5,441           4,742
                                                                         --------------- ---------------
                                                                           $    11,931     $    10,417
                                                                         =============== ===============

5.  ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

                                                                                   DECEMBER 31,
                                                                         ---------------------------------
                                                                               2003             2002
                                                                         ----------------- ---------------
         Interest payable                                                  $     5,029       $     8,637
         Professional fees                                                       3,092             1,985
         Taxes other than income taxes                                           1,738             1,661
         Payroll and related costs                                               7,137             5,359
         Rent                                                                    3,163             3,350
         Insurance                                                                 400             1,256
         Severance, current portion                                              1,717                 -
         Other liabilities                                                       6,679             6,203
                                                                         ----------------- ---------------
                                                                           $    28,955       $    28,451
                                                                         ================= ===============


6.  INCOME TAXES

Under applicable Internal Revenue Service regulations, the Company may not join in filing a consolidated federal income tax return with either Mafco Holdings or the Company's subsidiaries until May 2006 without consent from the Internal Revenue Service. Accordingly, for the period from the effective date of the M&F

                                 PANAVISION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

6.  INCOME TAXES (CONTINUED)


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

Although the Company had taxable income on a consolidated basis for the tax years ending December 3, 2002 and December 31, 2001, current operating losses and net operating loss carryforwards of M&F Worldwide were used to offset this income before the Company's net operating loss carryforwards were utilized due to the

                                 PANAVISION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


6.  INCOME TAXES (CONTINUED)

ordering rules set forth in the Internal Revenue Code. Consequently, upon leaving the M&F Worldwide consolidated group on December 3, 2002, the Company took approximately $60.1 million of net operating loss carryforwards, of which $15.1 million relates to net operating loss carryforwards that otherwise would have been used prior to December 3, 2002 but for the ordering rules. The Company has accounted for these additional net operating loss carryovers as a contribution to capital by M&F Worldwide.


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

The (provision) benefit for income taxes includes the following (in thousands):

                                                                            PRE-M&F PURCHASE POST-M&F PURCHASE
                                                                           -------------------------------------
                                                                              PERIOD FROM       PERIOD FROM
                                         YEAR ENDED        YEAR ENDED         JANUARY 1 TO      APRIL 20 TO
                                        DECEMBER 31,      DECEMBER 31,         APRIL 19,        DECEMBER 31,
                                            2003              2002                2001              2001
                                      ------------------------------------ -------------------------------------
Current (provision) benefit:
   Federal                               $          -     $          -        $        (25)      $        (645)
   State                                            -             (205)                  -                (200)
   Foreign                                     (1,447)          (3,019)               (986)             (2,714)
                                         -------------    -------------       -------------      --------------
Total current provision                        (1,447)          (3,224)             (1,011)             (3,559)
                                         -------------    -------------       -------------      --------------

Deferred (provision) benefit:
   Federal                                      7,490            5,916                   -               9,896
   State                                          371            1,453                   -                 174
   Foreign                                          -                -                   -                   -
                                         ------------     ------------        ------------       -------------
Total deferred (provision) benefit              7,861            7,369                   -              10,070
                                         ------------     ------------        ------------       -------------
                                         $     6,414      $      4,145        $     (1,011)      $       6,511
                                         ============     ============        ============       =============

For financial statement purposes, loss before income taxes includes the following components (in thousands):

                                                                            PRE-M&F PURCHASE  POST-M&F PURCHASE
                                                                           --------------------------------------
                                                                               PERIOD FROM       PERIOD FROM
                                         YEAR ENDED        YEAR ENDED         JANUARY 1 TO       APRIL 20 TO
                                        DECEMBER 31,      DECEMBER 31,          APRIL 19,        DECEMBER 31,
                                            2003              2002                2001               2001
                                      ------------------------------------ --------------------------------------
Income (loss) before income taxes:
   Domestic                              $    (21,423)    $    (16,532)       $        (22)       $     (21,610)
   Foreign                                     (2,747)           1,308                 545                1,574
                                         -------------    -------------       -------------       -------------
                                         $   (24,170)     $    (15,224)       $        523        $    (20,036)
                                         =============    =============       =============       =============

                                 PANAVISION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


6.  INCOME TAXES (CONTINUED)

The difference between the income tax (provision) benefit and the amount computed by applying the Federal statutory rate (35%) to loss before income taxes is explained below (in thousands):


                                                                            PRE-M&F PURCHASE  POST-M&F PURCHASE
                                                                           --------------------------------------
                                                                              PERIOD FROM        PERIOD FROM
                                         YEAR ENDED        YEAR ENDED         JANUARY 1 TO       APRIL 20 TO
                                        DECEMBER 31,      DECEMBER 31,         APRIL 19,        DECEMBER 31,
                                            2003              2002                2001               2001
                                      ------------------------------------ --------------------------------------
Tax at federal statutory rate            $       8,460    $       5,328       $       (183)      $       7,013
State income tax benefit (provision)               371            1,248                  -                 (26)
Decrease/(increase) in valuation
  allowance                                       (474)             441                  -               3,762
Change in tax credits                              449           (4,343)                 -                   -
Recognition of foreign net loss
  carryforwards                                      -            6,159                  -                   -
Non-deductible items                               (77)             (53)               (19)             (2,753)
Foreign income taxed at varying rates
  including foreign losses for which
  no benefit was received                       (3,038)          (2,561)              (789)             (2,169)
Other, net                                         723           (2,074)               (20)                684
                                         ---------------  ---------------     ---------------    -------------
                                         $       6,414    $       4,145       $     (1,011)      $       6,511
                                         ===============  ===============     ===============    =============

                                 PANAVISION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


6.  INCOME TAXES (CONTINUED)

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows (in thousands):

                                                                                  DECEMBER 31,
                                                                         --------------------------------
                                                                              2003             2002
                                                                         ---------------  ---------------
      Deferred tax assets:
         Debt original issue discount                                      $       403      $    22,630
         Domestic net operating loss carryforwards                              26,054           21,907
         Foreign net operating loss carryforwards                                6,573            6,159
         Tax credit carryforwards (primarily alternative
           minimum tax credits                                                  10,973           10,298
         Expense accruals                                                        1,440            3,174
         State income taxes and other                                            3,845            2,473
                                                                         ---------------  ---------------
      Total deferred tax assets                                                 49,288           66,641
      Valuation allowance                                                       (7,333)          (6,859)
                                                                         ---------------  ---------------
      Net deferred tax assets                                                   41,955           59,782

      Deferred tax liabilities:
         Fixed assets                                                          (41,083)         (52,794)
         Unremitted foreign earnings                                            (2,731)          (2,666)
         Intangibles                                                           (28,201)         (29,688)
                                                                         ---------------  ---------------
      Total deferred tax liabilities                                           (72,015)         (85,148)
                                                                         ---------------  ---------------
      Net deferred tax liabilities                                             (30,060)         (25,366)
                                                                         ===============  ===============

      Balance Sheet Classifications:
       Non-current deferred tax liability                                  $   (30,060)      $  (25,366)
                                                                         ---------------  ---------------
                                                                           $   (30,060)      $  (25,366)
                                                                         ===============  ===============

SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the uncertainty regarding the Company's ability to utilize certain tax credits in the future, the Company has provided a partial valuation allowance against its net domestic deferred tax assets.

After the effect of the deconsolidation, as of December 31, 2003, the Company has federal and state net operating loss carryforwards of approximately $73.2 million and $7.5 million, respectively. The net operating loss carryforwards will expire at various dates beginning in 2006 through 2023, if not utilized.

                                 PANAVISION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


6.  INCOME TAXES (CONTINUED)

At December 31, 2003, the Company also had federal alternative minimum tax credit carryforwards of approximately $5.6 million, which may be used indefinitely, and research and development credit carryforwards of $0.8 million, which will expire from 2006 through 2021, if not utilized.

At December 31, 2003, the Company also had California alternative minimum tax credit carryforwards and California research and development credit carryforwards totaling approximately $2.1 million, both of which may be carried forward indefinitely.


At December 31, 2003, the Company had U.K. net operating loss carryforwards totaling approximately $27.7 million that may be carried forward indefinitely. A full valuation allowance has been provided against this asset.



7.  LONG-TERM DEBT

Long-term debt, including current maturities, consists of the following (in thousands):


                                                                             DECEMBER 31,
                                                            -----------------------------------------------
                                                                    2003                     2002
                                                            ---------------------   -----------------------
          Existing Credit Agreement:
              Revolving Facility                                 $   99,200              $   99,200
              Term Facility                                         151,792                 174,608
          9-5/8% Senior Subordinated Discount Notes Due 2006         65,353                 157,632
          Notes payable to affiliate                                 21,402                   7,039
          Other                                                       1,927                       -
                                                                 -------------           ----------

                                                                    339,674                 438,479
          Less: Current maturities                                    5,885                  22,815
                                                                 -------------           ----------
          Total Long Term Debt                                   $  333,789              $  415,664
                                                                 =============           ==========

As of December 31, 2003, the Company had lines of credit totaling approximately $20.0 million, under which $13.0 million was drawn. In connection with the January 2004 Refinancing described below, one $10.0 million line of credit, which was fully drawn, was converted into Series D Preferred Stock, and the other $10.0 million line of credit, of which $3.0 million was drawn, was increased to $20.0 million.

The Existing Notes were issued at a discount representing a yield to maturity of 9-5/8%. There were no periodic or interest payments through February 1, 2002. Thereafter, they bear interest at a rate of 9-5/8% per annum, payable semi-annually on February 1 and August 1 of each year, commencing August 1, 2002.

                                 PANAVISION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


7.   LONG-TERM DEBT (CONTINUED)


On June 4, 1998, the Company entered into a Credit Agreement with a syndicate of lenders (as subsequently amended on September 30, 1998, June 30, 1999, March 15, 2002, June 14, 2002, September 30, 2002, March 25, 2003 and November 12, 2003,
the "Existing Credit Agreement"). As described below, the Existing Credit Agreement was later replaced with the Amended and Restated Credit Agreement pursuant to the January 2004 Refinancing. The Existing Credit Agreement was comprised of two facilities, the Term Facility and the Revolving Facility. As of December 31, 2003, amounts outstanding under the Existing Credit Agreement were $151.8 million and $99.2 million for the Term Facility and Revolving Facility, respectively. The Term Facility had two tranches: the Tranche A Term Facility was a 6-year facility in an aggregate principal amount of $90.0 million and the Tranche B Term Facility was a 7-year facility in an aggregate principal amount of $150.0 million. The Revolving Facility was a 6-year facility in an aggregate principal amount of $100.0 million.

The Company's obligations under the Existing Credit Agreement were secured by substantially all of the Company's assets. The Existing Credit Agreement required that the Company meet certain financial tests and contained other restrictive covenants including limitations on indebtedness, leverage ratio levels, interest coverage ratio levels and restrictions on the ability of the Company to declare or pay dividends to its stockholders.

On March 15, 2002, the Company amended its Existing Credit Agreement to, among other things, revise certain of the financial tests and required ratios that the Company was required to maintain through December 31, 2002 (the "March 2002 Amendment"). As required by the March 2002 Amendment, on June 28, 2002, the Company acquired from Mafco Holdings $37.7 million principal amount of Existing Notes, which had approximately $1.5 million of accrued interest, and $10.0 million cash. In exchange, the Company issued to Mafco Holdings 49,199 shares of Series B Preferred Stock, which it contributed to the capital of PX Holding.

On April 1, 2002, the Company entered into an agreement with certain holders of its Existing Notes that gave the Company the option to acquire from these holders Existing Notes with a face value of $78.4 million at a price of $650 per $1,000 of principal amount. On June 28, 2002, Mafco Holdings assumed this option from the Company and subsequently exercised the option on July 3, 2002.

On June 14, 2002, the Company amended its Existing Credit Agreement to, among other things, allow the Company to (1) acquire 100% of the outstanding shares of Las Palmas from M&F Worldwide in exchange for the Las Palmas Note, (2) contribute the assets of Las Palmas and certain other assets owned by the Company to the newly-formed EFILM, LLC in exchange for 80% of its membership interests, and (3) allow Deluxe to purchase 20% of the EFILM, LLC membership interests for $5.2 million. In addition, certain covenants were amended.

Effective September 30, 2002, the Company amended the Existing Credit Agreement to, among other things, reduce the minimum EBITDA the Company was required to achieve for the four fiscal quarters ending September 30, 2002 (the "September 2002 Amendment"). This provision of the September Amendment expired on March 28, 2003. As required by the September 2002 Amendment, on January 31, 2003, an affiliate of Mafco Holdings made a cash equity contribution to the Company in the amount of the interest due February 1, 2003 on

                                 PANAVISION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


7. LONG-TERM DEBT (CONTINUED)

the Existing Notes held by affiliates of the Company on that date in exchange for 4,372 shares of the Company's Series B Preferred Stock.

On February 3, 2003, MacAndrews & Forbes Holdings Inc. ("MacAndrews & Forbes") agreed to provide the Company a revolving line of credit in the amount of $4.0 million, at the same rate as provided for in the revolving facility pursuant to the Existing Credit Agreement (as amended, the "MacAndrews Line"). As described below, amounts outstanding under the MacAndrews Line were retired in exchange for shares of Series D Preferred Stock as part of the January 2004 Refinancing.

On March 27, 2003, the Company amended its Existing Credit Agreement to, among other things, decrease minimum EBITDA for the four fiscal quarters ended December 31, 2002, specify the minimum EBITDA, decrease the minimum interest coverage ratio and increase the maximum leverage ratio required for the four fiscal quarters ending on each of March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003 (the "March 2003 Amendment"). Absent this amendment, the Company would not have been in compliance with certain financial covenants under the Existing Credit Agreement for the four fiscal quarters ended December 31, 2002. Under the March 2003 Amendment, certain lenders also agreed to defer $20.0 million of amortization payments otherwise due in 2003 to March 31, 2004.

In connection with the March 2003 Amendment, Mafco Holdings contributed $90.9 million principal amount of Existing Notes (on which there was approximately $1.4 million of accrued and unpaid interest) and $10.0 million in cash to the Company in exchange for 102,220 shares of Series C Cumulative Pay-in-Kind Preferred Stock, par value $0.01 per share, of the Company (the "Series C Preferred Stock"), which Mafco Holdings contributed to the capital of PX Holding, and PX Holding contributed to the Company 53,571 shares of Series B Preferred Stock in exchange for 57,424 shares of Series C Preferred Stock. MacAndrews & Forbes also agreed to extend the MacAndrews Line until March 31, 2004.

On August 13, 2003, MacAndrews & Forbes agreed to amend the terms of the MacAndrews Line to increase the amount available for borrowings thereunder from $4.0 million to $10.0 million and to extend the maturity date of the MacAndrews Line to August 31, 2006. As of December 31, 2003, the Company had drawn $10.0 million under the MacAndrews Line.

In August 2003, the Company postponed an offering of secured notes it had previously announced due to unfavorable pricing terms resulting from deteriorating market conditions. Concurrently, the Company also deferred its plans to replace its Existing Credit Agreement with a new credit agreement.

Effective November 12, 2003, the Company amended the Existing Credit Agreement to, among other things, decrease minimum EBITDA required for the four fiscal quarters ending September 30, 2003 and the four fiscal quarters ending December 31, 2003 (the "November 2003 Amendment"). In the absence of this amendment, the Company would not have been in compliance with certain financial covenants under the Existing Credit Agreement for the four fiscal quarters ending September 30, 2003 and likely would not have been in compliance with financial covenants for the four fiscal quarters ending December 31, 2003, due to, among other factors,

                                 PANAVISION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


7.  LONG-TERM DEBT (CONTINUED)

costs associated with the abandoned offering of secured notes and lower than expected feature film and commercial television production.

In connection with the November 2003 Amendment, on November 12, 2003, MacAndrews & Forbes agreed to provide an additional revolving line of credit (the "Second MacAndrews Line") in the amount of $10.0 million at a rate equal to 50 basis points above the rate provided for in the revolving facility pursuant to the Existing Credit Agreement and a maturity of April 15, 2004.

On January 16, 2004, the Company consummated a series of transactions to refinance its indebtedness under the Existing Credit Agreement (the "January 2004 Refinancing"). As part of the January 2004 Refinancing, the Company sold, in a private placement, $104.2 million of senior secured notes (the "Senior Notes") bearing an interest rate of 12.50%, payable quarterly, with a maturity date of January 16, 2009. These Senior Notes were sold at an original issue discount of approximately 4% for an aggregate purchase price of $100.0 million. The Senior Notes are secured by a second-priority lien on substantially all of the Company's assets. The indenture pursuant to which the Senior Notes were issued (the "2004 Indenture") requires that, among other provisions, the Company achieve certain EBITDA levels and abide by certain other restrictive covenants, including limitations on indebtedness, liens, disposition of assets, and certain restricted payments including dividends to stockholders. Upon certain events of default under the 2004 Indenture, the Senior Notes will bear interest at 2.5% above the rate otherwise applicable.

Also as part of the January 2004 Refinancing, the Company issued to PX Holding 215,274 shares of new Series D Cumulative Pay-In-Kind Preferred Stock in exchange for (a) 159,644 shares of Series C Preferred Stock held by PX Holding (together with approximately $13.2 million of dividends in arrears thereon); (b) $23.0 million in cash; (c) the retirement of all principal and interest owed as of January 16, 2004 under the MacAndrews Line; (d) 33.3 shares of common stock of PANY Rental, having a fair market value of $0.7 million (such that, as of January 16, 2004, the Company owned 100% of the outstanding shares of PANY Rental); (e) the retirement of all amounts (consisting of $630,780 in principal and $82,913 in accrued and unpaid interest) owed by PANY Rental to PX Holding pursuant to a certain promissory note held by PX Holding; and (f) the retirement of all amounts (consisting of $7.8 million in principal and unpaid interest) owed to Mafco Holdings under the Las Palmas Note. The Series D Preferred Stock is non-voting, has a liquidation preference of $1,000 per share plus accrued and unpaid dividends, and entitles the holder to cumulative dividends at a rate of 10% per annum regardless of whether declared or earned. Additionally, the Series D Preferred Stock is subject to redemption in certain circumstances upon a change of control. The Company also issued to PX Holding 1,381,690 shares of new Series E Non-Cumulative Perpetual Participating Preferred Stock (the "Series E Preferred Stock") in exchange for 1,381,690 shares of Series A Preferred Stock. The Series E Preferred Stock is entitled to one vote per share, voting together with the Common Stock as a single class, has a liquidation preference of $1.00 per share plus accrued and unpaid dividends, and provides for non-cumulative cash dividends at an annual rate of $0.05 per share if declared by the Company. As a result of the January 2004 Refinancing transactions, all of the outstanding shares of Series A and Series C Preferred Stock were transferred to the Company. In addition, MacAndrews & Forbes increased the amount of the Second MacAndrews Line to $20.0 million and extended the maturity to April 16, 2009.

                                 PANAVISION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


7.   LONG-TERM DEBT (CONTINUED)

As another part of the January 2004 Refinancing, the Company used proceeds from the sale of the Senior Notes and the issuance of Series D Preferred Stock to reduce the indebtedness under the Existing Credit Agreement by $115.4 million, and replaced the Existing Credit Agreement with an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with the lenders under the Existing Credit Agreement. The Amended Credit Agreement provides for a single term loan facility in the principal amount of $135.6 million repayable in quarterly installments with a final maturity of January 12, 2007, except that the term facility shall be due on September 5, 2005 if any of the Existing Notes remain outstanding on that date. The term facility bears interest at either the ABR or Eurodollar Rate (as defined in the Amended Credit Agreement) plus a margin of 5.25% in the case of ABR loans or 6.25% in the case of Eurodollar Loans. The term facility under the Amended Credit Agreement is secured on substantially the same basis as indebtedness under the Existing Credit Agreement. In connection with the Amended Credit Agreement, the Company paid fees to lenders and professional advisors of approximately $3.5 million, including an original issue discount fee of approximately $2.0 million. Approximately $3.1 million of the fees paid will be expensed in 2004.

Under the Amended Credit Agreement, the Company is required to repay $5.0 million in principal in 2004, whereas under the Existing Credit Agreement the Company would have been required to make principal payments of approximately $221.1 million in 2004. In addition, the Amended Credit Agreement revised certain financial tests and other restrictive covenants set forth in the Existing Credit Agreement, including required EBITDA, as defined, limitations on indebtedness, and other provisions.

As a result of the refinancing, in accordance with Statement of Financial Accounting Standards No. 6, "Classification of Short-Term Obligations Expected to be Refinance" ("SFAS 6"), the Company has reclassified $246.0 million of the refinanced debt to long-term debt as of December 31, 2003.

                                 PANAVISION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


7.   LONG-TERM DEBT (CONTINUED)


The following sets forth the aggregate principal maturities of the Company's debt during the twelve-month periods ending December 31 giving pro forma effect as if the January 2004 Financing transaction had occurred on December 31, 2003 (in thousands):

                    2004                       $    5,885
                    2005                            8,369
                    2006                           73,026
                    2007                          115,600
                    2008 and thereafter           103,000
                                               ----------
                                               $  305,880
                                               ==========

Debt as of December 31, 2003 was $339.7 million. The difference of $33.8 million is due to the extinguishment of debt resulting from the January 2004 Refinancing. The amounts presented for 2005 do not reflect the impact of the term facility under the Amended Credit Agreement becoming due in September 2005 if any of the Existing Notes remain outstanding on that date.

8.  PREFERRED STOCK

As more fully described in Note 2, in December 2001 the Company issued 1,381,690 shares of Series A Preferred Stock. The Series A Preferred Stock was entitled to non-cumulative dividends at a rate of $0.05 per share per annum payable, if declared, quarterly on each March 31, June 30, September 30 and December 31. In addition, the Series A Preferred Stock had also participated pro rata on a share-for-share basis with the common stock, par value $0.01 per share, of the Company ("Common Stock") with respect to any dividends declared or paid on the Common Stock. The Company's Existing Credit Agreement restricted the payment of dividends.

As discussed in Note 7, on June 28, 2002, the Company issued 49,199 shares of Series B Preferred Stock to Mafco Holdings. The Series B Preferred Stock was non-voting, had a liquidation preference of $49.2 million plus accrued and unpaid dividends, and entitled its holders to cumulative dividends at a rate of 10% per annum. The terms of the Series B Preferred Stock indicated that such stock may be redeemed by the Company, at its option, at any time at a price of $1,000 per share, plus accrued and unpaid dividends. Since Mafco Holdings maintained the majority shareholder vote of the Company, the Series B Preferred Stock was deemed to be redeemable at the option of Mafco Holdings, and was therefore classified outside of permanent equity in the accompanying consolidated balance sheets.

The issuance of the Series B Preferred Stock was recorded at its redemption value, net of $0.3 million of transaction costs. Because the Series B Preferred Stock was redeemable at the option of Mafco Holdings, the Company was required to carry the Series B Preferred Stock at its redemption value. The Company recorded an accreted dividend of $2.9 million during the year ended December 31, 2002 in accordance with the terms of the Series B Preferred Stock.

In connection with the March 2003 Amendment, all the Series B Preferred Stock was contributed back to the Company and 102,220 shares of Series C Preferred Stock were issued. The Series C Preferred Stock, par value

                                 PANAVISION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


8.  PREFERRED STOCK (CONTINUED)

$0.01 per share, was non-voting; had a liquidation preference of $1,000 per share plus accrued and unpaid dividends; and entitled the holder to cumulative dividends at a rate of 10% per annum regardless of whether declared or earned. Additionally, the Series C Preferred Stock was subjected to redemption in certain circumstances upon a change of control.


On January 16, 2004, as part of the January 2004 Refinancing, the Company issued to PX Holding 215,274 shares of new Series D Cumulative Pay-In-Kind Preferred Stock in exchange for (a) 159,644 shares of Series C Preferred Stock held by PX Holding (together with approximately $13.2 million of dividends in arrears thereon); (b) $23.0 million in cash; (c) the retirement of all principal and interest owed as of January 16, 2004 under the MacAndrews Line; (d) 33.3 shares of common stock of PANY Rental, having a fair market value of $0.7 million (such that, as of January 16, 2004, the Company owned 100% of the outstanding shares of PANY Rental); (e) the retirement of all amounts (consisting of $630,780 in principal and $82,913 in accrued and unpaid interest) owed by PANY Rental to PX Holding pursuant to a certain promissory note held by PX Holding; and (f) the retirement of all amounts (consisting of $7.8 million in principal and unpaid interest) owed to Mafco Holdings under the Las Palmas Note. The Series D Preferred Stock is non-voting, has a liquidation preference of $1,000 per share plus accrued and unpaid dividends, and entitles the holder to cumulative dividends at a rate of 10% per annum regardless of whether declared or earned. Additionally, the Series D Preferred Stock is subject to redemption in certain circumstances upon a change of control. The Company also issued to PX Holding 1,381,690 shares of new Series E Non-Cumulative Perpetual Participating Preferred Stock (the "Series E Preferred Stock") in exchange for 1,381,690 shares of Series A Preferred Stock. The Series E Preferred Stock is entitled to one vote per share, voting together with the Common Stock as a single class, has a liquidation preference of $1.00 per share plus accrued and unpaid dividends, and provides for non-cumulative cash dividends at an annual rate of $0.05 per share if declared by the Company. As a result of the January 2004 Refinancing transactions, all of the outstanding shares of Series A and Series C Preferred Stock were transferred to the Company. In addition, MacAndrews & Forbes increased the amount of the Second MacAndrews Line to $20.0 million and extended the maturity to April 16, 2009.

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

                                 PANAVISION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


9.  STOCK OPTION PLAN (CONTINUED)


Option information with respect to the Company's stock option plan is as follows:

                                                                                 EXERCISE PRICE
                                                                      -----------------------------------
                                                                                                WEIGHTED
                                                       SHARES              RANGE               AVG. PRICE
                                                    -----------       ---------------          ----------
    Options Outstanding at December 31, 2000          1,225,333         $10.00-$7.50             $10.00
      Options expired                                  (233,333)            10.00                 10.00
                                                    -----------       ---------------          ----------
    Options Outstanding at December 31, 2001            992,000        $10.00- $7.50             $ 9.73
      Options expired                                         -              -                      -
                                                    -----------       ---------------          ----------
    Options Outstanding at December 31, 2002            992,000         $10.00-$7.50             $ 9.67
      Options granted/expired                         (350,000)         $10.00-$7.50                -
                                                    -----------       ---------------          ----------
    OPTIONS OUTSTANDING AT DECEMBER 31, 2003            642,000            $10.00                $10.00

The weighted-average remaining contractual life of options outstanding at December 31, 2003 is 5.80 years.

Information regarding stock options exercisable is as follows:

                                                                        DECEMBER 31,
                                                    ------------------------------------------------------
                                                         2003               2002               2001
                                                    ----------------   ----------------  -----------------
         Options Exercisable:
              Number                                      642,000            992,000            948,667
              Weighted average exercise price           $   10.00           $   9.67           $   9.77

There were no options granted under the Plan during 2003, 2002, or 2001.

                                 PANAVISION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


9.  STOCK OPTION PLAN (CONTINUED)

For purposes of the pro forma expense, disclosed in Note 1, the weighted average fair value of the options was amortized over the vesting period. Applying SFAS 123 in the pro forma disclosures may not be representative of the effects on pro forma net loss for future years as options vest over several years and additional awards may be made each year.


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

10.  EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution 401(k) plan covering a majority of its domestic employees. Eligible employees may contribute from 1% to 16% of their base compensation. The Company makes matching contributions equal to 75% of employee before-tax contributions from 1% to 6%. For the year ended December 31, 2003 and 2002, the Pre-M&F Purchase Period, and the Post-M&F Purchase Period, the Company recorded expense of $0.8 million, $0.7 million, $0.2 million, and $0.6 million, respectively, related to the 401(k) plan.

In addition, the Company sponsors defined contribution retirement plans in Europe and Australia that cover certain foreign employees. Participating employees contribute from 4% to 15% of their base compensation. The Company contributes 10.5% to 13% of base compensation for participating employees depending upon their level of contribution. For the year ended December 31, 2003, December 31, 2002, the Pre-M&F Purchase Period, and the Post-M&F Purchase Period, the Company recorded expense of $1.5 million, $1.0 million, $0.3 million, and $0.8 million, respectively, representing the Company's contributions.

Certain of the Company's senior executives have employment agreements containing equity participation provisions. Amounts, if any, to be paid under the equity participation provisions, are based on contractually defined formulas. As of December 31, 2003, no amounts have been paid or were due in connection with these equity participation provisions.

11.  SEGMENT INFORMATION

The Company has one reportable segment, the rental of camera systems, lighting systems and other equipment, and the sales of related products. These activities are conducted in a number of geographic locations though the Company's owned-and-operated facilities and its network of independent agents. The geographic operations are organized in three regions: North America, Europe, and Asia Pacific.

                                 PANAVISION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


11.  SEGMENT INFORMATION (CONTINUED)

The following table presents revenue and other financial information for the reportable segment by geographic region (in thousands):


                                                              DECEMBER 31, 2003
                                   ------------------------------------------------------------------------
                                                  RENTAL AND SALES
                                   ------------------------------------------------
                                     NORTH                     ASIA
                                    AMERICA      EUROPE      PACIFIC     SUBTOTAL      OTHER        TOTAL
                                   ----------- ------------ ----------- ----------- ------------ ------------
Revenue from
  external customers                 $ 93,491  $   75,586   $   21,957  $  191,034  $   16,923   $  207,957

Long-lived assets                     513,201      29,680       12,086     554,967      10,484      565,451



                                                              DECEMBER 31, 2002
                                   ------------------------------------------------------------------------
                                                  RENTAL AND SALES
                                   ------------------------------------------------
                                     NORTH                     ASIA
                                    AMERICA      EUROPE      PACIFIC     SUBTOTAL      OTHER        TOTAL
                                   ----------- ------------ ----------- ----------- ------------ ------------
Revenue from
  external customers                 $ 96,781  $   67,513   $   24,617  $  188,911  $    4,271   $  193,182

Long-lived assets                     521,765      30,021       11,624     563,410      11,281      574,691



                                                               DECEMBER 31, 2001
                                   --------------------------------------------------------------------------
                                                   RENTAL AND SALES
                                   -------------------------------------------------
                                     NORTH                    ASIA
                                    AMERICA      EUROPE      PACIFIC     SUBTOTAL      OTHER        TOTAL
                                   ----------- ----------- ------------ ------------ ---------- --------------
Revenue from
  external customers                 $101,746     $66,881     $22,183     $190,810          -   $  190,810

Long-lived assets                     516,626      32,770      12,079      561,475          -      561,475


No customer accounted for more than 10% of the Company's consolidated net revenues in fiscal 2003, 2002, and 2001.

                                 PANAVISION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


12.  COMMITMENTS AND CONTINGENCIES

The Company leases real estate, equipment, and vehicles under non-cancelable operating leases. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are presented below (in thousands):


                    2004                       $ 11,153
                    2005                          9,770
                    2006                          6,096
                    2007                          4,328
                    2008                          2,937
                    Thereafter                    4,591
                                             --------------
                                               $ 38,875
                                             ==============

During the years ended December 31, 2003 and 2002, the Pre-M&F Purchase Period, and the Post M&F Purchase Period, rental expense under operating leases was $10.3 million, $8.1 million, $2.4 million and $5.7 million, respectively.


As of December 31, 2003, the Company had a commitment to purchase approximately $1.1 million of glass from a vendor.


As of December 31, 2003, the Company had lines of credit totaling approximately $20.0 million, under which $13.0 million was drawn. In connection with the January 2004 Refinancing described below, one $10.0 million line of credit, which was fully drawn, was converted into Series D Preferred Stock, and the other $10.0 million line of credit, of which $3.0 million was drawn, was increased to $20.0 million. In addition, the Company had various lines of credit totaling approximately $3.6 million at December 31, 2003, under which no amounts were drawn. The Company does not have any off-balance sheet financing arrangements other than operating leases.

The Company and its subsidiaries are defendants in actions for matters arising out of normal business operations. The Company, based in part on the advice of legal counsel, does not believe that any such proceedings currently pending will have a materially adverse effect on its consolidated financial position, results of operations, or cash flows.

                                 PANAVISION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


13.  RELATED PARTY TRANSACTIONS


 On April 19, 2001, M&F Worldwide purchased from PX Holding all 7,320,225 shares (the "Purchased Shares") of the Company's Common Stock held by PX Holding (the "M&F Purchase"). The Purchased Shares constituted approximately 83.5% of the Company's then outstanding Common Stock. The aggregate consideration for the Purchased Shares consisted of (a) 1,500,000 shares of M&F Worldwide common stock; (b) 6,182,153 shares of M&F Worldwide preferred stock; and (c) $80.0 million in cash. As a result of the purchase, Mafco Holdings increased its indirect interest in M&F Worldwide to a majority position.

During 2001, certain stockholders of M&F Worldwide brought lawsuits against M&F Worldwide and its directors challenging the M&F Purchase as an alleged breach of fiduciary duty and sought, among other things, rescission of the M&F Purchase transaction. One of the stockholders dismissed his lawsuit pursuant to a settlement. On December 3, 2002, the remaining parties to the litigation consummated a Stipulation of Settlement (the "M&F Settlement") whereby Mafco Holdings acquired, through PX Holding, (1) the shares of the Company's Common Stock that M&F Worldwide had purchased in April 2001, (2) 1,381,690 shares of the Company's Series A Preferred Stock that M&F Worldwide acquired in December of 2001, (3) $11.4 million principal amount of Existing Notes that a subsidiary of M&F Worldwide acquired in November of 2001, and (4) the Las Palmas Note in the amount of $6.7 million that the Company issued to M&F Worldwide on its acquisition of the shares of Las Palmas (see Note 14 of the Notes to Consolidated Financial Statements). In addition, all agreements to which M&F Worldwide entered into in connection with the M&F Purchase and the December 2001 issuance of the Series A Preferred Stock were terminated.

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

 In July 2001, M&F Worldwide purchased all of the issued and outstanding shares of Las Palmas Productions Inc. ("Las Palmas"), which conducted business under the name "EFILM". EFILM is a laboratory providing digital post-production services to the motion picture and television industries. As a result of this purchase, Las

                                 PANAVISION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


13.  RELATED PARTY TRANSACTIONS (CONTINUED)

Palmas became a wholly owned subsidiary of M&F Worldwide. The consideration paid by M&F Worldwide at closing consisted of $5.4 million to the selling stockholders and $0.6 million to Las Palmas. M&F Worldwide also agreed to make an additional payment to the selling stockholders equal to the greater of (a) 90% of the average annual EBITDA (as defined below) of the EFILM business over a two-year Incentive Period (as defined in the EFILM Agreements) or (b) $1.5 million, such payment to occur no earlier than 2004 and no later than 2007 (the "Earnout Payment").

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

In addition to monthly payments, the EFILM Agreements required that Panavision pay Las Palmas a one-time cash payment equal to the Earnout Payment. On July 2, 2001, the Company began expensing the $1.5 million minimum amount of this one-time cash payment over the 7-year initial term of the EFILM Agreements, as additional lease expense. For 2002 and 2001, expenses relating to the EFILM Agreements of approximately $564,000 and $573,000, respectively, were included in cost of sales and other and $24,000 and $29,000, respectively, were included in selling, general and administrative expenses in the consolidated statements of operations.

On July 2, 2002, the Company acquired the shares of Las Palmas from M&F Worldwide in exchange for a note in the amount of $6.7 million bearing interest at 10% per annum, payable on September 30, 2005 or upon refinancing of the Existing Credit Agreement (the "Las Palmas Note"). Since the Company and Las Palmas were under common control, the transaction was accounted for at historical cost in a manner similar to that of a pooling of interests. The prior periods were not restated to give effect to Las Palmas since the impact was not material. Immediately following the acquisition, the Company contributed the assets of Las Palmas and certain other assets owned by the Company to the newly formed EFILM, LLC in exchange for 80% of its membership interests. At the same time, Deluxe Laboratories, Inc. ("Deluxe") purchased 20% of the EFILM, LLC membership interests for $5.2 million. The Company maintains a controlling interest in, and therefore consolidates the results of EFILM, LLC. The accompanying consolidated statements of operations include the results of EFILM, LLC from July 2, 2002. Minority interest, representing Deluxe's equity in ownership of EFILM, LLC, is included in other liabilities in the accompanying consolidated balance sheets.

EFILM, LLC assumed the obligation to make the Earnout Payment. However, Panavision and Deluxe agreed to reimburse EFILM, LLC by making capital contributions equal to the amount of the Earnout Payment. At

                                 PANAVISION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


13.  RELATED PARTY TRANSACTIONS (CONTINUED)

December 31, 2003, on a consolidated basis, the Company had a liability of approximately $1.3 million based upon the current value of the Earnout Payment.

On June 28, 2002, the Company acquired from Mafco Holdings $37.7 million principal amount of Existing Notes, which had approximately $1.5 million of accrued interest, and $10.0 million cash. In exchange, the Company issued to Mafco Holdings 49,199 shares of Series B Preferred Stock, which it contributed to the capital of PX Holding.

On January 31, 2003, Mafco Holdings made a cash equity contribution to the Company in the amount of the interest due February 1, 2003 on the Existing Notes held by affiliates of the Company on that date in exchange for 4,372 shares of Series B Preferred Stock as required by the September 30, 2002 Amendment to the Existing Credit Agreement.

On February 3, 2003, Mafco Holdings agreed to extend to the Company a revolving line of credit (the "MacAndrews Line ") in the amount of $4.0 million, maturing March 28, 2003, at the same rate as provided for in the Revolving Facility pursuant to the Existing Credit Agreement.

On March 27, 2003, the Company acquired (i) from Mafco Holdings approximately $90.9 million principal amount of Existing Notes, which had approximately $1.4 million of accrued interest and $10.0 million in cash and (ii) from PX Holding 53,571 shares of Series B Preferred Stock, which had approximately $3.9 million of accrued and unpaid dividends. In exchange, the Company issued to Mafco Holdings 102,220 shares of Series C Preferred Stock, which it contributed to the capital of PX Holding, and to PX Holding 57,424 shares of Series C Preferred Stock. MacAndrews & Forbes also agreed to extend the MacAndrews Line until March 31, 2004.

On August 13, 2003, MacAndrews & Forbes agreed to amend the terms of the MacAndrews Line to increase the amount available for borrowings thereunder from $4.0 million to $10.0 million and to extend the maturity date of the MacAndrews Line to August 31, 2006.

In connection with the November 2003 Amendment to the existing Credit Agreement, on November 12, 2003, MacAndrews & Forbes agreed to extend the Second MacAndrews Line in the amount of $10.0 million at a rate equal to 50 basis points above the rate provided for in the revolving facility pursuant to the Existing Credit Agreement and a maturity of April 15, 2004. As of December 31, 2003, the Company had drawn $10.0 million under the MacAndrews Line and $3.0 million under the Second MacAndrews Line.

On January 16, 2004, as part of the January 2004 Refinancing, the Company issued to PX Holding 215,274 shares of new Series D Cumulative Pay-In-Kind Preferred Stock in exchange for (a) 159,644 shares of Series C Preferred Stock held by PX Holding (together with approximately $13.2 million of dividends in arrears thereon); (b) $23.0 million in cash; (c) the retirement of all principal and interest owed as of January 16, 2004 under the MacAndrews Line; (d) 33.3 shares of common stock of PANY Rental, having a fair market value of $0.7 million (such that, as of January 16, 2004, the Company owned 100% of the outstanding shares of PANY Rental); (e) the retirement of all amounts (consisting of $630,780 in principal and $82,913 in accrued and unpaid interest) owed

                                 PANAVISION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


13.  RELATED PARTY TRANSACTIONS (CONTINUED)

by PANY Rental to PX Holding pursuant to a certain promissory note held by PX Holding; and (f) the retirement of all amounts (consisting of $7.8 million in principal and unpaid interest) owed to Mafco Holdings under the Las Palmas Note. The Series D Preferred Stock is non-voting, has a liquidation preference of $1,000 per share plus accrued and unpaid dividends, and entitles the holder to cumulative dividends at a rate of 10% per annum regardless of whether declared or earned. Additionally, the Series D Preferred Stock is subject to redemption in certain circumstances upon a change of control. The Company also issued to PX Holding 1,381,690 shares of new Series E Non-Cumulative Perpetual Participating Preferred Stock (the "Series E Preferred Stock") in exchange for 1,381,690 shares of Series A Preferred Stock. The Series E Preferred Stock is entitled to one vote per share, voting together with the Common Stock as a single class, has a liquidation preference of $1.00 per share plus accrued and unpaid dividends, and provides for non-cumulative cash dividends at an annual rate of $0.05 per share if declared by the Company. As a result of the January 2004 Refinancing transactions, all of the outstanding shares of Series A and Series C Preferred Stock were transferred to the Company. In addition, MacAndrews & Forbes increased the amount of the Second MacAndrews Line to $20.0 million and extended the maturity to April 16, 2009.

On December 16, 2003, Panavision Imaging, LLC, a subsidiary of PX Holding, purchased the assets of Silicon Video, Inc., a designer of CMOS imaging sensors located in Homer, New York, and formed Panavision SVI, LLC to act as marketing affiliate with respect to certain products designed by Panavision Imaging, LLC. The Company manages the operations of Panavision Imaging, LLC and Panavision SVI, LLC in exchange for certain research and development services and most favored customer status with respect to certain products of Panavision Imaging, LLC. In addition, the Company purchases certain sensors from Panavision Imaging, LLC on a basis that is at least as favorable as could be obtained at arms-length. Panavision Imaging, LLC and its marketing affiliate Panavision SVI, LLC utilize the Panavision tradename pursuant to a license from the Company.

Mafco Holdings contributes the services of one of its employees in support of the Company's operations. Accordingly, the Company recorded $150,000 and $75,000 of compensation expense and increases to Additional Paid in Capital for the years ended December 31, 2003 and 2002 for such services.

14.  EFILM

In July 2001, M&F Worldwide purchased all of the issued and outstanding shares of Las Palmas, which conducted business under the name "EFILM". EFILM is a laboratory providing digital post-production services to the motion picture and television industries. As a result of this purchase, Las Palmas became a wholly owned subsidiary of M&F Worldwide. The consideration paid by M&F Worldwide at closing consisted of $5.4 million to the selling stockholders and $0.6 million to Las Palmas. M&F Worldwide also agreed to make an additional payment to the selling stockholders equal to the greater of (a) 90% of the average annual EBITDA (as defined in the EFILM Agreements) of the EFILM business over a two-year Incentive Period (as defined in the EFILM Agreements) or (b) $1.5 million, such payment to occur no earlier than 2004 and no later than 2007 (the "Earnout Payment").

                                 PANAVISION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


14.  EFILM (CONTINUED)

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

On July 2, 2002, the Company acquired the shares of Las Palmas from M&F Worldwide in exchange for a note in the amount of $6.7 million plus interest at 10% per annum, payable on September 30, 2005 or upon refinancing of the Existing Credit Agreement (the "Las Palmas Note"). As of December 31, 2003, the carrying value of this note was $7.0 million and classified as Note Payable to Affiliate in the accompanying consolidated balance sheets. The Las Palmas note was contributed to the Company in connection with the January 2004 Refinancing in exchange for Series D Preferred Stock. Since the Company and Las Palmas were under common control, the acquisition on Las Palmas was accounted for at historical cost in a manner similar to that of a pooling of interests. The prior periods were not restated as a result of the acquisition of Las Palmas since the impact was not material. Immediately following the acquisition, the Company contributed the assets of Las Palmas and certain other assets owned by the Company to the newly formed EFILM, LLC in exchange for 80% of its membership interests. At the same time, Deluxe Laboratories, Inc. ("Deluxe") purchased 20% of the EFILM, LLC membership interests for $5.2 million. The Company maintains a controlling interest in, and therefore consolidates the results of, EFILM, LLC. The accompanying consolidated statements of operations include the results of EFILM, LLC from July 2, 2002. The minority interest, representing Deluxe's equity ownership of EFILM, LLC, is included in other liabilities in the accompanying consolidated balance sheets.

15.  DHD VENTURES

In July 2000, the Company announced the establishment of a strategic relationship with Sony Electronics Inc. ("Sony") to form DHD Ventures, LLC ("DHD Ventures"). The Company owns 51% of DHD Ventures but does not exercise control. As a result, the Company's investment in DHD Ventures is accounted for under the equity method. As outlined in the operating agreement, DHD Ventures and Panavision couple Sony's 24P CINEALTA(TM) high definition digital camera with Panavision's advanced PRIMO DIGITAL(R)(TM) lenses to form a digital camera system for use in the motion picture and television industry. These camera systems are available

                                 PANAVISION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


15.  DHD VENTURES (CONTINUED)

for rent exclusively through Panavision's domestic and international owned-and-operated facilities and worldwide agent network.

Pursuant to the operating agreement, if the Company undergoes a change of control involving one of Sony's competitors, the Company may be required to purchase Sony's 49% interest in the venture. In addition, Sony purchased, for aggregate consideration of $10.0 million, 714,300 shares of Panavision Common Stock, representing approximately 8% of Panavision's Common Stock outstanding, and a warrant to acquire an additional 714,300 shares of Panavision Common Stock at an exercise price of $17.50 per share, subject to adjustment. The warrants are fully exercisable at any time through July 25, 2010.

Panavision and Sony also entered into a registration rights agreement which grants to Sony demand registration rights under the Securities Act of 1933, as amended, subject to certain limitations and conditions, for the shares of Panavision Common Stock that Sony has purchased and for any Common Stock it acquires upon exercise of its warrant.

16.  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

The following is a summary of the valuation and qualifying accounts and reserves for the year ended December 31, 2003, 2002, and the Pre-M&F Purchase Period, the Post-M&F Purchase period (in thousands):


                                              BEGINNING       AMOUNTS    BALANCES       ENDING
                                               BALANCE       RESERVED   WRITTEN OFF     BALANCE
                                              ---------     ---------  -------------  -----------
Allowance for Doubtful Accounts
-------------------------------

December 31, 2003                               $ 1,634       $ 1,924     $  972        $ 2,586

December 31, 2002                               $ 1,414       $   576     $  356        $ 1,634


Pre-M&F Purchase Period                         $ 1,907       $    52     $  196        $ 1,763

Post-M&F Purchase Period                        $ 1,763       $   132     $  481        $ 1,414


Amounts reserved for the year ended December 31, 2003 increased by $1.4 million compared to amounts reserved for the year ended December 31, 2002, principally due to the deterioration of certain international accounts.

                                 PANAVISION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


17.  QUARTERLY OPERATING DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations (in thousands, except per share data):

                                                                       QUARTER
                                            --------------------------------------------------------------
                                                FIRST          SECOND           THIRD          FOURTH
                                            --------------- --------------  --------------  --------------
YEAR ENDED DECEMBER 31, 2003
Total revenue                                 $  46,299       $  48,434       $  54,946       $  58,278
Gross margin                                     18,381          17,043          21,826          24,555
Net loss                                         (7,354)         (3,682)         (2,376)         (4,344)
Net loss attributable to common
  shareholders                                   (8,845)         (7,683)         (6,471)         (8,542)
Loss per share - Basic and Diluted            $   (1.01)      $   (0.87)      $   (0.74)      $   (0.98)
                                            =============     ===========     ==========      ==========

YEAR ENDED DECEMBER 31, 2002
Total revenue                                 $  45,581       $  43,318       $  52,462       $  51,821
Gross margin                                     19,125          15,363          24,031          20,623
Net income (loss)                                (3,304)         (6,389)            700          (2,086)
Net loss attributable to common
  shareholders                                   (3,304)         (6,689)           (595)         (3,348)
Loss per share - Basic and Diluted            $   (0.38)      $   (0.76)      $   (0.07)      $   (0.38)
                                            =============     ===========     ===========     ==========

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) & (2)  The consolidated financial statements of this Annual Report on
              Form 10-K can be found beginning on page F-1.

(a)(3)        See below.

(b)           Reports on Form 8-K.

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

3.5 Certificate of Designations, Powers, Preferences and Rights of Series C Cumulative Pay-in-Kind Preferred Stock of Panavision Inc. (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

3.6 Certificate of Designations, Powers, Preferences and Rights of Series D Cumulative Pay-in-Kind Preferred Stock of Panavision Inc.

3.7 Certificate of Designations, Powers, Preferences and Rights of Series E Non-Cumulative Perpetual Participating Preferred Stock of Panavision Inc.

4.            INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
              INDENTURES.

4.1 Indenture, dated as of February 11, 1998, between PX Escrow and The Bank of New York, as Trustee, relating to the Company's 95/8% Senior Subordinated Discount Notes Due 2006 (incorporated herein by reference from the identically numbered exhibit from the Company's Registration Statement on Form S-1, Registration No. 333-59363 filed with the Securities and Exchange Commission on October 8, 1998).

4.2 First Supplemental Indenture dated June 4, 1998, among PX Escrow, the Company and the Trustee, amending the Indenture identified at
              Exhibit 4.1 (incorporated herein by reference from the identically numbered exhibit from the Company's Registration Statement on Form S-1, Registration No. 333-59363 filed with the Securities and Exchange Commission on October 8, 1998).

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

4.4 Line of Credit Agreement dated February 3, 2003 between Panavision Inc. and MacAndrews & Forbes Holdings Inc. (incorporated herein by reference from the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

4.5 Registration Rights Agreement, dated as of June 5, 1998, between Panavision Inc. and PX Holding Corporation (incorporated herein by reference from the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 1998). This document was transferred to M&F Worldwide Corp. on April 19, 2001. See Exhibit 10.21 below.

EXHIBIT
NUMBER        DESCRIPTION
------        -----------
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

4.11 Sixth Amendment, dated as of March 27, 2003, to the Credit Agreement among Panavision Inc., the several lenders named therein, Credit Suisse First Boston, as Documentation Agent, and J.P. Morgan Chase Bank, as Administrative Agent (incorporated herein by reference from the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

4.12 First Amendment, dated as of March 27, 2003, to the Line of Credit Agreement between Panavision Inc. and MacAndrews & Forbes
              Holdings Inc. (incorporated herein by reference from the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

4.13 Amended and Restated Line of Credit Agreement, dated as of August 13, 2003, between Panavision Inc. and MacAndrews and Forbes Holdings Inc. (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

4.14 Senior Subordinated Line of Credit Agreement, dated as of November 12, 2003, between Panavision Inc. and MacAndrews and Forbes Holdings Inc. (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

4.15 Seventh Amendment, dated as of November 12, 2003, to the Credit Agreement among Panavision Inc., the several lenders named therein, Credit Suisse First Boston, as Documentation Agent, and JP Morgan Chase, as Administrative Agent (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
              2003).

4.16 Line of Credit Agreement dated January 16, 2004, between Panavision Inc. and MacAndrews & Forbes Holdings Inc.

4.17          Indenture, dated as of January 16, 2004, between Panavision Inc.
              and Wilmington Trust Company, as Trustee, relating to the Company's 12.50% Senior Secured Notes due 2009.

EXHIBIT
NUMBER        DESCRIPTION
------        -----------
4.18          Form of 12.50% Senior Secured Note due 2009 (incorporated herein by reference from Exhibit 4.17 to this Annual Report on Form
              10-K).

4.19 Amended and Restated Credit Agreement, dated as of May 28, 1998, as amended and restated as of January 16, 2004, among Panavision Inc., the several lenders named therein, and JP Morgan Chase Bank, as Administrative Agent.

4.20 Letter Agreement dated as of January 16, 2004, Mafco Holdings Inc., MacAndrews & Forbes Holdings Inc., PX Holding Corporation and Panavision Inc.

10.           MATERIAL CONTRACTS.

10.1 Panavision Inc. 1999 Stock Option Plan (incorporated herein by reference from Annex A of the Company's 1999 Definitive Proxy Statement dated March 31, 1999).

10.2 Panavision Inc. 2003 Executive Incentive Compensation Plan (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.3 Letter Agreement, dated as of March 27, 2003, between MacAndrews & Forbes Inc., PX Holding Corporation and Panavision Inc. (incorporated herein by reference from the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

10.4 Lease, dated June 13, 1995, between the Company and Trizec Warner Inc. (incorporated herein by eference from the identically numbered exhibit to the Company's Registration Statement on Form S-1, Registration No. 333-12235).

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

10.9 Registration Rights Termination Letter Agreement, dated as of December 3, 2002, by and between MacAndrews & Forbes Inc. and Panavision Inc. (incorporated herein by reference from Exhibit 4 from the Company's form SC 13D/A filed on December 9, 2002).

10.10 Mafco-M&F Worldwide Note Letter Agreement, dated as of December 3, 2002, by and between MacAndrews & Forbes Inc. and M&F Worldwide Corp. (incorporated herein by reference from Exhibit 5 from the Company's Form SC 13D/A filed on December 9, 2002).

10.11 Mafco-Pneumo Abex Corporation Letter Agreement, dated as of December 3, 2002, by and between MacAndrews & Forbes Inc., M&F Worldwide Corp and Pneumo Abex Corporation (incorporated herein by reference from Exhibit 6 from the Company's form SC 13D/A filed on December 9, 2002).

10.12 Amended & Restated Employment Agreement, dated May 9, 2003, between Panavision Inc. and Bobby G. Jenkins, Executive Vice President and Chief Financial Officer (incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.13 Amended & Restated Employment Agreement, dated May 9, 2003, between Panavision Inc. and Eric W. Golden, Executive Vice President and General Counsel (incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.14 Letter Agreement, dated as of January 31, 2003, between MacAndrews & Forbes Inc., PX Holding Corporation and Panavision Inc. (incorporated herein by reference from the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

EXHIBIT
NUMBER        DESCRIPTION
------        -----------
10.15         Loan Out Service Agreement, dated April 10, 2003, and made effective March 26, 2003, between Panavision Inc., and Ziffren,
              Brittenham, Branca, Fischer, Gilbert-Lurie & Stiffelman LLP
              (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.16 Tax Sharing Agreement, dated as of February 1, 1999, between MacAndrews & Forbes Inc. and Panavision Inc. (incorporated herein by reference from the identically numbered exhibit from the Company's Annual Report on Form 10-K for the year ended December 31, 1998). This agreement covers the period February 1, 1999 through April 18, 2001.

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

10.21 Tax Sharing Agreement, dated as of April 19, 2001, by and amount Panavision Inc., certain of its subsidiaries and M&F Worldwide Corp (incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
              2001). This agreement covers the period April 19, 2001 through December 2, 2002.

10.22 Letter Agreement, dated June 27, 2002, between MacAndrews & Forbes Inc. and Panavision Inc. (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
              2002).

10.23         Employment Agreement, dated April 1, 2003, between Panavision Inc.
              and Robert L. Beitcher, President and (as of September 7, 2003), Chief Executive Officer (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

21.           SUBSIDIARIES.

21.2          Subsidiaries of the Company.

24.           CONSENTS

24.1          Consent of Ernst & Young LLP.

24.           POWERS OF ATTORNEY.

24.1          Power of Attorney executed by Ronald O. Perelman.

24.2          Power of Attorney executed by Robert L. Beitcher.

24.3          Power of Attorney executed by Howard Gittis.

24.4          Power of Attorney executed by Edward Grebow.

24.5          Power of Attorney executed by Ed Gregory Hookstratten.

24.6          Power of Attorney executed by James R. Maher.

24.7          Power of Attorney executed by Martin D. Payson.

24.8          Power of Attorney executed by John A. Scarcella.

24.9          Power of Attorney executed by Robert S. Wiesenthal.

24.10         Power of Attorney executed by Kenneth Ziffren.

31            SECTION 302 CERTIFICATIONS.

31.1 Certification of Robert L. Beitcher, Chief Executive Officer, dated March 30, 2004.*

31.2 Certification of Bobby G. Jenkins, Chief Financial Officer, dated March 30, 2004.*

32.           SECTION 906 CERTIFICATIONS.

32.1 Certification of Robert L. Beitcher, Chief Executive Officer, dated March 30, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2 Certification of Bobby G. Jenkins, Chief Financial Officer, dated March 30, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

 (b)          REPORTS ON FORM 8-K.

              On January 9, 2003, the Company filed a Current Report on Form 8-K dated January 8, 2003. The Form 8-K reported at Item 5 that the Company issued a press release, incorporated herein by reference, regarding the resignation of John Farrand, the Company's former President, Chief Executive Officer and Director.

              On October 8, 2003, the Company filed a Current Report on Form 8-K dated October 7, 2003. The Form 8-K reported at Item 5 that the Company issued a press release, incorporated herein by reference, announcing Robert L. Beitcher as Chief Executive Officer of the Company.

              On January 20, 2004, the Company filed a Current Report on Form 8-K dated January 20, 2004. The Form 8-K reported at Item 5 that the Company issued a press release, incorporated herein by reference, announcing completion of the Company's refinancing activities.