Form 10-K/A
period 2003-12-31
PANAVISION INC
filed 2004-04-22
CIK 1022911

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 AMENDMENT NO. 1


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


                      DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the registrant's 2003 definitive proxy statement, issued in connection with the annual meeting of stockholders, are incorporated by reference in Part III of this Form 10-K.

     THIS FORM 10-K IS BEING DISTRIBUTED TO STOCKHOLDERS IN LIEU OF A SEPARATE ANNUAL REPORT.

                                EXPLANATORY NOTE

         This Amendment on Form 10-K/A (this "Amendment") constitutes Amendment No. 1 to the registrant's Annual Report on Form 10-K (the "Form 10-K") for the fiscal year ended December 31, 2003, filed on March 30, 2004. Due to a clerical error, the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 (the "Act") and the disclosure required under Item 9A were included with the Form 10-K in the improper form. In addition, certain exhibits (including the certifications required by Section 906 of the Act), while listed as exhibits, were inadvertently omitted as a result of the clerical error. The Company is filing this Amendment to replace the certifications required by Section 302 of the Act, to revise the disclosure under Item 9A, to include the exhibits previously omitted from the Form 10-K and to correct certain non-substantive typographical errors. The Amendment is otherwise identical to the Form 10-K.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

ITEM 9A.  CONTROLS AND PROCEDURES


         (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the "Exchange Act")) as of the end of the period covered by this report. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, such disclosure controls and procedures are effective.

         (b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act) during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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


(a)(3)        Exhibits


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


3.6           Certificate of Designations, Powers, Preferences and Rights of Series D
              Cumulative Pay-in-Kind Preferred Stock of Panavision Inc.**

3.7           Certificate of Designations, Powers, Preferences and Rights of Series E Non-
              Cumulative Perpetual Participating Preferred Stock of Panavision Inc.**


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


4.16          Line of Credit Agreement dated January 16, 2004, between Panavision Inc. and
              MacAndrews & Forbes Holdings Inc.**

4.17          Indenture, dated as of January 16, 2004, between Panavision Inc. and Wilmington
              Trust Company, as Trustee, relating to the Company's 12.50% Senior Secured Notes due 2009.**


EXHIBIT
NUMBER        DESCRIPTION
------        -----------

4.18          Form of 12.50% Senior Secured Note due 2009 (incorporated herein by reference from Exhibit 4.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 30, 2004).

4.19          Amended and Restated Credit Agreement, dated as of May 28, 1998, as amended and restated as of January 16, 2004, among Panavision Inc., the several lenders named therein, and JP Morgan Chase Bank, as Administrative Agent.**

4.20          Letter Agreement dated as of January 16, 2004, Mafco Holdings Inc., MacAndrews &
              Forbes Holdings Inc., PX Holding Corporation and Panavision Inc.**


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

21.           SUBSIDIARIES.


21.1          Subsidiaries of the Company.*


23.           CONSENTS


23.1          Consent of Ernst & Young LLP.*


24.           POWERS OF ATTORNEY.


24.1          Power of Attorney executed by Ronald O. Perelman.*

24.2          Power of Attorney executed by Robert L. Beitcher.*

24.3          Power of Attorney executed by Howard Gittis.*

24.4          Power of Attorney executed by Edward Grebow.*

24.5          Power of Attorney executed by Ed Gregory Hookstratten.*

24.6          Power of Attorney executed by James R. Maher.*

24.7          Power of Attorney executed by Martin D. Payson.*

24.8          Power of Attorney executed by John A. Scarcella.*

24.9          Power of Attorney executed by Robert S. Wiesenthal.*

24.10         Power of Attorney executed by Kenneth Ziffren.*


EXHIBIT
NUMBER        DESCRIPTION
------        -----------
31.           SECTION 302 CERTIFICATIONS.

31.1          Certification of Robert L. Beitcher, Chief Executive Officer, dated April 22, 2004.*

31.2          Certification of Bobby G. Jenkins, Chief Financial Officer, dated April 22, 2004.*

32.           SECTION 906 CERTIFICATIONS.

32.1          Certification of Robert L. Beitcher, Chief Executive Officer, dated April 22,
              2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2          Certification of Bobby G. Jenkins, Chief Financial Officer, dated April 22,
              2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

----------

*    Filed herewith.

**   Previously filed as the identically numbered exhibit to the Company's
     Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 30, 2004.



(b)           REPORTS ON FORM 8-K.


              On October 8, 2003, the Company filed a Current Report on Form 8-K dated October
              8, 2003. The Form 8-K reported at Item 5 that the Company issued a press release announcing Robert L. Beitcher as Chief Executive Officer of the Company.

              On January 20, 2004, the Company filed a Current Report on Form 8-K dated
              January 20, 2004. The Form 8-K reported at Item 5 that the Company issued a press release announcing completion of the Company's refinancing activities.

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                      PANAVISION INC.



Date: April 22, 2004



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

               SIGNATURE                                  TITLE                              DATE
               ---------                                  -----                              ----



                   *                          Co-Chairman of the Board                  April 22, 2004
----------------------------------------      and Director
           Ronald O. Perelman


                   *                          Co-Chairman and Director                  April 22, 2004
----------------------------------------
            Kenneth Ziffren


                   *                          Vice Chairman and Director                April 22, 2004
----------------------------------------
            Howard Gittis


         /s/ ROBERT L. BEITCHER               President and Chief Executive             April 22, 2004
----------------------------------------      Officer and Director
           Robert L. Beitcher


          /s/ BOBBY G. JENKINS                Executive Vice President,                 April 22, 2004
----------------------------------------      Chief Financial Officer and
            Bobby G. Jenkins                  Principal Accounting Officer


                   *                          Director                                  April 22, 2004
----------------------------------------
            Edward Grebow


                   *                          Director                                  April 22, 2004
----------------------------------------
         Ed Gregory Hookstratten


                   *                          Director                                  April 22, 2004
----------------------------------------
            James R. Maher


                   *                          Director                                  April 22, 2004
----------------------------------------
            Martin D. Payson


                   *                          Director                                  April 22, 2004
----------------------------------------
            John A. Scarcella


                   *                          Director                                  April 22, 2004
----------------------------------------
          Robert S. Wiesenthal





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


3.6 Certificate of Designations, Powers, Preferences and Rights of Series D Cumulative Pay-in-Kind Preferred Stock of Panavision Inc.**

3.7 Certificate of Designations, Powers, Preferences and Rights of Series E Non-Cumulative Perpetual Participating Preferred Stock of Panavision Inc.**


4.            INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
              INDENTURES.

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

4.15 Seventh Amendment, dated as of November 12, 2003, to the Credit Agreement among Panavision Inc., the several lenders named therein, Credit Suisse First Boston, as Documentation Agent, and JP Morgan Chase, as Administrative Agent (incorporated herein by reference from the identically numbered exhibit from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
              2003).


4.16 Line of Credit Agreement dated January 16, 2004, between Panavision Inc. and MacAndrews & Forbes Holdings Inc.**

4.17          Indenture, dated as of January 16, 2004, between Panavision Inc.
              and Wilmington Trust Company, as Trustee, relating to the Company's 12.50% Senior Secured Notes due 2009.**

EXHIBIT
NUMBER        DESCRIPTION
------        -----------


4.18 Form of 12.50% Senior Secured Note due 2009 (incorporated herein by reference from Exhibit 4.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 30, 2004).

4.19 Amended and Restated Credit Agreement, dated as of May 28, 1998, as amended and restated as of January 16, 2004, among Panavision Inc., the several lenders named therein, and JP Morgan Chase Bank, as Administrative Agent.**

4.20 Letter Agreement dated as of January 16, 2004, Mafco Holdings Inc., MacAndrews & Forbes Holdings Inc., PX Holding Corporation and Panavision Inc.**


10.           MATERIAL CONTRACTS.

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

21.           SUBSIDIARIES.


21.1          Subsidiaries of the Company.*


23.           CONSENTS


23.1          Consent of Ernst & Young LLP.*


24.           POWERS OF ATTORNEY.


24.1          Power of Attorney executed by Ronald O. Perelman.*

24.2          Power of Attorney executed by Robert L. Beitcher.*

24.3          Power of Attorney executed by Howard Gittis.*

24.4          Power of Attorney executed by Edward Grebow.*

24.5          Power of Attorney executed by Ed Gregory Hookstratten.*

24.6          Power of Attorney executed by James R. Maher.*

24.7          Power of Attorney executed by Martin D. Payson.*

24.8          Power of Attorney executed by John A. Scarcella.*

24.9          Power of Attorney executed by Robert S. Wiesenthal.*

24.10         Power of Attorney executed by Kenneth Ziffren.*

31            SECTION 302 CERTIFICATIONS.


31.1 Certification of Robert L. Beitcher, Chief Executive Officer, dated April 22, 2004.*

31.2 Certification of Bobby G. Jenkins, Chief Financial Officer, dated April 22, 2004.*


32.           SECTION 906 CERTIFICATIONS.


32.1 Certification of Robert L. Beitcher, Chief Executive Officer, dated April 22, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2 Certification of Bobby G. Jenkins, Chief Financial Officer, dated April 22, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

----------

*    Filed herewith.

** Previously filed as the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 30, 2004.