Form 10-Q
period 2004-03-31
PANAVISION INC
filed 2004-05-14
CIK 1022911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number: 001-12391

PANAVISION INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-3593063
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6219 De Soto Avenue Woodland Hills, California	91367
(Address of principal executive offices)	(Zip code)

(818) 316-1000

Registrant's telephone number including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

As of May 14, 2004, there were 8,769,919 shares of Panavision Inc. Common Stock, par value $0.01 per share, outstanding.

PANAVISION INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2004

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

The financial information herein and management's discussion thereof include consolidated data for Panavision Inc. ("Registrant" or "Panavision") and its subsidiaries. Registrant and its subsidiaries are sometimes herein referred to collectively as the "Company".

PANAVISION INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	First Quarter Ended March 31,
	2004	2003
Camera rental	$30,844	$29,429
Lighting rental	8,522	6,794
Sales and other	15,556	10,076
Total rental revenue and sales	54,922	46,299
Cost of camera rental	16,399	14,868
Cost of lighting rental	8,144	6,830
Cost of sales and other	8,576	6,220
Gross margin	21,803	18,381
Selling, general and administrative expenses	18,782	18,706
Research and development expenses	1,460	1,228
Operating income (loss)	1,561	(1,553)
Interest income	18	45
Interest expense	(7,893)	(8,182)
Foreign exchange gain (loss)	99	(915)
Refinancing expense	(6,470)	—
Other, net	188	258
Loss before income taxes	(12,497)	(10,347)
Income tax (provision) benefit	(1,470)	2,993
Net loss	$(13,967)	$(7,354)
Net loss attributable to common stockholders	$(19,217)	$(8,845)
Net loss per share – basic and diluted	$(2.19)	$(1.01)
Shares used in computation – basic and diluted	8,770	8,770

See accompanying notes.

PANAVISION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2004	December 31, 2003
ASSETS	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$8,912	$9,079
Accounts receivable (net of allowance of $1,485 in 2004 and $2,586 in 2003)	30,938	29,255
Inventories	13,254	11,931
Prepaid expenses	4,743	4,330
Due from related parties	139	628
Other current assets	1,579	1,248
Total current assets	59,565	56,471
Property, plant and equipment, net	216,716	220,704
Goodwill, net	264,629	264,548
Patents and trademarks, net	67,107	67,258
Other assets	10,134	12,941
Total assets	$618,151	$621,922

See accompanying notes.

PANAVISION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2004	December 31, 2003
LIABILITIES AND STOCKHOLDERS' EQUITY	(Unaudited)	(Note 1)
Current liabilities:
Accounts payable	$9,379	$6,685
Accrued liabilities	28,636	28,955
Due to related parties	2,216	2,643
Current maturities of long-term debt	6,672	5,885
Total current liabilities	46,903	44,168
Long-term debt	295,598	312,388
Note payable to affiliate	5,389	21,401
Deferred tax liabilities, net	28,960	30,060
Other liabilities	7,825	7,909
Due to related parties	1,358	1,326
Commitments and Contingencies
Stockholders' equity:
Series A Non-Cumulative Perpetual Participating Preferred Stock, $0.01 par value; 1,500,000 shares authorized; 1,381,690 shares issued and outstanding at December 31, 2003 (liquidation preference of $1 per share plus declared and unpaid dividends)	—	14
Series C Cumulative Pay-in-Kind Preferred Stock, $0.01 par value; 200,000 shares authorized; 159,644 shares issued and outstanding at December 31, 2003 (liquidation preference of $1,000 per share plus accrued and unpaid dividends)	—	2
Series D Cumulative Pay-in-Kind Preferred Stock, $0.01 par value; 300,000 shares authorized; 215,274 shares issued and outstanding at March 31, 2004 (liquidation preference of $1,000 per share plus accrued and unpaid dividends)	2	—
Series E Non-Cumulative Perpetual Participating Preferred Stock, $0.01 par value; 1,500,000 shares authorized; 1,381,690 shares issued and outstanding at March 31, 2004 (liquidation preference of $1 per share plus declared and unpaid dividends)	14	—
Common Stock, $0.01 par value; 50,000,000 shares authorized; 8,769,919 shares issued and outstanding at March 31, 2004 and December 31, 2003	88	88
Additional paid-in capital	370,907	329,127
Revaluation capital	333,199	333,199
Accumulated deficit	(475,762)	(461,795)
Accumulated other comprehensive income	3,670	4,035
Total stockholders' equity	232,118	204,670
Total liabilities and stockholders' equity	$618,151	$621,922

See accompanying notes.

PANAVISION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2004	2003
Operating activities
Net loss	$(13,967)	$(7,354)
Adjustments to derive net cash provided by (used in) operating activities:
Depreciation and amortization	11,449	10,911
Write-off of deferred financing costs	3,436	—
(Gain) loss on sale of property and equipment	(99)	12
Amortization of deferred financing costs	438	568
Dividends received from equity investments	500	—
Deferred income tax benefit	(1,100)	(3,452)
Changes in operating assets and liabilities:
Accounts receivable	(1,683)	152
Inventories	(1,323)	(168)
Prepaid expenses and other current assets	(744)	(1,325)
Due from related parties	489	(214)
Accounts payable	2,694	1,965
Accrued liabilities	(319)	(1,781)
Due to related parties	(38)	790
Other, net	(1,550)	452
Net cash provided by (used in) operating activities	(1,817)	556
Investing activities
Capital expenditures	(5,876)	(7,182)
Proceeds from dispositions of fixed assets	102	10
Net cash used in investing activities	(5,774)	(7,172)
Financing activities
Borrowings under Amended Credit Agreement	135,600	—
Proceeds from issuance of Senior Notes	100,000	—
Repayments of long-term debt	(252,464)	(3,779)
Deferred financing costs	(452)	(3,155)
Proceeds from issuance of Series B Preferred Stock	—	4,372
Capital contribution, net of transaction costs	22,710	9,800
Borrowings under notes payable to affiliate	2,000	—
Net cash provided by financing activities	7,394	7,238
Effect of exchange rate changes on cash	30	71
Net increase (decrease) in cash and cash equivalents	(167)	693
Cash and cash equivalents at beginning of period	9,079	12,647
Cash and cash equivalents at end of period	$8,912	$13,340

See accompanying notes.

PANAVISION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2004	2003
Supplemental cash flow information
Interest paid during the period	$6,103	$11,613
Income taxes paid during the period	$656	$582

Supplemental non-cash financing activities

As described in Note 4 of the Notes to Condensed Consolidated Financial Statements, in January 2004, the Company issued to PX Holding 1,381,690 shares of new Series E Non-Cumulative Perpetual Participating Preferred Stock in exchange for 1,381,690 shares of Series A Non-Cumulative Perpetual Participating Preferred Stock, which constituted all of the outstanding Series A Preferred Stock.

As described in Note 4 of the Notes to Condensed Consolidated Financial Statements, in January 2004, the Company issued to PX Holding 215,274 shares of new Series D Cumulative Pay-in-Kind Preferred Stock in exchange for, among other consideration, 159,644 shares of Series C Cumulative Pay-in-Kind Preferred Stock held by PX Holding Corporation, which constituted all of the outstanding Series C Preferred Stock. The other consideration included the contribution or retirement of various related party notes and Mafco Holdings' one-third interest in the common stock of PANY Rental, Inc. Total book value, which approximates fair value, of the non-cash consideration was approximately $19.0 million.

On March 27, 2003, Mafco Holdings contributed $90.9 million principal amount of the 9 5/8% Senior Subordinated Discount Notes Due 2006 (the "9 5/8% Notes") and $10.0 million in cash to the Company in exchange for 102,220 shares of Series C Cumulative Pay-in-Kind Preferred Stock, which it contributed to the capital of PX Holding, and PX Holding contributed to the Company 53,571 shares of Series B Preferred Stock in exchange for 57,424 shares of Series C Preferred Stock. As a result of this transaction, all of the outstanding Series B Preferred Stock was transferred to the Company. In connection with the contribution of 9 5/8% Notes by the majority shareholder, deferred tax assets associated with these 9 5/8% Notes of $18.0 million were charged against additional paid-in capital.

For the quarter ended March 31, 2003, the Company recorded an accreted dividend of $1.3 million on the Series B Preferred Stock.

See accompanying notes.

PANAVISION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Preparation

The Company is an indirect majority-owned subsidiary of Mafco Holdings Inc. ("Mafco Holdings" or "Parent"), a corporation whose sole stockholder is Ronald O. Perelman. The Company's principal business operations are conducted through its subsidiaries.

As also described in Note 2 of the Company's 2003 Annual Report on Form 10-K/A, on April 19, 2001, M&F Worldwide Corp. ("M&F Worldwide") purchased from PX Holding Corporation ("PX Holding"), a wholly owned subsidiary of Mafco Holdings, all 7,320,225 shares (the "Purchased Shares") of the Company's Common Stock held by PX Holding (the "M&F Purchase"). The Purchased Shares constituted approximately 83.5% of the Company's then outstanding Common Stock. As a result of the purchase, Mafco Holdings increased its indirect interest in M&F Worldwide to a majority position.

During 2001, certain shareholders of M&F Worldwide brought lawsuits against M&F Worldwide and its directors challenging the M&F Purchase as an alleged breach of fiduciary duty and sought, among other things, rescission of the M&F Purchase transaction. One of the shareholders dismissed his lawsuit pursuant to a settlement. On December 3, 2002, the remaining parties to the litigation consummated a settlement of the litigation (the "M&F Settlement"), whereby Mafco Holdings acquired, through PX Holding, (1) the shares of the Company's Common Stock that M&F Worldwide had purchased in April 2001, (2) the shares of the Company's Series A Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01, (the "Series A Preferred Stock") that M&F Worldwide acquired in December 2001, (3) the 9 5/8% Notes that a subsidiary of M&F Worldwide acquired in November 2001, and (4) the Las Palmas Note in the amount of $6.7 million that the Company issued to M&F Worldwide on its acquisition of the shares of Las Palmas (the "Las Palmas Note") (see Note 14 of the Company's 2003 Annual Report on Form 10-K/A). In addition, all agreements which M&F Worldwide entered into in connection with the M&F Purchase and the December 2001 issuance of the Series A Preferred Stock were terminated.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company's 2003 Annual Report on Form 10-K/A.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The condensed consolidated financial statements include the accounts of Panavision and its majority-owned subsidiaries. All significant intercompany amounts and transactions have been eliminated.

Certain amounts in previously issued financial statements have been reclassified to conform to the 2004 presentation.

PANAVISION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Inventories

Inventories consist of the following (in thousands):

	March 31, 2004	December 31, 2003

Finished goods	$2,794	$2,601
Work-in-process	336	302
Component parts	3,120	2,048
Spare parts and supplies	1,828	1,539
Goods purchased for resale	5,176	5,441
	$13,254	$11,931

3.	Use of Estimates and Assumptions

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

4.	Long-Term Debt

Long-term debt, including current maturities, consists of the following (in thousands):

	March 31, 2004	December 31, 2003

Amended and Restated Credit Agreement	$134,350	$—
12.50% Senior Notes Due 2009	100,121	—
Prior Credit Agreement:
Revolving Facility	—	99,200
Term Facility	—	151,792
9 5/8% Senior Subordinated Discount Notes Due 2006	65,286	65,353
Notes payable to affiliate	5,389	21,401
Other (including capitalized lease obligations)	2,513	1,928
	307,659	339,674
Less: Current maturities	6,672	5,885
Total Long-Term Debt	$300,987	$333,789

As of March 31, 2004, the Company had lines of credit extended by a related party totaling approximately $20.0 million, under which $5.4 million was drawn. The Company does not have any off-balance sheet financing arrangements.

The 9 5/8% Senior Subordinated Discount Notes Due 2006 ("9 5/8% Notes") were issued at a discount representing a yield to maturity of 9 5/8%. There were no periodic or interest payments through February 1, 2002. Thereafter, they bear interest at a rate of 9 5/8% per annum, payable semi-annually on February 1 and August 1 of each year, commencing August 1, 2002.

PANAVISION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Long-Term Debt (Continued)

On August 13, 2003, MacAndrews & Forbes agreed to amend an existing line of credit provided to the Company to increase the amount available for borrowing from $4.0 million to $10.0 million and extend the maturity date to August 31, 2006 (as amended, the "MacAndrews Line"). In connection with an amendment to the Company's Prior Credit Agreement (as defined below), on November 12, 2003, MacAndrews & Forbes agreed to provide a second revolving line of credit (the "Second MacAndrews Line") in the amount of $10.0 million at a rate equal to 50 basis points above the rate provided for in the revolving facility pursuant to the Prior Credit Agreement and a maturity of April 15, 2004. As described below, in connection with the January 2004 Refinancing (as defined below), (i) amounts outstanding under the MacAndrews Line were retired in exchange for shares of Series D Preferred Stock (as defined below) and (ii) MacAndrews & Forbes increased the amount of the Second MacAndrews Line to $20.0 million and extended the maturity to April 16, 2009. As of March 31, 2004, the Company had availability under the Second MacAndrews line of approximately $14.6 million.

On June 4, 1998, the Company entered into a Credit Agreement with a syndicate of lenders (as subsequently amended on September 30, 1998, June 30, 1999, March 15, 2002, June 14, 2002, September 30, 2002, March 25, 2003 and November 12, 2003, the "Prior Credit Agreement"). The Company's obligations under the Prior Credit Agreement were secured by substantially all of the Company's assets. The Prior Credit Agreement was comprised of two facilities, the Term Facility and the Revolving Facility. As of December 31, 2003, amounts outstanding under the Prior Credit Agreement were $151.8 million and $99.2 million for the Term Facility and Revolving Facility, respectively. As described below, the Prior Credit Agreement was replaced with the Amended and Restated Credit Agreement pursuant to the January 2004 Refinancing.

On January 16, 2004, the Company consummated a series of transactions to refinance its indebtedness under the Prior Credit Agreement (the "January 2004 Refinancing"). As part of the January 2004 Refinancing, the Company sold, in a private placement, $104.2 million of senior secured notes (the "Senior Notes") bearing interest at a rate of 12.50%, payable quarterly, with a maturity date of January 16, 2009. The Senior Notes were sold at an original issue discount of approximately 4% for an aggregate purchase price of $100.0 million. The Senior Notes are secured by a second-priority lien on substantially all of the Company's assets. The indenture pursuant to which the Senior Notes were issued (the "2004 Indenture") requires that, among other provisions, the Company achieve certain EBITDA levels and abide by certain other restrictive covenants, including limitations on indebtedness, liens, disposition of assets, and certain restricted payments including dividends to stockholders. Upon certain events of default under the 2004 Indenture, the Senior Notes will bear interest at 2.5% above the rate otherwise applicable.

Also as part of the January 2004 Refinancing, the Company issued to PX Holding 215,274 shares of new Series D Cumulative Pay-in-Kind Preferred Stock, par value $0.01 per share (the "Series D Preferred Stock") in exchange for (a) 159,644 shares of Series C Cumulative Pay-in-kind Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock"), of the Company, held by PX Holding (together with approximately $13.2 million of accumulated dividends thereon); (b) $23.0 million in cash; (c) the retirement of of all principal and interest (an aggregate of $10,180,930) owed as of January 16, 2004 under the MacAndrews Line; (d) 33.3 shares of common stock of PANY Rental, Inc. ("PANY Rental"), having a fair market value of $0.7 million (such that, as of January 16, 2004, the Company owned 100% of the outstanding shares of PANY Rental); (e) the retirement of all amounts (consisting of $630,780 in principal and $82,913 in accrued and unpaid interest) owed by PANY Rental to PX Holding pursuant to a certain promissory note held by PX Holding; and (f) the retirement of all amounts (consisting of $7.8 million in principal and unpaid interest) owed to Mafco Holdings under a certain promissory note in the principal amount of $6.7 million, dated July 1, 2002, issued by the Company to M&F Worldwide and subsequently acquired by Mafco Holdings. The Company also issued to PX Holding 1,381,690 shares of new Series E Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share, (the "Series E

PANAVISION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Long-Term Debt (Continued)

Preferred Stock") in exchange for 1,381,690 shares of Series A Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"). As a result of the January 2004 Refinancing transactions, all of the outstanding shares of Series A and Series C Preferred Stock were transferred to the Company. In addition, MacAndrews & Forbes increased the amount of the Second MacAndrews Line to $20.0 million and extended the maturity to April 16, 2009.

The Company used proceeds from the sale of the Senior Notes and the issuance of Series D Preferred Stock to reduce the indebtedness under the Prior Credit Agreement by $115.4 million, and replaced the Prior Credit Agreement with an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with the lenders under the Prior Credit Agreement. The Amended Credit Agreement provides for a single term loan facility in the principal amount of $135.6 million repayable in quarterly installments with a final maturity of January 12, 2007, except that the term facility shall be due on September 5, 2005 if any of the 9 5/8% Notes remain outstanding on that date. The term facility bears interest at either the ABR or Eurodollar Rate (as defined in the Amended Credit Agreement) plus a margin of 5.25% in the case of ABR loans or 6.25% in the case of Eurodollar Loans. The term facility under the Amended Credit Agreement is secured on substantially the same basis as indebtedness under the Prior Credit Agreement. In connection with the Amended Credit Agreement, the Company paid fees to lenders and professional advisors of approximately $3.5 million, including an original issue discount fee of approximately $2.0 million. Approximately $3.1 million of the fees paid were expensed in 2004.

Under the Amended Credit Agreement, the Company is required to repay $5.0 million in principal in 2004, whereas under the Prior Credit Agreement the Company would have been required to make principal payments of approximately $221.1 million in 2004. In addition, the Amended Credit Agreement revised certain financial tests and other restrictive covenants set forth in the Prior Credit Agreement, including required EBITDA (as defined), limitations on indebtedness, and other provisions. As defined in the Amended Credit Agreement and 2004 Indenture, EBITDA includes adjustments for severance expense, refinancing expense, foreign exchange gain or loss, and other non-cash charges. As of March 31, 2004, $134.4 million was outstanding under the Amended Credit Agreement.

As a result of the refinancing, in accordance with Statement of Financial Accounting Standards No. 6, "Classification of Short-Term Obligations Expected to be Refinanced" ("SFAS 6"), the Company reclassified $246.0 million of the refinanced debt to long-term debt as of December 31, 2003.

5.	Preferred Stock Transactions

In connection with a March 2003 amendment to the Prior Credit Agreement, all the Redeemable Series B Cumulative Pay-in-Kind Preferred Stock (the "Series B Preferred Stock") was contributed back to the Company and 102,220 shares of Series C Preferred Stock were issued. The Series C Preferred Stock was non-voting; had a liquidation preference of $1,000 per share plus accrued and unpaid dividends; and entitled the holder to cumulative dividends at a rate of 10% per annum regardless of whether declared or earned. In addition, the Series C Preferred Stock was subject to redemption in certain circumstances upon a change of control.

On January 16, 2004, as part of the January 2004 Refinancing, the Company issued to PX Holding 215,274 shares of new Series D Preferred Stock. The Series D Preferred Stock is non-voting, has a liquidation preference of $1,000 per share plus accrued and unpaid dividends, and entitles the holder to cumulative dividends at a rate of 10% per annum regardless of whether declared or earned. Additionally, the Series D Preferred Stock is subject to redemption in certain circumstances upon a change of control. The Company also issued to PX Holding 1,381,690 shares of Series E Preferred Stock in exchange for 1,381,690 shares of Series A Preferred Stock. The Series E Preferred Stock is entitled to one vote per share, voting together with the Common Stock as a single class, has a liquidation preference of $1.00 per

PANAVISION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Preferred Stock Transactions (Continued)

share plus accrued and unpaid dividends, and provides for non-cumulative cash dividends at an annual rate of $0.05 per share if declared by the Company.

The Series A Preferred Stock was voting and was entitled to non-cumulative dividends at a rate of $0.05 per share per annum payable, if declared, quarterly on each March 31, June 30, September 30 and December 31. In addition, the Series A Preferred Stock had also participated pro rata on a share-for-share basis with the common stock, par value $0.01 per share, of the Company ("Common Stock") with respect to any dividends declared or paid on the Common Stock.

As a result of the January 2004 Refinancing transactions, all of the outstanding shares of Series A and Series C Preferred Stock were transferred to the Company.

6.	New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests ("primary beneficiary") in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 were originally effective as of the beginning of the three months ended September 30, 2003; however, the FASB subsequently delayed the effective date of this provision until the first interim or annual period ending after December 15, 2003 for entities that have interests in structures that are commonly referred to as special-purpose entities and for periods ending after March 15, 2004 for all other types of variable interest entities. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company identified one VIE but did not consolidate the entity as the impact on the Company's financial statements was not material.

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

PANAVISION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Segment Information (Continued)

The following table presents revenue and other financial information for the reportable segment by geographic region (in thousands):

	Rental and Sales
Three months ended March 31, 2004	North America	Europe	Asia Pacific	Subtotal	Other	Total

Revenue from external customers	$24,585	$18,675	$7,205	$50,465	$4,457	$54,922

Long-lived assets	507,372	29,496	11,645	548,513	10,073	558,586

	Rental and Sales
Three months ended March 31, 2003	North America	Europe	Asia Pacific	Subtotal	Other	Total

Revenue from external customers	$25,799	$15,856	$3,461	$45,116	$1,183	$46,299

December 31, 2003

Long-lived assets	513,201	29,680	12,086	554,967	10,484	565,451

No one customer accounted for more than 10 percent of the Company's consolidated net revenues for the three months ended March 31, 2004 and March 31, 2003.

The accounting policies of the geographic regions are the same as those described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's 2003 Annual Report on Form 10-K/A.

8.	Comprehensive Loss

Components of accumulated other comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net loss	$(13,967)	$(7,354)

Foreign currency translation adjustment	(365)	1,739
Total comprehensive loss	$(14,332)	$(5,615)

9.	Net Loss Per Share

For the three months ended March 31, 2004 and 2003, the basic and diluted per share data is based on the weighted-average number of common shares and dilutive potential common shares outstanding

PANAVISION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Net Loss Per Share (Continued)

during the period. Potential common shares, consisting of outstanding stock options and warrants, are not included in the diluted loss per share calculation since they are antidilutive.

The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended March 31,
	2004	2003
Numerator:
Net loss	$(13,967)	$(7,354)
Accreted dividends on Redeemable Series B Preferred Stock	—	(1,319)
Series C Preferred Stock accumulated dividend	(765)	(172)
Series D Preferred Stock accumulated dividend	(4,485)	—
Numerator for basic and diluted loss per share – net loss attributable to common stockholders	$(19,217)	$(8,845)

	Three Months Ended March 31,
	2004	2003
Denominator:
Denominator for basic loss per share – weighted average shares	8,770	8,770
Effect of dilutive securities – stock options and warrants	—	—
Denominator for diluted loss per share – adjusted weighted average shares	8,770	8,770
Basic loss per share	$(2.19)	$(1.01)
Diluted loss per share	$(2.19)	$(1.01)

10.	Stock-Based Benefits

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which permits the Company to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"), which amends SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company has complied with the disclosure requirements of SFAS 148.

Had the Company applied the fair value recognition provision of FASB No. 123 to stock-based employee compensation, there would have been no effect on reported net loss or net loss per share for the three months ended March 31, 2004 and 2003.

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

Sales and other revenue is comprised of: (i) the manufacture and sale of lighting filters through Lee Filters in the United Kingdom and the United States; (ii) operations of EFILM, LLC ("EFILM"), which provide high-resolution scanning of film, digital color timing, laser film recording of digital video and high definition images to film, and digital mastering services to the motion picture and television industries; and (iii) sales of various consumable products, such as film stock, light bulbs and gaffer tape, which are used in all types of productions.

The Company considers revenue from international business to be that revenue which is generated from the rental of its equipment by productions that are located at production sites outside of the United States.

This section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003 and the Critical Accounting Policies as disclosed under item 7 in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003.

Results of Operations

The following discussion and analysis includes the Company's consolidated results of operations for 2004 as compared to 2003.

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

Camera Rental Operations

Camera rental revenue for the quarter ended March 31, 2004 was $30.8 million. Revenue increased $1.4 million, or 4.8%, compared to the quarter ended March 31, 2003. The increase principally reflects a positive translation effect of foreign exchange rate changes of approximately $2 million and, to a lesser degree, the inclusion of revenue from PANY Rental, Inc. ("PANY Rental") as a result of the Company's consolidation of PANY Rental's results of operations from the date it increased its ownership of PANY Rental to 67% in May 2003. Decreased revenues in the U.S. and Asia Pacific region, principally feature film revenues, partially offset the increase.

Cost of camera rental for the quarter ended March 31, 2004 was $16.4 million, as compared to $14.9 million for the quarter ended March 31, 2003. The increase in expense occurred due to higher international expenses attributable to foreign exchange rate changes and the inclusion of expenses from PANY Rental as a result of the Company's consolidation of PANY Rental's results of operations, as well as higher personnel and other costs to enhance customer service consistent with the Company's strategy. As a percentage of camera rental revenues, cost of camera rental increased from 50.7% for the quarter ended March 31, 2003 to 53.2% for the quarter ended March 31, 2004. Gross Margin from camera rental was $14.4 million for the quarter ended March 31, 2004 compared to $14.5 million for the quarter ended March 31, 2003.

PANAVISION INC.

Lighting Rental Operations

Lighting rental revenue for the quarter ended March 31, 2004 was $8.5 million, an increase of $1.7 million, or 25.4%, compared to the quarter ended March 31, 2003. The primary driver was inclusion of lighting rental revenues of $1.8 million from PANY Rental as a result of the Company's consolidation of PANY Rental's results of operations, and the positive translation effect of foreign exchange rates, partially offset by decreased revenues at Lee Lighting in the U.K.

Cost of lighting rental for the quarter ended March 31, 2004 was $8.1 million, an increase of $1.3 million, or 19.2%. The increase was primarily due to increased expense of $1.2 million related to consolidation of PANY Rental's lighting business and inclusion of the translation effect of foreign exchange rates, partially offset by decreased activity at Lee Lighting in the U.K. The decreased expense at Lee Lighting relates to the decreased revenues discussed above. Gross margin from lighting rental increased by $0.4 million for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003.

Sales and Other

Sales and other for the quarter ended March 31, 2004 was $15.6 million, an increase of $5.5 million, or 54.4%, from the quarter ended March 31, 2003. The increase was primarily due to continued growth in EFILM revenue of $3.6 million. The balance of the change was primarily due to international operations, principally attributable to foreign exchange rate changes.

Cost of sales and other for the quarter ended March 31, 2004 was $8.6 million, an increase of $2.4 million, or 37.9%. Costs increased $1.2 million due to the continued growth in revenue at EFILM, with the remaining increase due to higher translated expenses associated with the higher international revenues. Gross margin for sales and other increased by $3.1 million to $7.0 million for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003.

Operating Costs

Selling, general and administrative expenses for the quarter ended March 31, 2004 were $18.8 million, an increase of $0.1 million compared to the quarter ended March 31, 2003. While selling, general and administrative expenses were comparable for the quarters ended March 31, 2004 and March 31, 2003, there were several significant changes in the composition of these expenses. Activity for the quarter ended March 31, 2003 included severance expense of $4.0 million in connection with the departure of the Company's former Chief Executive Officer and Chief Financial Officer. Activity for the quarter ended March 31, 2004 included increased expenses at EFILM of $0.5 million related to expansion since the prior year, $1.0 million for expenses at PANY Rental which was not consolidated prior to June 2003, and approximately $0.9 million related to increased infrastructure expenses, primarily personnel related, to support future growth initiatives. The balance of the increase related principally to foreign exchange rate changes, consistent with the increase in international revenues as discussed earlier, and incentive compensation accruals.

Research and development expenses for the quarter ended March 31, 2004 were $1.5 million, an increase of $0.2 million, or 18.9%, from the quarter ended March 31, 2003. The change related to the Company's strategy to increase new product development efforts.

Interest, Taxes and Other

Net interest expense for the quarter ended March 31, 2004 was $7.9 million, a decrease of $0.3 million, or 3.5%, as compared to the quarter ended March 31, 2003. The decrease in expense primarily reflects lower debt balances compared to the prior quarter, offset in part by higher effective interest rates in 2004. The lower debt balances result from the contribution in 2003 of $90.9 million principal amount of the 9 5/8% Senior Subordinated Discount Notes due 2006 ("9 5/8% Notes") owned by Mafco Holdings Inc. ("Mafco Holdings") in exchange for equity and lower debt balances as a result of the January 2004 Refinancing (defined below in "Long-Term Debt"), as well as payments of scheduled amortization.

PANAVISION INC.

Foreign exchange gain for the quarter ended March 31, 2004 was $0.1 million as compared to a $0.9 million foreign exchange loss for the quarter ended March 31, 2003. The increase was primarily due to the effects of the fluctuating foreign currencies on the foreign currency denominated intercompany balances held in the U.S.

Refinancing expense of $6.5 million for the quarter ended March 31, 2004 reflects costs incurred in connection with the Company's January 2004 Refinancing and costs previously incurred in connection with the Company's Prior Credit Agreement (defined below in "Long-Term Debt"). These costs represent primarily lender and professional fees incurred by the Company.

The tax provision for the quarter ended March 31, 2004 was $1.5 million, as compared to a tax benefit of $3.0 million for the quarter ended March 31, 2003. For the quarter ended March 31, 2004 the Company recorded a $4.2 million tax benefit associated with domestic tax losses. In assessing the recoverability of the related increase to deferred tax assets, the Company increased its valuation allowance by $3.3 million, resulting in a net domestic tax benefit of $0.9 million. This was offset by a $2.4 million provision relating to profitable foreign operations, based on application of the Company's effective tax rate on full-year income, and foreign taxes withheld at source. See Note 6 to Consolidated Financial Statements included in the Form 10-K/A for a discussion of the Company's Tax Sharing Agreements.

Under applicable Internal Revenue Service regulations, as a result of the M&F Settlement (defined in Note 1 of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q), the Company may not join in filing a consolidated federal income tax return with either Mafco Holdings or the Company's subsidiaries until May 2006 without consent from the Internal Revenue Service. Accordingly, from the effective date of the M&F Settlement of March 3, 2002, the Company will file separate federal income tax returns for the Company and incorporated subsidiaries. The Company does not believe that deconsolidation of its federal income tax returns will have a material adverse effect on the Company's business or financial condition.

Liquidity and Capital Resources

The following table sets forth certain information from the Company's condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2004	2003
Net cash provided by (used in):
Operating activities	$(1,817)	$556
Investing activities	(5,774)	(7,172)
Financing activities	7,394	7,238

Cash used in operating activities for the three months ended March 31, 2004, totaled $1.8 million comprised of the net loss of $14.0 million, adjusted for depreciation and amortization of $11.4 million, and the net change in working capital (excluding cash) and other miscellaneous items of $0.8 million. Total investing activities of $5.8 million consisted of capital expenditures net of proceeds of dispositions. The majority of the capital expenditures were used to manufacture camera rental systems and accessories. Cash provided by financing activities was $7.4 million, which was comprised of repayments of $251.0 million under the Prior Credit Agreement, repayments of other long-term debt of $1.5 million, deferred financing costs of $0.4 million, borrowings of $135.6 million under the Amended Credit Agreement (defined below in "Long-Term Debt"), the issuance of $100.0 million of Senior Notes (net of discount), a capital contribution from Mafco Holdings of $22.7 million, net of transaction costs, and borrowing under a line of credit provided by Mafco Holdings of $2.0 million.

Cash provided by operating activities for the three months ended March 31, 2003, totaled $0.6 million comprised of the net loss of $7.4 million, adjusted for depreciation and amortization of $10.9 million, offset by the net change in working capital (excluding cash) and other miscellaneous items totaling $2.9 million. Total investing activities of $7.2 million consisted of capital expenditures. The majority of the capital expenditures were used to manufacture camera rental systems and accessories.

PANAVISION INC.

Cash provided by financing activities was $7.2 million, which was comprised of repayments of $3.8 million under the Prior Credit Agreement, deferred financing costs of $3.2 million, proceeds from the issuance of Series B Preferred Stock of $4.4 million and a capital contribution from Mafco Holdings of $9.8 million, net of transaction costs.

Long-Term Debt

The 9 5/8% Senior Subordinated Discount Notes Due 2006 ("9 5/8% Notes") were issued at a discount representing a yield to maturity of 9 5/8%. There were no periodic or interest payments through February 1, 2002. Thereafter, they bear interest at a rate of 9 5/8% per annum, payable semi-annually on February 1 and August 1 of each year, commencing August 1, 2002.

On August 13, 2003, MacAndrews & Forbes agreed to amend an existing line of credit provided to the Company to increase the amount available for borrowing from $4.0 million to $10.0 million and extend the maturity date to August 31, 2006 (as amended, the "MacAndrews Line"). In connection with an amendment to the Company's Prior Credit Agreement (as defined below), on November 12, 2003, MacAndrews & Forbes agreed to provide a second revolving line of credit (the "Second MacAndrews Line") in the amount of $10.0 million at a rate equal to 50 basis points above the rate provided for in the revolving facility pursuant to the Prior Credit Agreement and a maturity of April 15, 2004. As described below, in connection with the January 2004 Refinancing (as defined below), (i) amounts outstanding under the MacAndrews Line were retired in exchange for shares of Series D Preferred Stock (as defined below) and (ii) MacAndrews & Forbes increased the amount of the Second MacAndrews Line to $20.0 million and extended the maturity to April 16, 2009. As of March 31, 2004, the Company had availability under the Second MacAndrews line of approximately $14.6 million.

On June 4, 1998, the Company entered into a Credit Agreement with a syndicate of lenders (as subsequently amended on September 30, 1998, June 30, 1999, March 15, 2002, June 14, 2002, September 30, 2002, March 25, 2003 and November 12, 2003, the "Prior Credit Agreement"). The Company's obligations under the Prior Credit Agreement were secured by substantially all of the Company's assets. The Prior Credit Agreement was comprised of two facilities, the Term Facility and the Revolving Facility. As of December 31, 2003, amounts outstanding under the Prior Credit Agreement were $151.8 million and $99.2 million for the Term Facility and Revolving Facility, respectively. As described below, the Prior Credit Agreement was replaced with the Amended and Restated Credit Agreement pursuant to the January 2004 Refinancing.

On January 16, 2004, the Company consummated a series of transactions to refinance its indebtedness under the Prior Credit Agreement (the "January 2004 Refinancing"). As part of the January 2004 Refinancing, the Company sold, in a private placement, $104.2 million of senior secured notes (the "Senior Notes") bearing interest at a rate of 12.50%, payable quarterly, with a maturity date of January 16, 2009. The Senior Notes were sold at an original issue discount of approximately 4% for an aggregate purchase price of $100.0 million. The Senior Notes are secured by a second-priority lien on substantially all of the Company's assets. The indenture pursuant to which the Senior Notes were issued (the "2004 Indenture") requires that, among other provisions, the Company achieve certain EBITDA levels and abide by certain other restrictive covenants, including limitations on indebtedness, liens, disposition of assets, and certain restricted payments including dividends to stockholders. Upon certain events of default under the 2004 Indenture, the Senior Notes will bear interest at 2.5% above the rate otherwise applicable.

Also as part of the January 2004 Refinancing, the Company issued to PX Holding 215,274 shares of new Series D Cumulative Pay-in-Kind Preferred Stock, par value $0.01 per share (the "Series D Preferred Stock") in exchange for (a) 159,644 shares of Series C Cumulative Pay-in-kind Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock"), of the Company, held by PX Holding (together with approximately $13.2 million of accumulated dividends thereon); (b) $23.0 million in cash; (c) the retirement of all principal and interest (an aggregate of $10,180,930) owed as of January 16, 2004 under the MacAndrews Line; (d) 33.3 shares of common stock of PANY Rental, Inc. ("PANY Rental"), having a fair market value of $0.7 million (such that, as of January 16, 2004, the Company owned 100% of the

PANAVISION INC.

outstanding shares of PANY Rental); (e) the retirement of all amounts (consisting of $630,780 in principal and $82,913 in accrued and unpaid interest) owed by PANY Rental to PX Holding pursuant to a certain promissory note held by PX Holding; and (f) the retirement of all amounts (consisting of $7.8 million in principal and unpaid interest) owed to Mafco Holdings under a certain promissory note in the principal amount of $6.7 million, dated July 1, 2002, issued by the Company to M & F Worldwide and subsequently acquired by Mafco Holdings. The Series D Preferred Stock is non-voting, has a liquidation preference of $1,000 per share plus accrued and unpaid dividends, and entitles the holder to cumulative dividends at a rate of 10% per annum regardless of whether declared or earned. Additionally, the Series D Preferred Stock is subject to redemption in certain circumstances upon a change of control. The Company also issued to PX Holding 1,381,690 shares of new Series E Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share, (the "Series E Preferred Stock") in exchange for 1,381,690 shares of Series A Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"). The Series E Preferred Stock is entitled to one vote per share, voting together with the Common Stock as a single class, has a liquidation preference of $1.00 per share plus accrued and unpaid dividends, and provides for non-cumulative cash dividends at an annual rate of $0.05 per share if declared by the Company. As a result of the January 2004 Refinancing transactions, all of the outstanding shares of Series A and Series C Preferred Stock were transferred to the Company. In addition, MacAndrews & Forbes increased the amount of the Second MacAndrews Line to $20.0 million and extended the maturity to April 16, 2009.

The Company used proceeds from the sale of the Senior Notes and the issuance of Series D Preferred Stock to reduce the indebtedness under the Prior Credit Agreement by $115.4 million, and replaced the Prior Credit Agreement with an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with the lenders under the Prior Credit Agreement. The Amended Credit Agreement provides for a single term loan facility in the principal amount of $135.6 million repayable in quarterly installments with a final maturity of January 12, 2007, except that the term facility shall be due on September 5, 2005 if any of the 9 5/8% Notes remain outstanding on that date. The term facility bears interest at either the ABR or Eurodollar Rate (as defined in the Amended Credit Agreement) plus a margin of 5.25% in the case of ABR loans or 6.25% in the case of Eurodollar Loans. The term facility under the Amended Credit Agreement is secured on substantially the same basis as indebtedness under the Prior Credit Agreement. In connection with the Amended Credit Agreement, the Company paid fees to lenders and professional advisors of approximately $3.5 million, including an original issue discount fee of approximately $2.0 million. Approximately $3.1 million of the fees paid were expensed in 2004.

Under the Amended Credit Agreement, the Company is required to repay $5.0 million in principal in 2004, whereas under the Prior Credit Agreement the Company would have been required to make principal payments of approximately $221.1 million in 2004. In addition, the Amended Credit Agreement revised certain financial tests and other restrictive covenants set forth in the Prior Credit Agreement, including required EBITDA (as defined), limitations on indebtedness, and other provisions. As defined in the Amended Credit Agreement and 2004 Indenture, EBITDA includes adjustments for severance expense, refinancing expense, foreign exchange gain or loss, and other non-cash charges. As of March 31, 2004, $134.4 million was outstanding under the Amended Credit Agreement.

As a result of the January 2004 Refinancing, in accordance with Statement of Financial Accounting Standards No. 6, "Classification of Short-Term Obligations Expected to be Refinanced" ("SFAS 6"), the Company reclassified $246.0 million of the refinanced debt to long-term debt as of December 31, 2003.

Although there can be no assurance, the Company expects that cash flows from operations, borrowings under the revolving line of credit, and cash equity contributions and advances from affiliates will be sufficient to enable the Company to meet its anticipated operating, capital spending and debt service requirements through at least the next twelve months.

Capital Expenditures, Liquidity Requirements and Other

The Company intends to use cash provided by operating activities and its revolving lines of credit to make additional capital expenditures primarily to manufacture camera systems and accessories and

PANAVISION INC.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements.

Contractual Obligations

The Company has certain cash obligations and other commercial commitments that will affect its short and long-term liquidity. At March 31, 2004, such obligations and commitments were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	Between 1-3 Years	Between 4-5 Years	After 5 Years
Long-term debt	$307,659	$6,672	$195,166	$105,821	$—
Operating leases	36,087	10,348	14,791	7,505	3,443
Total	$343,746	$17,020	$209,957	$113,326	$3,443

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

SFAS No. 142, "Goodwill and Other Intangible Assets"

The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets," ("SFAS 142") on January 1, 2002. SFAS 142 requires that goodwill and indefinite-lived intangible assets not be amortized but, instead, tested at least annually for impairment while intangible assets that have finite useful lives continue to be amortized over their respective useful lives. Accordingly, the Company ceased amortization of goodwill and tradename on January 1, 2002, and will continue to amortize intangible assets with finite useful lives over their respective useful lives. SFAS 142 requires that goodwill be tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit's assets and liabilities under a hypothetical purchase price allocation.

The Company performed an impairment test relating to its goodwill and tradename as of January 1, 2002, December 31, 2002 and December 31, 2003, and found that the fair values of its goodwill and its tradename are in excess of carrying value.

The Company believes that there have been no material changes in the fair values of its goodwill and tradename as of March 31, 2004.

PANAVISION INC.

Forward-Looking Statements

This quarterly report on Form 10-Q for the quarter ended March 31, 2004, as well as certain of the Company's other public documents and statements and oral statements, contain forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements. In addition, estimates of cost savings included in this Form 10-Q are based on various assumptions that are subject to inherent uncertainty and actual cost savings could vary from these estimates. Further, the Company encourages investors to read the summary of its critical accounting policies included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company manages its exposure to these market risks through its regular operating and financing activities. Item 7A of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003 presents quantitative and qualitative disclosures about market risk as of December 31, 2003. As of March 31, 2004, there have been no material changes in the Company's market risk since December 31, 2003.

Item 4.    Controls and Procedures

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files or submits under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PANAVISION INC.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

No material legal proceedings are pending.

Item 2.	Changes in Securities

In connection with the January 2004 Refinancing, on January 16, 2004, the Company issued to PX Holding 215,274 shares of Series D Preferred Stock and 1,381,690 shares of Series E Preferred Stock, each in private transactions pursuant to Section 4(2) of the Securities Act. The purchaser was an "accredited investor" as defined in Rule 501 of Regulation D. For a description of the consideration received by the Company in the issuance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Long-Term Debt."

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

The Series D and Series E Preferred Stock rank ahead of the Company's Common Stock with respect to the payment of distributions and, accordingly, unless all dividends due on the Series D and Series E have been paid in full, there are restrictions on the payment or declaration of any dividends or other distributions upon the Common Stock of the Company. In addition, the indenture governing the Senior Notes provides for certain restrictions on the Company making any "restricted payments" which are defined to include, among other things, dividends on the Company's capital stock.

As a result of the January 2004 Refinancing, all of the outstanding shares of Series A Non-Cumulative Participating Preferred Stock, $0.01 par value, and Series C Cumulative Pay-in-Kind Preferred Stock, $0.01 par value, were transferred to the Company.

Item 3.	Defaults Upon Senior Securities

There were no events of default upon senior securities during the quarter ended March 31, 2004.

As of May 14, 2004, the Company has accumulated approximately $4.5 million of unpaid dividends on the Series D Preferred Stock with the agreement of the holders thereof. Dividends on the Series D Preferred Stock are cumulative and payable, at the option of the Company, in cash and/or additional shares of Series D Preferred Stock.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2004.

Item 5.	Other Information

No additional information need be presented.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

3	Certificate of Incorporation and By-Laws

3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).**

3.2	Restated By-Laws of the Company (incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).**

3.3	Certificate of the Designations, Powers, Preferences and Rights of Series D Cumulative Pay-in-Kind Preferred Stock of Panavision Inc. (incorporated herein by reference to Exhibit 3.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).**

3.4	Certificate of the Designations, Powers, Preferences and Rights of Series E Non-Cumulative Perpetual Participating Preferred Stock of Panavision Inc. (incorporated herein by reference to Exhibit 3.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).**

4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Amended and Restated Senior Subordinated Line of Credit Agreement dated January 16, 2004, between Panavision Inc. and MacAndrews & Forbes Holdings Inc. (incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).**

4.2	Indenture, dated as of January 16, 2004, between Panavision Inc. and Wilmington Trust Company, as Trustee, relating to the Company's 12.50% Senior Secured Notes due 2009 (incorporated herein by reference to Exhibit 4.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).**

4.3	Form of 12.50% Senior Secured Note due 2009 (incorporated herein by reference to Exhibit 4.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).**

4.4	Amended and Restated Credit Agreement, dated as of May 28, 1998, as amended and restated as of January 16, 2004, among Panavision Inc., the several lenders named therein, and JP Morgan Chase Bank, as Administrative Agent (incorporated herein by reference to Exhibit 4.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).**

10	Material Contracts

10.1	Letter Agreement dated as of January 16, 2004, among Mafco Holdings Inc., MacAndrews & Forbes Holdings Inc., PX Holding Corporation and Panavision Inc.(incorporated herein by reference to Exhibit 4.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).**

31	Section 302 Certifications

31.1	Certification of Robert L. Beitcher, Chief Executive Officer, dated May 14, 2004.*

31.2	Certification of Bobby G. Jenkins, Chief Financial Officer, dated May 14, 2004.*

32	Section 906 Certifications

32.1	Certifications of Robert L. Beitcher, Chief Executive Officer, and Bobby G. Jenkins, Chief Financial Officer, dated May 14, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*
*	Filed herewith.
**	Previously filed.

(b)	Reports on Form 8-K.

On January 20, 2004, the Company filed a Current Report on Form 8-K dated January 20, 2004. The Form 8-K reported at Item 5 that the Company issued a press release announcing completion of the Company's refinancing activities.

PANAVISION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANAVISION INC.

Date:	May 14, 2004	By:	/s/ ROBERT L. BEITCHER
Robert L. Beitcher President and Chief Executive Officer
		By:	/s/ BOBBY G. JENKINS
Bobby G. Jenkins Executive Vice President, Chief Financial Officer and Principal Accounting Officer