Form 10-Q
period 2004-06-30
PANAVISION INC
filed 2004-08-13
CIK 1022911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 12, 2004, there were 8,769,919 shares of Panavision Inc. Common Stock, par value $0.01 per share, outstanding.

PANAVISION INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2004

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

The financial information herein and management's discussion thereof include consolidated data for Panavision Inc. ("Registrant" or "Panavision") and its subsidiaries. Registrant and its subsidiaries are sometimes herein referred to collectively as the "Company".

PANAVISION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Camera rental	$26,755	$26,098	$57,599	$55,527
Lighting rental	10,955	9,470	19,477	16,264
Sales and other	16,249	12,866	31,805	22,942
Total rental revenue and sales	53,959	48,434	108,881	94,733
Cost of camera rental	16,125	15,441	32,524	30,309
Cost of lighting rental	9,837	8,685	17,981	15,515
Cost of sales and other	8,563	7,265	17,139	13,485
Gross margin	19,434	17,043	41,237	35,424
Selling, general and administrative expenses	19,039	15,716	37,821	34,422
Research and development expenses	1,460	1,330	2,920	2,558
Operating income (loss)	(1,065)	(3)	496	(1,556)
Interest income	30	67	48	112
Interest expense	(7,907)	(7,280)	(15,800)	(15,462)
Foreign exchange gain (loss)	234	211	485	(752)
Refinancing expense	—	—	(6,470)	—
Other income, net	1,441	796	1,477	1,102
Loss before income taxes	(7,267)	(6,209)	(19,764)	(16,556)
Income tax (provision) benefit	(280)	2,527	(1,750)	5,520
Net loss	$(7,547)	$(3,682)	$(21,514)	$(11,036)
Net loss attributable to common stockholders	$(13,041)	$(7,683)	$(32,258)	$(16,528)
Net loss per share – basic and diluted	$(1.49)	$(0.87)	$(3.68)	$(1.88)
Shares used in computation – basic and diluted	8,770	8,770	8,770	8,770

See accompanying notes.

PANAVISION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2004	December 31, 2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$10,593	$9,079
Accounts receivable (net of allowance of $1,512 in 2004 and $2,586 in 2003)	30,184	29,255
Inventories	13,704	11,931
Prepaid expenses	4,437	4,330
Due from related parties	161	628
Other current assets	2,584	1,248
Total current assets	61,663	56,471
Property, plant and equipment, net	211,633	220,704
Goodwill, net	264,417	264,548
Patents and trademarks, net	66,992	67,258
Other assets	9,709	12,941
Total assets	$614,414	$621,922

See accompanying notes.

PANAVISION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2004	December 31, 2003
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,093	$6,685
Accrued liabilities	30,361	28,955
Due to related parties	2,835	2,643
Current maturities of long-term debt	7,668	5,885
Total current liabilities	51,957	44,168
Long-term debt	294,791	312,388
Note payable to affiliate	7,889	21,401
Deferred tax liabilities, net	28,189	30,060
Other liabilities	7,666	7,909
Due to related parties	1,389	1,326
Commitments and Contingencies
Stockholders' equity:
Series A Non-Cumulative Perpetual Participating Preferred Stock, $0.01 par value; 1,500,000 shares authorized; 1,381,690 shares issued and outstanding at December 31, 2003 (liquidation preference of $1 per share plus declared and unpaid dividends)	—	14
Series C Cumulative Pay-in-Kind Preferred Stock, $0.01 par value; 200,000 shares authorized; 159,644 shares issued and outstanding at December 31, 2003 (liquidation preference of $1,000 per share plus accrued and unpaid dividends)	—	2
Series D Cumulative Pay-in-Kind Preferred Stock, $0.01 par value; 300,000 shares authorized; 215,274 shares issued and outstanding at June 30, 2004 (liquidation preference of $1,000 per share plus accrued and unpaid dividends)	2	—
Series E Non-Cumulative Perpetual Participating Preferred Stock, $0.01 par value; 1,500,000 shares authorized; 1,381,690 shares issued and outstanding at June 30, 2004 (liquidation preference of $1 per share plus declared and unpaid dividends)	14	—
Common Stock, $0.01 par value; 50,000,000 shares authorized; 8,769,919 shares issued and outstanding at June 30, 2004 and December 31, 2003	88	88
Additional paid-in capital	370,945	329,127
Revaluation capital	333,199	333,199
Accumulated deficit	(483,309)	(461,795)
Accumulated other comprehensive income	1,594	4,035
Total stockholders' equity	222,533	204,670
Total liabilities and stockholders' equity	$614,414	$621,922

See accompanying notes.

PANAVISION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2004	2003
Operating activities
Net loss	$(21,514)	$(11,036)
Adjustments to derive net cash provided by (used in) operating activities:
Depreciation and amortization	22,290	21,440
Write-off of deferred financing costs	3,436	—
Gain on dispositions of property and equipment	(1,824)	(622)
Amortization of deferred financing costs	646	1,869
Dividends received from equity investments	1,112	—
Deferred income tax benefit	(1,871)	(6,524)
Changes in operating assets and liabilities:
Accounts receivable	(929)	1,310
Inventories	(1,773)	(820)
Prepaid expenses and other current assets	(2,187)	(702)
Due from related parties	467	2,861
Accounts payable	4,408	2,048
Accrued liabilities	1,406	(3,256)
Due to related parties	581	763
Other, net	(177)	357
Net cash provided by operating activities	4,071	7,688
Investing activities
Capital expenditures	(12,893)	(13,438)
Proceeds from dispositions of property and equipment	2,462	774
Other	—	9
Net cash used in investing activities	(10,431)	(12,655)
Financing activities
Borrowings under Amended Credit Agreement	135,600	—
Proceeds from issuance of Senior Notes	100,000	—
Repayments of long-term debt	(254,172)	(10,130)
Deferred financing costs	(938)	(3,155)
Proceeds from issuance of Series B Preferred Stock *	—	4,372
Proceeds from issuance of Series C Preferred Stock *	—	9,800
Capital contribution *	22,730	—
Borrowings under notes payable to affiliate	4,500	—
Net cash provided by financing activities	7,720	887
Effect of exchange rate changes on cash	154	354
Net increase (decrease) in cash and cash equivalents	1,514	(3,726)
Cash and cash equivalents at beginning of period	9,079	12,647
Cash and cash equivalents at end of period	$10,593	$8,921

*	net of transaction costs

See accompanying notes.

PANAVISION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2004	2003
Supplemental cash flow information
Interest paid during the period	$14,882	$15,639
Income taxes paid during the period	$1,036	$1,562

Supplemental non-cash financing activities

As described in Note 4 of the Notes to Condensed Consolidated Financial Statements, in January, 2004 the Company issued to PX Holding Corporation ("PX Holding") 1,381,690 shares of new Series E Non-Cumulative Perpetual Participating Preferred Stock ("Series E Preferred Stock") in exchange for 1,381,690 shares of Series A Non-Cumulative Perpetual Participating Preferred Stock ("Series A Preferred Stock"), which constituted all of the outstanding Series A Preferred Stock.

As described in Note 4 of the Notes to Condensed Consolidated Financial Statements, in January, 2004 the Company issued to PX Holding 215,274 shares of new Series D Cumulative Pay-in-Kind Preferred Stock ("Series D Preferred Stock") in exchange for, among other consideration, 159,644 shares of Series C Cumulative Pay-in-Kind Preferred Stock ("Series C Preferred Stock") held by PX Holding, which constituted all of the outstanding Series C Preferred Stock. The other consideration included the contribution or retirement of various related party notes and Mafco Holdings Inc.'s one-third interest in the common stock of PANY Rental, Inc. Total book value, which approximates fair value, of the non-cash consideration was approximately $19.0 million.

In connection with a May, 2004 sale of certain property and equipment, the Company received, in addition to cash proceeds, promissory notes totaling approximately $1.5 million.

During the six months ended June 30, 2004, the Company acquired rental equipment by entering into capital leases totaling approximately $2.4 million.

On March 27, 2003, Mafco Holdings Inc. contributed $90.9 million principal amount of 9 5/8% Senior Subordinated Discount Notes Due 2006 (the "9 5/8% Notes") and $10.0 million in cash to the Company in exchange for 102,220 shares of Series C Cumulative Pay-in-Kind Preferred Stock, which it contributed to the capital of PX Holding, and PX Holding contributed to the Company 53,571 shares of Series B Cumulative Pay-in-Kind Preferred Stock ("the Series B Preferred Stock") in exchange for 57,424 shares of Series C Preferred Stock. As a result of this transaction, all of the outstanding Series B Preferred Stock was transferred to the Company. In connection with the contribution of the 9 5/8% Notes by the majority shareholder, deferred tax assets associated with these 9 5/8% Notes of $18.0 million were charged against additional paid-in capital.

For the six months ended June 30, 2003, the Company recorded an accreted dividend of $1.3 million on the Series B Preferred Stock.

See accompanying notes.

PANAVISION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Preparation

The Company is an indirect majority-owned subsidiary of Mafco Holdings Inc. ("Mafco Holdings" or "Parent"), a corporation whose sole stockholder is Ronald O. Perelman. The Company's principal business operations are conducted through its subsidiaries.

As also described in Note 2 of the Company's 2003 Annual Report on Form 10-K/A, on April 19, 2001, M&F Worldwide Corp. ("M&F Worldwide") purchased from PX Holding, a wholly owned subsidiary of Mafco Holdings, all 7,320,225 shares (the "Purchased Shares") of the Company's Common Stock held by PX Holding (the "M&F Purchase"). The Purchased Shares constituted approximately 83.5% of the Company's then outstanding Common Stock. As a result of the purchase, Mafco Holdings increased its indirect interest in M&F Worldwide to a majority position.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company's 2003 Annual Report on Form 10-K/A.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

The condensed consolidated financial statements include the accounts of Panavision and its majority-owned subsidiaries. All significant intercompany amounts and transactions have been eliminated.

Certain amounts in previously issued financial statements have been reclassified to conform to the 2004 presentation.

PANAVISION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.    Use of Estimates and Assumptions

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including the collectibility of receivables and the realizability of assets such as fixed assets and deferred taxes. Actual results could differ from such estimates.

3.    Inventories

Inventories consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Finished goods	$3,339	$2,601
Work-in-process	296	302
Component parts	4,314	2,048
Spare parts and supplies	1,200	1,539
Goods purchased for resale	4,555	5,441
	$13,704	$11,931

4.    Long-Term Debt

Long-term debt, including current maturities, consists of the following (in thousands):

	June 30, 2004	December 31, 2003
Amended and Restated Credit Agreement	$133,100	$—
12.50% Senior Notes Due 2009	100,275	—
Prior Credit Agreement:
Revolving Facility	—	99,200
Term Facility	—	151,792
9 5/8% Senior Subordinated Discount Notes Due 2006	65,218	65,353
Notes payable to affiliate	7,889	21,401
Other (including capital lease obligations)	3,866	1,928
	310,348	339,674
Less: Current maturities	7,668	5,885
Total Long-Term Debt	$302,680	$333,789

The 9 5/8% Notes were issued at a discount representing a yield to maturity of 9 5/8%. There were no periodic or interest payments through February 1, 2002. Thereafter, they bear interest at a rate of 9 5/8% per annum, payable semi-annually on February 1 and August 1 of each year, commencing August 1, 2002.

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
(Unaudited)

4.    Long-Term Debt (Continued)

amounts outstanding under the MacAndrews Line were retired in exchange for shares of new Series D Cumulative Pay-in-Kind Preferred Stock, par value $0.01 per share (the "Series D Preferred Stock") and (ii) MacAndrews & Forbes increased the amount of the Second MacAndrews Line to $20.0 million and extended the maturity to April 16, 2009. As of June 30, 2004, the Company had drawn approximately $7.9 million against the Second MacAndrews line.

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

Also as part of the January 2004 Refinancing, the Company issued to PX Holding 215,274 shares of Series D Preferred Stock in exchange for (a) 159,644 shares of Series C Cumulative Pay-in-kind Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock"), of the Company, held by PX Holding (together with approximately $13.2 million of accumulated dividends thereon); (b) $23.0 million in cash; (c) the retirement of all principal and interest (an aggregate of $10,180,930) owed as of January 16, 2004 under the MacAndrews Line; (d) 33.3 shares of common stock of PANY Rental, Inc. ("PANY Rental"), having a fair market value of $0.7 million (such that, as of January 16, 2004, the Company owned 100% of the outstanding shares of PANY Rental); (e) the retirement of all amounts (consisting of $630,780 in principal and $82,913 in accrued and unpaid interest) owed by PANY Rental to PX Holding pursuant to a certain promissory note held by PX Holding; and (f) the retirement of all amounts (consisting of $7.8 million in principal and unpaid interest) owed to Mafco Holdings under a certain promissory note in the principal amount of $6.7 million, dated July 1, 2002, issued by the Company to M & F Worldwide and subsequently acquired by Mafco Holdings. The Company also issued to PX Holding 1,381,690 shares of new Series E Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share, (the "Series E Preferred Stock") in exchange for 1,381,690 shares of Series A Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"). As a result of the January 2004 Refinancing transactions, all of the outstanding shares of Series A and Series C Preferred Stock were transferred to the Company and a Certificate of Elimination was filed for each series. In addition, MacAndrews & Forbes increased the amount of the Second MacAndrews Line to $20.0 million and extended the maturity to April 16, 2009.

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

Under the Amended Credit Agreement, the Company is required to repay $5.0 million in principal during 2004 in payments of $1.25 million due at the end of each quarter, whereas under the Prior Credit Agreement the Company would have been required to make principal payments of approximately $221.1 million in 2004. In addition, the Amended Credit Agreement revised certain financial tests and other restrictive covenants set forth in the Prior Credit Agreement, including required EBITDA (as defined), limitations on indebtedness, and other provisions. As defined in the Amended Credit Agreement and 2004 Indenture, EBITDA includes adjustments for severance expense, refinancing expense, foreign exchange gain or loss, and other non-cash charges. As of June 30, 2004, $133.1 million was outstanding under the Amended Credit Agreement.

As a result of the refinancing, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 6, "Classification of Short-Term Obligations Expected to be Refinanced" ("SFAS 6"), the Company reclassified $246.0 million of the refinanced debt to long-term debt as of December 31, 2003.

5.    Preferred Stock Transactions

In connection with a March 2003 amendment to the Prior Credit Agreement, all the Series B Preferred Stock was contributed back to the Company and 102,220 shares of Series C Preferred Stock were issued. The Series C Preferred Stock was non-voting; had a liquidation preference of $1,000 per share plus accrued and unpaid dividends; and entitled the holder to cumulative dividends at a rate of 10% per annum regardless of whether declared or earned. In addition, the Series C Preferred Stock was subject to redemption in certain circumstances upon a change of control.

On January 16, 2004, as part of the January 2004 Refinancing, the Company issued to PX Holding 215,274 shares of new Series D Preferred Stock. The Series D Preferred Stock is non-voting, has a liquidation preference of $1,000 per share plus accrued and unpaid dividends, and entitles the holder to cumulative dividends at a rate of 10% per annum regardless of whether declared or earned. Additionally, the Series D Preferred Stock is subject to redemption in certain circumstances upon a change of control. The Company also issued to PX Holding 1,381,690 shares of Series E Preferred Stock in exchange for 1,381,690 shares of Series A Preferred Stock. The Series E Preferred Stock is entitled to one vote per share, voting together with the Common Stock as a single class, has a liquidation preference of $1.00 per share plus accrued and unpaid dividends, and has the same dividend rights as the Series A Preferred Stock, described below.

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

7.    Segment Information

The Company has two reportable segments: the rental of camera systems, lighting systems and other equipment, and the sales of related products (Rental and Sales); and the high-resolution scanning of film, digital color timing, laser film recording of digital video and high definition images to film, and digital mastering services (Post Production). The Company's activities are conducted through owned-and-operated facilities and the Company's network of independent agents in a number of geographic locations, principally the United States and the United Kingdom.

The following table presents revenue and other financial information for the Company by segment (in thousands):

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
	Rental and Sales	Post Production	Total	Rental and Sales	Post Production	Total
Revenue from external customers	$46,979	$6,980	$53,959	$44,125	$4,309	$48,434
Segment operating income (loss)	$(1,203)	$1,030	$(173)	$1,492	$(446)	$1,046
Corporate and other			(892)			(1,049)
Operating income (loss)			$(1,065)			$(3)

PANAVISION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.    Segment Information (Continued)

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	Rental and Sales	Post Production	Total	Rental and Sales	Post Production	Total
Revenue from external customers	$96,029	$12,852	$108,881	$88,113	$6,620	$94,733
Segment operating income (loss)	$1,404	$1,300	$2,704	$5,906	$(1,999)	$3,907
Corporate and other			(2,208)			(5,463)
Operating income (loss)			$496			$(1,556)

	June 30, 2004			December 31, 2003
	Rental and Sales	Post Production	Total	Rental and Sales	Post Production	Total
Segment assets	$264,517	$25,180	$289,697	$269,832	$21,865	$291,697
Corporate and other			324,717			330,225
Total assets			$614,414			$621,922

8.    Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(7,547)	$(3,682)	$(21,514)	$(11,036)
Foreign currency translation adjustment	(2,076)	3,912	(2,441)	5,651
Total comprehensive income (loss)	$(9,623)	$230	$(23,955)	$(5,385)

9.    Net Loss Per Share

For the three-month and six-month periods ended June 30, 2004 and 2003, the basic and diluted per share data is based on the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares, consisting of outstanding stock options and warrants, are not included in the diluted loss per share calculation since they are antidilutive.

PANAVISION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.    Net Loss Per Share (Continued)

The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net loss	$(7,547)	$(3,682)	$(21,514)	$(11,036)
Accreted dividends on Redeemable Series B Preferred Stock	—	—	—	(1,319)
Series C Preferred Stock accumulated dividend	—	(4,001)	(765)	(4,173)
Series D Preferred Stock accumulated dividend	(5,494)	—	(9,979)	—
Numerator for basic and diluted loss per share – net loss attributable to common stockholders	$(13,041)	$(7,683)	$(32,258)	$(16,528)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Denominator:
Denominator for basic loss per share – weighted average shares	8,770	8,770	8,770	8,770
Effect of dilutive securities – stock options and warrants	—	—	—	—
Denominator for diluted loss per share – adjusted weighted average shares	8,770	8,770	8,770	8,770
Basic loss per share	$(1.49)	$(0.87)	$(3.68)	$(1.88)
Diluted loss per share	$(1.49)	$(0.87)	$(3.68)	$(1.88)

10.    Other Income (Expense), Net

The components of Other income (expense), net for the three-month and six-month periods ended June 30, 2004 and 2003 are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net gain on sales of property and equipment	$1,683	$188	$1,824	$240
Minority interest income (expense)	(209)	169	(248)	479
Loss of equity affiliates	(80)	(203)	(102)	(190)
Insurance settlement	—	724	—	724
Other	47	(82)	3	(151)
Total Other income (expense), net	$1,441	$796	$1,477	$1,102

PANAVISION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.    Stock-Based Benefits

The Company follows the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which permits the Company to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed.

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

Had the Company applied the fair value recognition provision of FASB No. 123 to stock-based employee compensation, there would have been no effect on reported net loss or net loss per share for the three-month and six- month periods ended June 30, 2004 and 2003.

12.    Acquisition of Minority Interest in PANY Rental, Inc.

On May 30, 2003, the Company purchased an additional 1/3 interest in PANY Rental for a combined purchase price of $333,000, increasing the Company's ownership interest from a 1/3 interest to a 2/3 interest. As a result of this increased ownership interest, the Company consolidated the financial position and results of operations of PANY Rental in the accompanying consolidated financial statements, the effects of which were immaterial. In addition, on May 30, 2003, PX Holding purchased the remaining 1/3 interest in PANY Rental for a purchase price of $700,000 and purchased a promissory note payable by PANY Rental with a principal amount plus accrued interest of approximately $700,000. The purchase price for this promissory note plus accrued interest was approximately $700,000.

As discussed in Note 4 to the Condensed Consolidated Financial Statements, as part of the January 2004 Refinancing, the Company issued to PX Holding 215,274 shares of Series D Preferred Stock in exchange for, among other items, the remaining 1/3 interest in PANY Rental. As a result, as of January 16, 2004, the Company owned 100% of the outstanding shares of PANY Rental.

PANY Rental holds an exclusive license to rent the Company's camera systems in the New York market and a license to use the Panavision trademark in connection with the rental of camera systems and related equipment to customers.

13.    Recent Developments

On August 6, 2004, the Company sold its 80% interest in EFILM, LLC, ("EFILM') to Deluxe Laboratories, Inc. ("Deluxe"), the holder of the remaining 20% interest in EFILM, for total consideration of $32.5 million, including $27.5 million in cash and a promissory note for $5 million (the "EFILM Sale"). The Company estimates it will recognize a gain on the sale in the range of $15 million.

The EFILM Sale will result in the elimination of EFILM's EBITDA from the EBITDA counted for the purposes of the minimum EBITDA and other financial covenants under the Amended Credit Agreement and 2004 Indenture. Although there can be no assurance, the Company anticipates that additional EBITDA resulting from the reinvestment of the proceeds from the EFILM Sale during the

PANAVISION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.    Recent Developments (Continued)

3rd Quarter of 2004, as permitted under the Company's Amended Credit Agreement and the 2004 Indenture, should enable the Company to remain in compliance with its minimum EBITDA and other financial covenants. In the absence of such reinvestment, however, it is possible that the Company may not be in compliance with the financial covenants for the four-quarter period ending September 30, 2004 as a result of the EFILM EBITDA elimination and potential lower-than-expected motion picture industry activity. In the event that the Company is unable to meet its required covenants for the period ending September 30, 2004, the Company would be required to seek waivers or amendments of such covenants in the Amended Credit Agreement and 2004 Indenture. Although the lenders under the Amended Credit Agreement and 2004 Indenture have accommodated the Company to date and the Company believes that the lenders will continue to do so, there can be no assurance that they will continue to do so nor can there be any assurance that the Company could successfully effect any alternate financing to replace the Amended Credit Agreement or other debt if repayment is accelerated

Principally to provide a mechanism for the reinvestment of the proceeds of the EFILM Sale, on August 11, 2004, the Company and the other parties to the Amended Credit Agreement entered into an amendment and waiver to the Amended Credit Agreement ("First Amendment and Waiver"). Such reinvestment includes the Company's recent acquisition of Technovision France, a supplier of camera systems to the motion picture, television and television commercials markets in France. To provide a similar mechanism for the reinvestment of the proceeds of the EFILM Sale under the 2004 Indenture, on August 11, 2004, the Company and Wilmington Trust Company, as Trustee, entered into a supplemental indenture ("Supplemental Indenture").

Revenue and income (loss) before income taxes of EFILM for the three-month and six-month periods ending June 30, 2004 and 2003 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$6,980	$4,309	$12,852	$6,620
Income (loss) before income taxes	$1,048	$(523)	$1,331	$(2,071)

Major categories of assets and liabilities of EFILM as of June 30, 2004 and December 31, 2003 were as follows (in thousands):

	June 30, 2004	December 31, 2003
	(Unaudited)
Current assets	$9,315	$5,743
Fixed assets	9,727	10,451
Other assets	41	33
Due to affiliate – short term	(2,187)	(1,453)
Other current liabilities	(2,388)	(1,997)
Notes payable to affiliate	(3,708)	(3,608)
Due to affiliate – long term	(1,389)	(1,326)
Members' Equity	$9,411	$7,843

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

The Company's lighting rental operations generate revenue through the rental of lighting, lighting grip, transportation and distribution equipment, as well as mobile generators, which are all used in the production of feature films, television programs, commercials and other events. The Company owns and operates lighting rental facilities in the United States, United Kingdom and Australia. Revenue generated by Lee Lighting, the Company's lighting rental facility located in the United Kingdom, generates the majority of the Company's lighting rental operations revenue.

Sales and other revenue is comprised of: (i) the manufacture and sale of lighting filters through Lee Filters in the United Kingdom and the United States; (ii) operations of EFILM, LLC, ("EFILM"), which provides high-resolution scanning of film, digital color timing, laser film recording of digital video and high definition images to film, and digital mastering services to the motion picture and television industries, and (iii) sales of various consumable products, such as film stock, light bulbs and gaffer tape, which are used in all types of productions. In August, 2004 the Company sold its interest in EFILM.

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

Results of Operations

The following discussion and analysis includes the Company's consolidated results of operations for 2004 as compared to 2003.

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

Camera Rental Operations

(in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2004	2003		%
Rental revenue	$26,755	$26,098	$657	2.5%
Cost of rentals	16,125	15,441	684	4.4%
Gross margin	$10,630	$10,657	$(27)	(0.3%)
Cost %	60.3%	59.2%

The increase in camera rental revenue principally reflects a positive translation effect of foreign exchange rate changes of approximately $1 million and, to a lesser degree, the inclusion of revenue from PANY Rental, Inc. ("PANY Rental") as a result of the Company's consolidation of PANY Rental's results of operations from the date it increased its ownership of PANY Rental to 67% in May 2003, partially offset by decreased revenues in Europe and the Asia Pacific region.

PANAVISION INC.

The increase in cost of rentals occurred due to higher international expenses attributable to foreign exchange rate changes and the inclusion of expenses from PANY Rental as a result of the Company's consolidation of PANY Rental's results of operations, as well as higher personnel and other costs to enhance customer service consistent with the Company's strategy. The increases were partially offset by decreased commissions paid to the Company's third party agents due to decreased revenues from these agents.

Lighting Rental Operations

(in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2004	2003		%
Rental revenue	$10,955	$9,470	$1,485	15.7%
Cost of rentals	9,837	8,685	1,152	13.3%
Gross margin	$1,118	$785	$333	42.4%
Cost %	89.8%	91.7%

The primary factor causing the increase in lighting rental revenue was an increase in lighting rental revenues of $1.7 million from PANY Rental as a result of the Company's consolidation of PANY Rental's results of operations since June 1, 2003, and the positive effect of foreign exchange rate changes on revenues from international operations, partially offset by decreased revenues at Lee Lighting in the United Kingdom. Cost of rentals increased primarily due to increased expenses of $0.9 million related to consolidation of PANY Rental's lighting business and inclusion of the translation effect of foreign exchange rates, partially offset by decreased expenses from Lee Lighting in the United Kingdom. The decreased expenses at Lee Lighting relate to the decreased revenues discussed above.

Sales and Other

(in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2004	2003		%
Sales	$16,249	$12,866	$3,383	26.3%
Cost of sales	8,563	7,265	1,298	17.9%
Gross margin	$7,686	$5,601	$2,085	37.2%
Cost %	52.7%	56.5%

The increase in sales and other was primarily due to continued growth in EFILM revenue of $2.7 million. The balance of the change was primarily due to international operations, principally attributable to the positive effect of foreign exchange rate changes on revenues. Costs increased $0.8 million due to the continued growth in revenue at EFILM, with the remaining increase due to higher translated expenses associated with the higher international revenues.

Operating Costs

(in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2004	2003		%
Selling, general and administrative	$19,039	$15,716	$3,323	21.1%
Research and development	1,460	1,330	130	9.8%

Selling, general and administrative expenses ("SG&A") increased due to additional expenses at PANY of $0.8 million as a result of the Company's consolidation of PANY results since June 1, 2003; increased expenses at EFILM of $0.4 million related to increased activity; increased expenses of $1.1

PANAVISION INC.

million due to higher infrastructure costs, principally personnel related in support of future growth initiatives; and increases attributable to foreign exchange rate changes of approximately $0.8 million, consistent with the increase in international revenues as discussed earlier. Research and development expenses increased because of the Company's strategy to expand new product development efforts.

Interest, Taxes and Other

(in thousands)	Three Months Ended June 30,		Favorable (Unfavorable)
	2004	2003		%
Interest expense	$(7,907)	$(7,280)	$(627)	(8.6)%
Interest income	30	67	(37)	(55.2)%
Foreign exchange gain	234	211	23	10.1%
Other income, net	1,441	796	645	81.0%
Income tax (provision) benefit	(280)	2,527	(2,807)	(111.1)%

The increase in net interest expense primarily reflects higher effective interest rates in 2004, offset in part by lower debt balances compared to the prior quarter. The lower debt balances result from the March 2003 contribution of $90.9 million principal amount of the 9 5/8% Senior Subordinated Discount Notes due 2006 ("9 5/8% Notes") owned by Mafco Holdings Inc. ("Mafco Holdings") in exchange for equity and the January 2004 Refinancing (defined below in "Long-Term Debt"), as well as payments of scheduled amortization.

Other income, net increased principally due to a $1.5 million gain on sale on the disposition of property and equipment in May 2004. The primary component for the three months ended June 30, 2003 was a $0.7 million gain related to an insurance settlement for flood-damaged equipment.

For the quarter ended June 30, 2004, the Company recorded a $2.7 million tax benefit associated with domestic tax losses. In assessing the recoverability of the related increase to deferred tax assets, the Company increased its valuation allowance by $2.0 million, resulting in a net domestic tax benefit of $0.7 million. This was offset by a $1.0 million provision relating to profitable foreign operations, based on application of the Company's effective tax rate on full-year income, and foreign taxes withheld at source. See Note 6 to Consolidated Financial Statements included in the Form 10-K/A for a discussion of the Company's Tax Sharing Agreements.

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

PANAVISION INC.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Camera Rental Operations

(in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2004	2003		%
Rental revenue	$57,599	$55,527	$2,072	3.7%
Cost of rentals	32,524	30,309	2,215	7.3%
Gross margin	$25,075	$25,218	$(143)	(0.6)%
Cost %	56.5%	54.6%

The increase in camera rental revenue principally reflects a positive translation effect of foreign exchange rate changes of approximately $3 million and the inclusion of revenue of $1.0 million from PANY Rental as a result of the Company's consolidation of PANY Rental's results of operations from the date it increased its ownership of PANY Rental to 67% in May 2003, partially offset by decreased revenues in the U.S. and Asia Pacific region.

The increase in cost of rentals occurred due to higher international expenses attributable to foreign exchange rate changes and the inclusion of expenses from PANY Rental as a result of the Company's consolidation of PANY Rental's results of operations, as well as higher personnel and other costs to enhance customer service consistent with the Company's strategy, partially offset by decreased commissions paid to the Company's third party agents due to decreased revenues generated from these agents.

Lighting Rental Operations

(in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2004	2003		%
Rental revenue	$19,477	$16,264	$3,213	19.8%
Cost of rentals	17,981	15,515	2,466	15.9%
Gross margin	$1,496	$749	$747	99.7%
Cost %	92.3%	95.4%

The primary factor causing the increase in lighting rental revenue was an increase in lighting rental revenues of $3.3 million from PANY Rental as a result of the Company's consolidation of PANY Rental's results of operations since June 1, 2003, and the positive effect of foreign exchange rate changes on revenues from international operations, partially offset by decreased revenues at Lee Lighting in the United Kingdom. Cost of rentals increased primarily due to increased expenses of $1.9 million related to consolidation of PANY Rental's lighting business and inclusion of the translation effect of foreign exchange rates, partially offset by decreased expenses from Lee Lighting. The decreased expenses at Lee Lighting relate to the decreased revenues discussed above.

PANAVISION INC.

Sales and Other

(in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2004	2003		%
Sales	$31,805	$22,942	$8,863	38.6%
Cost of sales	17,139	13,485	3,654	27.1%
Gross margin	$14,666	$9,457	$5,209	55.1%
Cost %	53.9%	58.8%

The increase in sales and other was primarily due to continued growth in EFILM revenue of $6.2 million. The balance of the change was primarily due to international operations, principally attributable to the positive effect of foreign exchange rate changes on revenues. Costs increased $2.0 million due to the continued growth in revenue at EFILM, with the remaining increase principally due to higher translated expenses associated with the higher international revenues.

Operating Costs

(in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2004	2003		%
Selling, general and administrative	$37,821	$34,422	$3,399	9.9%
Research and development	2,920	2,558	362	14.2%

SG&A expenses increased due to additional expenses of $1.8 million as result of the consolidation of PANY's results since June 1, 2003; increased expenses at EFILM of $1.0 million related to increased activity; increased expenses due to increased infrastructure costs, principally personnel related in support of future growth initiatives; and increases of approximately $2.0 million attributable to foreign exchange rate changes, consistent with the increase in international revenues as discussed earlier. SG&A for the six months ended June 30, 2003 included a $4.0 million accrual for severance costs in connection with the departure of the Company's former Chief Executive Officer and Chief Financial Officer. Research and development expenses increased because of the Company's strategy to expand new product development efforts.

Interest, Taxes and Other

(in thousands)	Six Months Ended June 30,		Favorable (Unfavorable)
	2004	2003		%
Interest expense	$(15,800)	$(15,462)	$338	2.2%
Interest income	48	112	(64)	(57.1)%
Foreign exchange gain (loss)	485	(752)	1,237	164.5%
Refinancing expense	(6,470)	—	(6,470)	—
Other income, net	1,477	1,102	375	34.0%
Income tax (provision) benefit	(1,750)	5,520	(7,270)	(131.7)%

The increase in net interest expense primarily reflects higher effective interest rates in 2004, offset in part by lower debt balances compared to the prior quarter. The lower debt balances result from the March 2003 contribution of $90.9 million principal amount of the 9 5/8% Notes owned by Mafco Holdings in exchange for equity and the January 2004 Refinancing, as well as payments of scheduled amortization.

Other income, net increased principally due to a $1.5 million gain on sale on the disposition of property and equipment in May 2004. The primary component for the six months ended June 30, 2003 was a $0.7 million gain related to an insurance settlement for flood-damaged equipment.

PANAVISION INC.

For the six months ended June 30, 2004 the Company recorded a $6.9 million tax benefit associated with domestic tax losses. In assessing the recoverability of the related increase to deferred tax assets, the Company increased its valuation allowance by $5.3 million, resulting in a net domestic tax benefit of $1.6 million. This was offset by a $3.4 million provision relating to profitable foreign operations, based on application of the Company's effective tax rate on full-year income, and foreign taxes withheld at source. See Note 6 to Consolidated Financial Statements included in the Form 10-K/A for a discussion of the Company's Tax Sharing Agreements.

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

Liquidity and Capital Resources

Six Months Ended June 30, 2004

The following table sets forth certain information from the Company's condensed consolidated statements of cash flows for the periods indicated:

(in thousands)	Six Months Ended June 30,
	2004	2003
Net cash provided by (used in):
Operating activities	$4,071	$7,688
Investing activities	(10,431)	(12,655)
Financing activities	7,720	887

Cash provided by operating activities for the six months ended June 30, 2004 totaled $4.1 million, comprising the net loss of $21.5 million, increased by adjustments for depreciation and amortization of $22.3 million, dividends received from an equity investment of $1.1 million, the net change in operating assets and liabilities of $2.0 million and other miscellaneous items of $0.2 million. Cash used in investing activities was $10.4 million comprising capital expenditures of $12.9 million net of proceeds from dispositions of $2.5 million. The majority of the capital expenditures were used to manufacture camera rental systems and accessories.

Cash provided by financing activities was $7.7 million, which comprised repayments of $251.0 million under the Prior Credit Agreement, repayments of other long-term debt of $3.2 million, deferred financing costs of $0.9 million, borrowings of $135.6 million under the Amended Credit Agreement (defined below in "Long-Term Debt"), the issuance of $100.0 million of Senior Notes (net of discount), a capital contribution from Mafco Holdings of $22.7 million, net of transaction costs, and borrowing under a line of credit provided by Mafco Holdings of $4.5 million.

Cash provided by operating activities for the six months ended June 30, 2003, totaled $7.7 million, comprising the net loss of $11.0 million, increased by adjustments for depreciation and amortization of $21.4 million, the net change in operating assets and liabilities of $2.2 million and other miscellaneous items totaling $1.6 million, offset by a deferred income tax benefit of $6.5 million. Cash used in investing activities was $12.7 million comprising capital expenditures of $ 13.4 million net of proceeds from dispositions of $0.8 million. The majority of the capital expenditures were used to manufacture camera rental systems and accessories.

Cash provided by financing activities was $0.9 million, which comprised repayments of $10.1 million under the Prior Credit Agreement, deferred financing costs of $3.2 million, proceeds from the

PANAVISION INC.

issuance of Series B Preferred Stock of $4.4 million, and proceeds from the issuance of Series C Preferred Stock of $9.8 million, net of transaction costs.

Long-Term Debt

The 9 5/8% Notes were issued at a discount representing a yield to maturity of 9 5/8%. There were no periodic or interest payments through February 1, 2002. Thereafter, they bear interest at a rate of 9 5/8% per annum, payable semi-annually on February 1 and August 1 of each year, commencing August 1, 2002.

On August 13, 2003, MacAndrews & Forbes agreed to amend an existing line of credit provided to the Company to increase the amount available for borrowing from $4.0 million to $10.0 million and extend the maturity date to August 31, 2006 (as amended, the "MacAndrews Line"). In connection with an amendment to the Company's Prior Credit Agreement (as defined below), on November 12, 2003, MacAndrews & Forbes agreed to provide a second revolving line of credit (the "Second MacAndrews Line") in the amount of $10.0 million at a rate equal to 50 basis points above the rate provided for in the revolving facility pursuant to the Prior Credit Agreement and a maturity of April 15, 2004. As described below, in connection with the January 2004 Refinancing (as defined below), (i) amounts outstanding under the MacAndrews Line were retired in exchange for shares of Series D Preferred Stock (as defined below) and (ii) MacAndrews & Forbes increased the amount of the Second MacAndrews Line to $20.0 million and extended the maturity to April 16, 2009. As of June 30, 2004, the Company had availability under the Second MacAndrews line of approximately $12.1 million.

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

PANAVISION INC.

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

Under the Amended Credit Agreement, the Company is required to repay $5.0 million in principal in 2004, whereas under the Prior Credit Agreement the Company would have been required to make principal payments of approximately $221.1 million in 2004. In addition, the Amended Credit Agreement revised certain financial tests and other restrictive covenants set forth in the Prior Credit Agreement, including required EBITDA (as defined), limitations on indebtedness, and other provisions. As defined in the Amended Credit Agreement and 2004 Indenture, EBITDA includes adjustments for severance expense, refinancing expense, foreign exchange gain or loss, and other non-cash charges. As of June 30, 2004, $131.1 million was outstanding under the Amended Credit Agreement.

As a result of the January 2004 Refinancing, in accordance with Statement of Financial Accounting Standards No. 6, "Classification of Short-Term Obligations Expected to be Refinanced" ("SFAS 6"), the Company reclassified $246.0 million of the refinanced debt to long-term debt as of December 31, 2003.

Recent Events

On August 6, 2004, the Company sold its 80% interest in EFILM to Deluxe Laboratories, Inc. ("Deluxe"), the holder of the remaining 20% interest in EFILM, for total consideration of $32.5 million, including $27.5 million in cash and a promissory note for $5 million (the "EFILM Sale").

PANAVISION INC.

The EFILM Sale will result in the elimination of EFILM's EBITDA from the EBITDA counted for the purposes of the minimum EBITDA and other financial covenants under the Amended Credit Agreement and 2004 Indenture. Although there can be no assurance, the Company anticipates that additional EBITDA resulting from the reinvestment of the proceeds from the EFILM Sale during the 3rd Quarter of 2004, as permitted under the Company's Amended Credit Agreement and the 2004 Indenture, should enable the Company to remain in compliance with its minimum EBITDA and other financial covenants. In the absence of such reinvestment, however, it is possible that the Company may not be in compliance with the financial covenants for the four-quarter period ending September 30, 2004 as a result of the EFILM EBITDA elimination and potential lower-than-expected motion picture industry activity. In the event that the Company is unable to meet its required covenants for the period ending September 30, 2004, the Company would be required to seek waivers or amendments of such covenants in the Amended Credit Agreement and 2004 Indenture. Although the lenders under the Amended Credit Agreement and 2004 Indenture have accommodated the Company to date and the Company believes that the lenders will continue to do so, there can be no assurance that they will continue to do so nor can there be any assurance that the Company could successfully effect any alternate financing to replace the Amended Credit Agreement or other debt if repayment is accelerated.

Principally to provide a mechanism for the reinvestment of the proceeds of the EFILM Sale, on August 11, 2004, the Company and the other parties to the Amended Credit Agreement entered into an amendment and waiver to the Amended Credit Agreement ("First Amendment and Waiver"). Such reinvestment includes the Company's recent acquisition of Technovision France, a supplier of camera systems to the motion picture, television and television commercials markets in France. To provide a similar mechanism for the reinvestment of the proceeds of the EFILM Sale under the 2004 Indenture, on August 11, 2004, the Company and Wilmington Trust Company, as Trustee, entered into a supplemental indenture ("Supplemental Indenture").

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

Liquidity Requirements

Panavision is a holding company whose principal material asset is the ownership interest in its subsidiaries. The Company's principal business operations are conducted by its subsidiaries. Accordingly, the Company's source of cash to pay its obligations is expected to be distributions with respect to its ownership interests in its subsidiaries. There can be no assurance that its subsidiaries will generate sufficient cash flow to pay dividends or distribute funds to the Company or that applicable state or foreign law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, will permit such dividends or distributions.

Although there can be no assurance, the Company expects that cash flows from operations, borrowings under the revolving line of credit, and cash equity contributions and advances from affiliates will be sufficient to enable the Company to meet its anticipated operating, capital spending and debt service requirements through at least the next twelve months, subject to the discussion above under Recent Events.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements.

PANAVISION INC.

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

The Company performed an impairment test relating to its goodwill and tradename as of December 31, 2002 and December 31, 2003, and found that the fair values of its goodwill and its tradename are in excess of carrying value.

The Company will perform its annual impairment tests of goodwill and tradename during the fourth quarter of fiscal 2004 in connection with the Company's planning efforts for 2005. As the Company has not yet determined what the effects of these tests will be on its earnings and financial position, these effects, which may have a material impact, will be reflected in the consolidated financial statements for the year ending December 31, 2004.

Forward-Looking Statements

This quarterly report on Form 10-Q for the quarter ended June 30, 2004, as well as certain of the Company's other public documents and statements and oral statements, contain forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements. In addition, estimates of cost savings included in this Form 10-Q are based on various assumptions that are subject to inherent uncertainty and actual cost savings could vary from these estimates. Further, the Company encourages investors to read the summary of its critical accounting policies included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003.

In addition to factors described in the Company's Securities and Exchange Commission filings and others, the following factors could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (a) a significant reduction in the number of feature film, commercial or series television productions; (b) competitive pressures arising from changes in technology, customer requirements, price competition and industry standards; (c) an increase in expenses related to new product initiatives and product development efforts; (d) unfavorable foreign currency fluctuations; (e) significant increases in interest rates; (f) lower-than-expected cash flows from operations; (g) difficulties or delays in developing and introducing new products or failure of the Company's customers to accept new product offerings; (h) difficulties or delays in implementing improvements in operating efficiencies; (i) the inability to secure capital contributions or loans from affiliates, refinance its indebtedness or sell its equity securities; or (j) failure to reinvest the proceeds of the EFILM Sale as planned. The Company assumes no responsibility to update the forward-looking statements contained in this filing.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company manages its exposure to these market

PANAVISION INC.

risks through its regular operating and financing activities. Item 7A of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003 presents quantitative and qualitative disclosures about market risk as of December 31, 2003. As of June 30, 2004, there have been no material changes in the Company's market risk since December 31, 2003.

Item 4.     Controls and Procedures

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3.    Defaults Upon Senior Securities

There were no events of default upon senior securities during the quarter ended June 30, 2004.

As of August 13, 2004, the Company has accumulated approximately $10.0 million of unpaid dividends on the Series D Preferred Stock with the agreement of the holders thereof. Dividends on the Series D Preferred Stock are cumulative and payable, at the option of the Company, in cash and/or additional shares of Series D Preferred Stock.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company's 2004 Annual Meeting of Stockholders was held on May 18, 2004. The only matter voted upon at such meeting was the re-election of Ronald O. Perelman, Robert L. Beitcher, Howard Gittis, Edward Grebow, Ed Gregory Hookstratten, James R. Maher, Martin D. Payson, John A. Scarcella, Robert S. Wiesenthal, and Kenneth Ziffren as directors, consisting of all the directors standing for re-election, and all of whom were re-elected.

The Company's voting stock comprises 8,769,919 shares of Common Stock, par value $0.01 per share, each of which is entitled to one vote, and 1,381,690 shares of Series E Preferred Stock, each of which is entitled to one vote. The following is a tabulation of the votes cast in connection with the Election of Directors:

Nominees for Director	For	Against or Withheld	Abstained	Broker Non-Votes
Ronald O. Perelman	9,946,887	179	—	—
Robert L. Beitcher	9,946,887	179	—	—
Howard Gittis	9,946,887	179	—	—
Edward Grebow	9,946,887	179	—	—
Ed Gregory Hookstratten	9,946,887	179	—	—
James R. Maher	9,946,887	179	—	—
Martin D. Payson	9,946,887	179	—	—
John A. Scarcella	9,946,887	179	—	—
Robert S. Wiesenthal	9,946,887	179	—	—
Kenneth Ziffren	9,946,887	179	—	—

Item 5.    Other Information

No additional information need be presented.

PANAVISION INC.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

3	Certificate of Incorporation and By-Laws

3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).**

3.2	Restated By-Laws of the Company (incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).**

3.3	Certificate of the Designations, Powers, Preferences and Rights of Series D Cumulative Pay-in-Kind Preferred Stock of Panavision Inc. (incorporated herein by reference to Exhibit 3.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).**

3.4	Certificate of the Designations, Powers, Preferences and Rights of Series E Non-Cumulative Perpetual Participating Preferred Stock of Panavision Inc.(incorporated herein by reference to Exhibit 3.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).**

4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Amended and Restated Senior Subordinated Line of Credit Agreement dated January 16, 2004, between Panavision Inc. and MacAndrews & Forbes Holdings Inc. (incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).**

4.2	Indenture, dated as of January 16, 2004, between Panavision Inc. and Wilmington Trust Company, as Trustee, relating to the Company's 12.50% Senior Secured Notes due 2009 (incorporated herein by reference to Exhibit 4.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).**

4.3	Form of 12.50% Senior Secured Note due 2009 (incorporated herein by reference from to Exhibit 4.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).**

4.4	Amended and Restated Credit Agreement, dated as of May 28, 1998, as amended and restated as of January 16, 2004, among Panavision Inc., the several lenders named therein, and JP Morgan Chase Bank, as Administrative Agent (incorporated herein by reference to Exhibit 4.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).**

31	Section 302 Certifications

31.1	Certification of Robert L. Beitcher, Chief Executive Officer, dated August 13, 2004.*

31.2	Certification of Bobby G. Jenkins, Chief Financial Officer, dated August 13, 2004.*

32	Section 906 Certifications

32.1	Certifications of Robert L. Beitcher, Chief Executive Officer, and Bobby G. Jenkins, Chief Financial Officer, dated August 13, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(b)	Reports on Form 8-K.

None.

*	Filed herewith.

**Previously filed.

PANAVISION INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANAVISION INC.

Date: August 13, 2004	By: /s/ ROBERT L. BEITCHER
______________________________	__________________________________
Robert L. Beitcher President and Chief Executive Officer
By: /s/ BOBBY G. JENKINS
__________________________________
Bobby G. Jenkins Executive Vice President, Chief Financial Officer and Principal Accounting Officer