Form 10-Q
period 2004-09-30
PANAVISION INC
filed 2004-11-15
CIK 1022911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 11, 2004, there were 8,769,919 shares of Panavision Inc. Common Stock, par value $0.01 per share, outstanding.

PANAVISION INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PANAVISION INC.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

The financial information herein and management's discussion thereof include consolidated data for Panavision Inc. ("Registrant" or "Panavision") and its subsidiaries. Registrant and its subsidiaries are sometimes herein referred to collectively as the "Company".

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Camera rental	$33,238	$30,695	$90,837	$86,222
Lighting rental	10,960	11,399	30,437	27,663
Sales and other	9,820	8,127	28,773	24,449
Total rental revenue and sales	54,018	50,221	150,047	138,334
Cost of camera rental	17,805	16,208	50,329	46,517
Cost of lighting rental	9,240	9,727	27,221	25,242
Cost of sales and other	5,714	4,525	16,594	13,715
Gross margin	21,259	19,761	55,903	52,860
Selling, general and administrative expenses	15,238	13,729	47,766	43,827
Research and development expenses	1,370	1,152	4,290	3,710
Operating income	4,651	4,880	3,847	5,323
Interest income	31	75	241	260
Interest expense	(8,013)	(7,155)	(23,788)	(22,541)
Foreign exchange loss	(562)	(192)	(77)	(944)
Refinancing expense	(55)	(1,549)	(6,525)	(1,549)
Other income, net	1,725	435	3,466	1,122
Loss from continuing operations before income taxes	(2,223)	(3,506)	(22,836)	(18,329)
Income tax benefit	7,093	1,335	5,427	6,177
Net income (loss) from continuing operations	4,870	(2,171)	(17,409)	(12,152)
Discontinued operations:
Income (loss) from EFILM (net of income tax provision of $376 and $460 (2004) and benefit of $131 and $809 (2003))	(48)	(205)	717	(1,260)
Gain on disposal of EFILM (net of income taxes of $6,697)	10,432	—	10,432	—
Net income (loss) from discontinued operations	10,384	(205)	11,149	(1,260)
Net income (loss)	$15,254	$(2,376)	$(6,260)	$(13,412)
Net loss from continuing operations attributable to common stockholders	$(761)	$(6,266)	$(33,784)	$(21,739)
Net loss from continuing operations per share – basic and diluted	$(0.09)	$(0.72)	$(3.85)	$(2.48)
Net income (loss) per share – basic and diluted	$1.10	$(0.74)	$(2.58)	$(2.62)
Shares used in computation – basic and diluted	8,770	8,770	8,770	8,770

See accompanying notes.

PANAVISION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,163	$6,770
Restricted cash	10,889	—
Accounts receivable (net of allowance of $1,893 in 2004 and $2,586 in 2003)	32,200	27,272
Inventories	14,313	11,794
Prepaid expenses	4,701	4,211
Note receivable	5,851	—
Other current assets	1,395	1,255
Total current assets	74,512	51,302
Property, plant and equipment, net	213,314	210,251
Goodwill, net	261,530	259,208
Patents and trademarks, net	66,138	66,389
Other assets	7,001	12,907
Net assets of discontinued operations	—	11,489
Total assets	$622,495	$611,546

See accompanying notes.

PANAVISION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,948	$6,554
Accrued liabilities	26,802	26,697
Due to related parties	90	1,190
Current maturities of long-term debt	8,692	5,885
Total current liabilities	45,532	40,326
Long-term debt	290,151	312,388
Notes payable to affiliate	11,384	21,401
Deferred tax liabilities, net	29,091	30,060
Other liabilities	3,452	2,701
Commitments and Contingencies
Stockholders' equity:
Series A Non-Cumulative Perpetual Participating Preferred Stock, $0.01 par value; 1,500,000 shares authorized; 1,381,690 shares issued and outstanding at December 31, 2003 (liquidation preference of $1 per share plus declared and unpaid dividends)	—	14
Series C Cumulative Pay-in-Kind Preferred Stock, $0.01 par value; 200,000 shares authorized; 159,644 shares issued and outstanding at December 31, 2003 (liquidation preference of $1,000 per share plus accrued and unpaid dividends)	—	2
Series D Cumulative Pay-in-Kind Preferred Stock, $0.01 par value; 300,000 shares authorized; 215,274 shares issued and outstanding at September 30, 2004 (liquidation preference of $1,000 per share plus accrued and unpaid dividends)	2	—
Series E Non-Cumulative Perpetual Participating Preferred Stock, $0.01 par value; 1,500,000 shares authorized; 1,381,690 shares issued and outstanding at September 30, 2004 (liquidation preference of $1 per share plus declared and unpaid dividends)	14	—
Common Stock, $0.01 par value; 50,000,000 shares authorized; 8,769,919 shares issued and outstanding at September 30, 2004 and December 31, 2003	88	88
Additional paid-in capital	368,968	329,127
Revaluation capital	333,199	333,199
Accumulated deficit	(463,103)	(461,795)
Accumulated other comprehensive income	3,717	4,035
Total stockholders' equity	242,885	204,670
Total liabilities and stockholders' equity	$622,495	$611,546

See accompanying notes.

PANAVISION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2004	2003
Operating activities
Net loss from continuing operations	$(17,409)	$(12,152)
Adjustments to derive net cash provided by (used in) operating activities:
Depreciation and amortization	29,811	29,636
Write-off of deferred financing costs	3,436	—
Gain on dispositions of property and equipment	(2,708)	(996)
Amortization of deferred financing costs	812	3,160
Dividends received from equity investments	1,112	—
Deferred income tax benefit	(6,069)	(7,159)
Changes in operating assets and liabilities:
Accounts receivable	(3,400)	(3,757)
Inventories	(2,516)	(798)
Prepaid expenses and other current assets	(1,933)	(1,104)
Due from related parties	(1)	105
Accounts payable	3,071	616
Accrued liabilities	(337)	285
Due to related parties	(711)	(522)
Other, net	(2,349)	(3,579)
Net cash provided by operating activities	809	3,735
Investing activities
Capital expenditures	(18,766)	(17,044)
Net proceeds from sale of EFILM	25,300	—
Net change in restricted cash	(10,889)	—
Proceeds from dispositions of property and equipment	3,601	1,529
Proceeds from collection of notes receivable	3,729	—
Acquisitions of businesses	(7,782)	—
Net cash used in investing activities	(4,807)	(15,515)
Financing activities
Borrowings under Amended Credit Agreement	135,600	—
Proceeds from issuance of Senior Notes	100,000	—
Repayments of long-term debt (including capital leases)	(262,318)	(16,978)
Deferred financing costs	(1,538)	(3,155)
Capital contribution *	22,730	—
Net borrowings under notes payable to affiliate	7,995	7,500
Proceeds from issuance of Series B Preferred Stock *	—	4,372
Proceeds from issuance of Series C Preferred Stock *	—	9,725
Notes payable to Deluxe Laboratories, Inc.	—	580
Net cash provided by financing activities	2,469	2,044
Effect of exchange rate changes on cash	(78)	376
Net decrease in cash and cash equivalents	(1,607)	(9,360)
Cash and cash equivalents at beginning of period	6,770	11,902
Cash and cash equivalents at end of period	$5,163	$2,542

*	net of transaction costs

See accompanying notes.

PANAVISION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2004	2003
Supplemental cash flow information
Interest paid during the period	$24,162	$22,896
Income taxes paid during the period	$1,219	$2,071

Supplemental non-cash activities

As described in Note 5 of the Notes to Condensed Consolidated Financial Statements, in January, 2004 the Company issued to PX Holding Corporation ("PX Holding") 1,381,690 shares of new Series E Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01, ("Series E Preferred Stock") in exchange for 1,381,690 shares of Series A Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01, ("Series A Preferred Stock"), which constituted all of the outstanding Series A Preferred Stock.

As described in Note 5 of the Notes to Condensed Consolidated Financial Statements, in January, 2004 the Company issued to PX Holding 215,274 shares of new Series D Cumulative Pay-in-Kind Preferred Stock, par value $0.01, ("Series D Preferred Stock") in exchange for, among other consideration, 159,644 shares of Series C Cumulative Pay-in-Kind Preferred Stock, par value $0.01, ("Series C Preferred Stock") held by PX Holding, which constituted all of the outstanding Series C Preferred Stock. The other consideration included the contribution of Mafco Holdings Inc.'s one-third interest in the common stock of PANY Rental Inc. and the contribution or retirement of various related party notes. Total book value, which approximates fair value, of the non-cash consideration, excluding the Series   C Preferred Stock issued, was approximately $19.0 million.

In connection with the August, 2004 sale of its 80% interest in EFILM, LLC ("EFILM"), the Company received, in addition to cash proceeds, a promissory note for $5 million. In connection with a May, 2004 sale of certain property and equipment, the Company received, in addition to cash proceeds, promissory notes totaling approximately $1.5 million.

During the nine months ended September 30, 2004, the Company acquired rental equipment by entering into capital leases totaling approximately $6.2 million.

On March 27, 2003, Mafco Holdings Inc. contributed $90.9 million principal amount of 9 5/8% Senior Subordinated Discount Notes Due 2006 (the "9 5/8% Notes") and $10.0 million in cash to the Company in exchange for 102,220 shares of Series C Preferred Stock, which it contributed to the capital of PX Holding, and PX Holding contributed to the Company 53,571 shares of Series B Cumulative Pay-in-Kind Preferred Stock ("the Series B Preferred Stock") in exchange for 57,424 shares of Series C Preferred Stock. As a result of this transaction, all of the outstanding Series B Preferred Stock was transferred to the Company. In connection with the contribution of the 9 5/8% Notes by the majority shareholder, deferred tax assets associated with these 9 5/8% Notes of $18.0 million were charged against additional paid-in capital.

For the nine months ended September 30, 2003, the Company recorded an accreted dividend of $1.3 million on the Series B Preferred Stock.

See accompanying notes.

PANAVISION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Preparation

The Company is an indirect majority-owned subsidiary of Mafco Holdings Inc. ("Mafco Holdings" or "Parent"), a corporation whose sole stockholder is Ronald O. Perelman. The Company's principal business operations are conducted through its subsidiaries.

As also described in Note 2 of the Company's 2003 Annual Report on Form 10-K/A, on April 19, 2001, M&F Worldwide Corp. ("M&F Worldwide") purchased from PX Holding, a wholly owned subsidiary of Mafco Holdings, all 7,320,225 shares (the "Purchased Shares") of the Company's Common Stock held by PX Holding (the "M&F Purchase"). The Purchased Shares constituted approximately 83.5% of the Company's then-outstanding Common Stock. As a result of the purchase, Mafco Holdings increased its indirect interest in M&F Worldwide to a majority position.

During 2001, certain shareholders of M&F Worldwide brought lawsuits against M&F Worldwide and its directors challenging the M&F Purchase as an alleged breach of fiduciary duty and sought, among other things, rescission of the M&F Purchase transaction. One of the shareholders dismissed his lawsuit pursuant to a settlement. On December 3, 2002, the remaining parties to the litigation consummated a settlement of the litigation (the "M&F Settlement"), whereby Mafco Holdings acquired, through PX Holding, (1) the shares of the Company's Common Stock that M&F Worldwide had purchased in April 2001, (2) the shares of the Company's Series A Preferred Stock that M&F Worldwide acquired in December 2001, (3) the 9 5/8% Notes that a subsidiary of M&F Worldwide acquired in November 2001, and (4) the Las Palmas Note in the amount of $6.7 million that the Company issued to M&F Worldwide on its acquisition of the shares of Las Palmas (the "Las Palmas Note") (see Note 14 of the Company's 2003 Annual Report on Form 10-K/A). In addition, all agreements which M&F Worldwide entered into in connection with the M&F Purchase and the December 2001 issuance of the Series A Preferred Stock were terminated.

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

The balance sheet at December 31, 2003 included herein has been derived from the audited financial statements at that date but does not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

The condensed consolidated financial statements include the accounts of Panavision and its majority-owned subsidiaries. All significant intercompany amounts and transactions have been eliminated.

PANAVISION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Preparation (continued)

Certain amounts in previously issued financial statements have been reclassified to conform to the 2004 presentation, including, but not necessarily limited to, the presentation of EFILM and its holding company, LPPI, LLC, as discontinued operations for all periods presented.

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

3.	Restricted Cash

Under the Amended Credit Agreement and the 2004 Indenture (both defined in Note 5), proceeds from the sale of EFILM must be held in a cash collateral account. The Company may make withdrawals from this account for permitted reinvestments and capital expenditures pursuant to the terms of these debt instruments.

4.	Inventories

Inventories consist of the following (in thousands):

	September 30, 2004	December 31, 2003

Finished goods	$2,933	$2,464
Work-in-process	279	302
Component parts	4,893	2,048
Spare parts and supplies	1,226	1,539
Goods purchased for resale	4,982	5,441
Total Inventories	$14,313	$11,794

5.	Long-Term Debt

Long-term debt, including current maturities, consists of the following (in thousands):

	September 30, 2004	December 31, 2003
Amended and Restated Credit Agreement	$126,897	$—
12.50% Senior Notes Due 2009	100,434	—
Prior Credit Agreement:
Revolving Facility	—	99,200
Term Facility	—	151,792
9 5/8% Senior Subordinated Discount Notes Due 2006	65,151	65,353
Notes payable to affiliate	11,384	21,401
Other (including capital lease obligations)	6,361	1,928
	310,227	339,674
Less: Current maturities	8,692	5,885
Total Long-Term Debt	$301,535	$333,789

PANAVISION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Long-Term Debt (Continued)

The 9 5/8% Notes were issued at a discount representing a yield to maturity of 9 5/8%. There were no periodic or interest payments through February 1, 2002. Thereafter, they bear interest at a rate of 9 5/8% per annum, payable semi-annually on February 1 and August 1 of each year, commencing August 1, 2002.

On August 13, 2003, MacAndrews & Forbes agreed to amend an existing line of credit provided to the Company to increase the amount available for borrowing from $4.0 million to $10.0 million and extend the maturity date to August 31, 2006 (as amended, the "MacAndrews Line"). In connection with an amendment to the Company's Prior Credit Agreement (as defined below), on November 12, 2003, MacAndrews & Forbes agreed to provide a second revolving line of credit (the "Second MacAndrews Line") in the amount of $10.0 million at a rate equal to 50 basis points above the rate provided for in the revolving facility pursuant to the Prior Credit Agreement and a maturity of April 15, 2004. As described below, in connection with the January 2004 Refinancing (as defined below), (i) amounts outstanding under the MacAndrews Line were retired in exchange for shares of Series D Preferred Stock, and (ii) MacAndrews & Forbes increased the amount of the Second MacAndrews Line to $20.0 million and extended the maturity to April 16, 2009. As of September 30, 2004, the Company had drawn approximately $11.4 million against the Second MacAndrews line.

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

Also as part of the January 2004 Refinancing, the Company issued to PX Holding 215,274 shares of Series D Preferred Stock in exchange for (a) 159,644 shares of Series C Preferred Stock held by PX Holding (together with approximately $13.2 million of accumulated dividends thereon); (b) $23.0 million in cash; (c) the retirement of all principal and interest (an aggregate of $10,180,930) owed as of January 16, 2004 under the MacAndrews Line; (d) 33.3 shares of common stock of PANY Rental Inc. ("PANY Rental"), having a fair market value of $0.7 million (such that, as of January 16, 2004, the Company owned 100% of the outstanding shares of PANY Rental); (e) the retirement of all amounts (consisting of $630,780 in principal and $82,913 in accrued and unpaid interest) owed by PANY Rental to PX Holding pursuant to a certain promissory note held by PX Holding; and (f) the retirement of all amounts (consisting of $7.8 million in principal and unpaid interest) owed to Mafco Holdings under a certain promissory note in the principal amount of $6.7 million, dated July 1, 2002, issued by the Company to M & F Worldwide and

PANAVISION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Long-Term Debt (Continued)

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

The Company used proceeds from the sale of the Senior Notes and the issuance of Series D Preferred Stock to reduce the indebtedness under the Prior Credit Agreement by $115.4 million and replaced the Prior Credit Agreement with an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with the lenders under the Prior Credit Agreement. The Amended Credit Agreement provides for a single term loan facility in the principal amount of $135.6 million repayable in quarterly installments with a final maturity of January 12, 2007, except that the term facility shall be due on September 5, 2005 if any of the 9 5/8% Notes remain outstanding on that date. The Company is considering various alternatives with respect to the repayment or refinancing of the 9 5/8% Notes, although no decision has been made as yet. While there can be no assurance, the Company expects that the 9 5/8% Notes will be refinanced or otherwise repaid by September 1, 2005. The term facility bears interest at either the ABR or Eurodollar Rate (as defined in the Amended Credit Agreement) plus a margin of 5.25% in the case of ABR loans or 6.25% in the case of Eurodollar Loans. The term facility under the Amended Credit Agreement is secured on substantially the same basis as indebtedness under the Prior Credit Agreement. In connection with the Amended Credit Agreement, the Company paid fees to lenders and professional advisors of approximately $3.5 million, including an original issue discount fee of approximately $2.0 million. Approximately $3.1 million of the fees paid were expensed in 2004.

Under the Amended Credit Agreement, the Company is required to repay $5.0 million in principal during 2004 in payments of $1.25 million due at the end of each quarter, whereas under the Prior Credit Agreement the Company would have been required to make principal payments of approximately $221.1 million in 2004. In addition, the Amended Credit Agreement revised certain financial tests and other restrictive covenants set forth in the Prior Credit Agreement, including required EBITDA (as defined), limitations on indebtedness, and other provisions. As defined in the Amended Credit Agreement and 2004 Indenture, EBITDA includes adjustments for certain severance expenses, refinancing expense, foreign exchange gain or loss, and other non-cash charges. As of September 30, 2004, the Company was in compliance with the covenants set forth in the Amended Credit Agreement. As of September 30, 2004, $133.1 million was outstanding under the Amended Credit Agreement.

Principally to provide a mechanism for the reinvestment of the proceeds of the EFILM Sale, as described below, on August 11, 2004, the Company and the other parties to the Amended Credit Agreement entered into an amendment and waiver to the Amended Credit Agreement ("First Amendment and Waiver"). To provide a similar mechanism for the reinvestment of the proceeds of the EFILM Sale under the 2004 Indenture, on August 11, 2004, the Company and Wilmington Trust Company, as Trustee, entered into a supplemental indenture ("Supplemental Indenture"). On September 30, 2004, in accordance with the terms of the Amended Credit Agreement and the 2004 Indenture, upon repayment of $1.3 million to Federal Financial Credit Inc., PANY Rental and TFN Lighting Corp. (each subsidiaries of the Company) became guarantors under those debt instruments.

On September 16, 2004, the Company purchased from Sony Electronics, Inc. ("Sony"), a 49% interest in DHD Ventures, LLC ("DHD"), making DHD a wholly-owned subsidiary of the Company. Following this acquisition, DHD was converted to a limited partnership, DHD Ventures, LP, the limited

PANAVISION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Long-Term Debt (Continued)

partner of which is the Company and the general partner is DHD Holdings, Inc. DHD Ventures, LP and DHD Holdings, Inc. both became guarantors under the Amended Credit Agreement and the 2004 Indenture on September 30, 2004.

As a result of the refinancing, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 6, "Classification of Short-Term Obligations Expected to be Refinanced" ("SFAS 6"), the Company reclassified $246.0 million of the refinanced debt to long-term debt as of December 31, 2003.

6.	Preferred Stock Transactions

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

7.	Discontinued Operations

In August 2004, the Company disposed of its 80% interest in EFILM. Accordingly, both EFILM and its holding company, LPPI, LLC, are presented as discontinued operations in the condensed consolidated financial statements and the accompanying notes.

PANAVISION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Discontinued Operations (Continued)

Revenue and income from discontinued operations for the three-month and nine-month periods ended September 30, 2004 and 2003 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$2,636	$4,725	$15,488	$11,345
Income (loss) before income taxes	$328	$(336)	$1,177	$(2,069)

8.	Net Income (Loss) Per Share

For the three-month and nine-month periods ended September 30, 2004 and 2003, the basic and diluted per share data is based on the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares, consisting of outstanding stock options and warrants, are not included in the diluted income (loss) per share calculation since they are antidilutive.

PANAVISION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.    Net Income (Loss) Per Share (continued)

The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net income (loss) from continuing operations	$4,870	$(2,171)	$(17,409)	$(12,152)
Accreted dividends on Redeemable Series B Preferred Stock	—	—	—	(1,319)
Series C Preferred Stock accumulated dividend	—	(4,095)	(765)	(8,268)
Series D Preferred Stock accumulated dividend	(5,631)	—	(15,610)	—
Numerators for basic and diluted loss per share attributable to common stockholders:
Net loss from continuing operations	(761)	(6,266)	(33,784)	(21,739)
Net income (loss) from discontinued operations	10,384	(205)	11,149	(1,260)
Net income (loss) per share	$9,623	$(6,471)	$(22,635)	$(22,999)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Denominator:
Denominator for basic income (loss) per share – weighted average shares	8,770	8,770	8,770	8,770
Effect of dilutive securities – stock options and warrants	—	—	—	—
Denominator for diluted income (loss) per share – adjusted weighted average shares	8,770	8,770	8,770	8,770
Basic income (loss) per share:
Continuing operations	$(0.09)	$(0.72)	$(3.85)	$(2.48)
Discontinued operations	1.19	(0.02)	1.27	(0.14)
Basic income (loss) per share	$1.10	$(0.74)	$(2.58)	$(2.62)
Diluted income (loss) per share:
Continuing operations	$(0.09)	$(0.72)	$(3.85)	$(2.48)
Discontinued operations	1.19	(0.02)	1.27	(0.14)
Diluted income (loss) per share	$1.10	$(0.74)	$(2.58)	$(2.62)

PANAVISION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.    Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$15,254	$(2,376)	$(6,260)	$(13,412)
Foreign currency translation adjustment	2,123	336	(318)	5,987
Total comprehensive income (loss)	$17,377	$(2,040)	$(6,578)	$(7,425)

10.    Other Income (Expense), Net

The components of Other income (expense), net for the three-month and nine-month periods ended September 30, 2004 and 2003 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net gain on sales of property and equipment	$226	$(70)	$2,050	$170
Minority interest income	—	139	18	204
Earnings (loss) of equity affiliates	30	174	(72)	(16)
Insurance settlements	1,065	39	1,065	763
Fees from related party	315	—	315	—
Other	89	153	90	1
Total other income, net	$1,725	$435	$3,466	$1,122

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), which amends SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company has complied with the disclosure requirements of SFAS 148. Had the Company applied the fair value recognition provision of SFAS 123 to stock-based employee compensation, there would have been no effect on reported net loss or net loss per share for the three-month and nine- month periods ended September 30, 2004 and 2003.

12.    Segment Information

The Company has one reportable segment, the rental of camera systems, lighting systems and other equipment and the sales of related products (Rental and Sales). The Company's activities are conducted through owned-and-operated facilities and the Company's network of independent distributors in a number of geographic locations, principally the United States and the United Kingdom.

13.    Acquisition of Minority Interest in PANY Rental, Inc.

On May 30, 2003, the Company purchased an additional 1/3 interest in PANY Rental for a combined purchase price of $333,000, increasing the Company's ownership interest from a 1/3 interest to a 2/3

PANAVISION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

As discussed in Note 5 to the Condensed Consolidated Financial Statements, as part of the January 2004 Refinancing, the Company issued to PX Holding 215,274 shares of Series D Preferred Stock in exchange for, among other items, the remaining 1/3 interest in PANY Rental. As a result, as of January 16, 2004, the Company owned 100% of the outstanding shares of PANY Rental.

PANY Rental holds an exclusive license to rent the Company's camera systems in the New York market and a license to use the Panavision trademark in connection with the rental of camera systems and related equipment to customers.

14.    Recent Acquisitions

On September 16, 2004, the Company purchased from Sony Electronics, Inc. ("Sony"), a 49% interest in DHD Ventures, LLC ("DHD") for a cash purchase price of $4.4 million, making DHD a wholly-owned subsidiary of the Company. As a result, the Company has consolidated the financial position and results of operations of DHD in the accompanying consolidated financial statements from the date of purchase. The effects of the consolidation were immaterial for the period.

On August 13, 2004, the Company purchased, through one of its wholly-owned subsidiaries, 100% of the share capital of Technovision France for a cash purchase price of approximately $3.4 million. Technovision is a film equipment rental company located in Paris, France. The effects of the purchase were immaterial for the period.

The allocation of the purchase price of each acquisition is preliminary as of September 30, 2004. The allocation will be finalized by the second quarter 2005.

15.    Change in Estimated Asset Retirement Obligations

Upon the initial adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations", the Company estimated its liability for asset retirement obligations to be zero. After completing a recent facilities rationalization review, the Company revised its estimate for leasehold restoration costs upward to approximately $1.3 million. The impact of the revision on net income from continuing operations for the three-month and nine-month periods ended September 30, 2004, was approximately $80,000, less than $0.01 per common share, basic and diluted.

Changes in estimated asset retirement obligations for the three months ended September 30, 2004 are as follows (in thousands):

Balance June 30, 2004	$—
Revision of estimate	1,303
Accretion expense	36
Balance, September 30, 2004	$1,339

PANAVISION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Sales and other revenue is comprised of: (i) the manufacture and sale of lighting filters through Lee Filters in the United Kingdom and the United States; and (ii) sales of various consumable products, such as film stock, light bulbs and gaffer tape, which are used in all types of productions.

The Company considers revenue from international business to be that revenue which is generated from the rental of its equipment by productions that are located at production sites outside of the United States.

In August, 2004 the Company sold its 80% interest in EFILM, LLC ("EFILM"). As a result of the sale, EFILM and its holding company, LPPI, LLC, have been reported as discontinued operations in the Condensed Consolidated Financial Statements and accompanying Notes presented herein.

This section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003 and the Critical Accounting Policies as disclosed under Item 7 in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003.

Results of Operations

The following discussion and analysis includes the Company's consolidated results of operations for 2004 as compared to 2003.

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003

Camera Rental Operations

(in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2004	2003		%
Rental revenue	$33,238	$30,695	$2,543	8.3%
Cost of rentals	17,805	16,208	1,597	9.9%
Gross margin	$15,433	$14,487	$946	6.5%
Cost %	53.6%	52.8%

Camera rental revenues increases of $1.9 million in Europe and $1.0 million in the United States were partially offset by a $1.5 million decline in Canada. The increases in Europe and the U.S. were due primarily to higher revenues from motion picture features. The decline in Canada was due to significant

PANAVISION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

weakness in motion picture features and television series, particularly in eastern Canada. The remainder of the increase in rental revenue was due principally to the positive translation effect of foreign exchange rate changes of approximately $1.2 million resulting from the decline of the U.S. dollar against foreign currencies.

In the aggregate, the rate of increase in cost of rentals slightly outpaced the increase in revenue. Gross margins increased in the U.S. while holding relatively flat in Europe and Asia Pacific. However, competitive pressures in the weak Canadian market resulted in an overall decline in consolidated gross margin. Cost increases included a write-off of obsolete inventory of approximately $0.4 million. The effect of foreign exchange rate changes on local costs of foreign operations increased the cost of rentals by approximately $0.7 million.

Lighting Rental Operations

(in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2004	2003		%
Rental revenue	$10,960	$11,399	$(439)	(3.9)%
Cost of rentals	9,240	9,727	(487)	(5.0)%
Gross margin	$1,720	$1,672	$48	2.9%
Cost %	84.3%	85.3%

The primary factors causing the decrease in lighting rental revenue included a decrease in motion picture features activity at Lee Lighting in the United Kingdom of $1.3 million partially offset by an increase due to the effect of foreign exchange rate changes on revenues from international operations of approximately $0.9 million resulting from the decline of the U.S. dollar against foreign currencies. Increased lighting revenues in the Asia Pacific region were offset by the absence of revenue from Canadian lighting operations sold in May 2004. Cost of lighting rentals declined approximately $1.1 million due to the decline in lighting rental revenues at Lee Lighting and the absence of costs from Canada, partially offset by an increase due to the effect of foreign exchange rate changes on revenues from international operations of approximately $0.7 million. In Asia Pacific, the increase in cost of lighting rentals was proportionally less than the lighting revenue increase, resulting in the decline in the cost percentage compared to the same period of 2003.

Sales and Other

(in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2004	2003		%
Sales	$9,820	$8,127	$1,693	20.8%
Cost of sales	5,714	4,525	1,189	26.3%
Gross margin	$4,106	$3,602	$504	14.0%
Cost %	58.2%	55.7%

There are three primary factors underlying the increase in sales and other: the positive effect of foreign exchange rate changes on revenues of approximately $0.8 million resulting from the decline of the U.S. dollar against foreign currencies; an increase in the Asia Pacific region of $0.5 million; and an increase in Europe of $0.3 million. Cost increases with respect to foreign exchange rates of $0.5 million and Asia Pacific of $0.3 million were generally in line with the revenue increases, however, cost increases in Europe reduced the gross margin because of higher raw material costs.

PANAVISION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Operating Costs

(in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2004	2003		%
Selling, general and administrative	$15,238	$13,729	$1,509	11.0%
Research and development	1,370	1,152	218	18.9%

Selling, general and administrative expenses ("SG&A") increased due to higher selling and distribution costs of approximately $1.0 million and higher administrative expenses of $0.5 million. Approximately $0.7 million of the total increase was attributable to foreign exchange rate changes, with the balance of the increase due to selling and distribution cost increases, primarily in domestic operations. Research and development expenses increased because of the Company's strategy to expand new product development efforts.

Interest, Taxes and Other

(in thousands)	Three Months Ended September 30,		Favorable (Unfavorable)
	2004	2003	Change
Interest expense	$(8,013)	$(7,155)	$(858)
Interest income	31	75	(44)
Foreign exchange loss	(562)	(192)	(370)
Other income, net	1,725	435	1,290
Income tax benefit	7,093	1,335	5,758

The increase in net interest expense primarily reflects higher effective interest rates in 2004, partially offset by lower debt balances compared to the comparable quarter of the prior year. The lower debt balances result from the January 2004 Refinancing (defined below in "Long-Term Debt"), an additional principal payment of $5 million with part of the proceeds from the EFILM Sale (defined below in "Long-Term Debt"), as well as payments of scheduled amortization.

Other income, net increased principally due to a $1.0 million gain related to an insurance settlement for fire-damaged equipment and related loss-of-hire claim along with $0.3 million in trademark royalties and management fees from Panavison Imaging, LLC and Panavision SVI, LLC, both subsidiaries of Mafco Holdings, the Company's parent.

For the quarter ended September 30, 2004, the Company recorded a $7.1 million tax benefit from continuing operations comprising three items: a $1.1 million benefit related to domestic tax losses; a foreign tax benefit of $1.4 million related primarily to a change in estimated full-year income from foreign operations; and a reversal of the deferred tax valuation allowance of $4.6 million. As a result of the EFILM Sale described below, the Company estimates it will be able to utilize Net Operating Loss (NOL) carryforwards to offset the gain on sale of EFILM, resulting in a downward revision of the allowance against deferred tax assets, subject to preparation and filing of the 2004 tax return. See Note 6 to Consolidated Financial Statements included in the Form 10-K/A for a discussion of the Company's Tax Sharing Agreements.

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

PANAVISION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company does not believe that deconsolidation of its federal income tax returns will have a material adverse effect on the Company's business or financial condition.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Camera Rental Operations

(in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2004	2003		%
Rental revenue	$90,837	$86,222	$4,615	5.4%
Cost of rentals	50,329	46,517	3,812	8.2%
Gross margin	$40,508	$39,705	$803	2.0%
Cost %	55.4%	54.0%

The primary factors underlying the increase in camera rental revenue are the positive translation effect of foreign exchange rate changes of approximately $4.3 million resulting from the decline of the U.S. dollar against foreign currencies and the inclusion of additional revenue of $0.8 million from PANY Rental Inc. ("PANY Rental") as a result of the Company's consolidation of PANY Rental's results of operations for all nine months of the 2004 period as compared with five months (May-September) in the comparable 2003 period. In May 2003 the Company increased its ownership in PANY Rental to 67%; prior to May 2003 the Company used the equity method to account for its then-33% interest in PANY Rental. Camera rental revenue increases in European operations of $2.7 million were more than offset by declines in Asia Pacific of $1.5 million, in Canada of $0.9 million and in the U.S. of $0.8 million. The increase in Europe came primarily from major and independent motion picture features, with a slight decline in U.K. television. The decline in Asia Pacific is due to a decrease in large-budget motion picture feature production compared with the comparable 2003 period. The decline in Canada was due to significant weakness in motion picture features and television series, particularly in eastern Canada. The U.S. decline was due primarily to a decrease in agent revenues.

The external factors causing the increase in cost of rentals as related to the revenue above included the translation effect of foreign exchange rate changes of approximately $2.1 million and the inclusion of additional costs of $0.6 million from PANY Rental as a result of the Company's consolidation of PANY Rental's results of operations for all nine months of the 2004 period as compared with five months (May-September) in the comparable 2003 period as described above. Cost increases in the U.K. were less than the related revenue increases for a positive impact on margin. However, cost increases greater than the proportional revenue increase or cost reductions smaller than the related revenue decreases led to a reduced margin contribution in the U. S., Canada and Asia Pacific regions. Many of these additional costs, particularly in the U.S., related to higher personnel and other costs to enhance customer service consistent with the Company's strategy.

Lighting Rental Operations

(in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2004	2003		%
Rental revenue	$30,437	$27,663	$2,774	10.0%
Cost of rentals	27,221	25,242	1,979	7.8%
Gross margin	$3,216	$2,421	$795	32.8%
Cost %	89.4%	91.2%

PANAVISION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Lighting rental revenue was influenced by factors including: a decrease at Lee Lighting in the United Kingdom of $3.3 million; the inclusion of additional revenue of $3.4 million from PANY Rental as a result of the consolidation effect described above; and an increase due to the effect of foreign exchange rate changes on revenues from international operations of approximately $2.9 million resulting from the decline of the U.S. dollar against foreign currencies. Increases in lighting revenues from the Asia Pacific region were offset by the absence of revenue from Canadian lighting operations sold in May 2004. The decrease in revenue from Lee Lighting was primarily due to a $2.5 million decline in revenue from major and independent motion picture features compared to 2003.

The inclusion of PANY Rental costs because of the consolidation effect described above increased cost of rentals by $2.1 million while effect of foreign exchange rate changes on costs from international operations added approximately $2.2 million. These increases were partially offset by a $1.5 million decrease in cost of rentals at Lee Lighting related to the decline in rental revenues, the absence of Canadian costs of $0.5 million, and a decline in cost of rentals in the Asia Pacific region of $0.3 million.

Sales and Other

(in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2004	2003		%
Sales	$28,773	$24,449	$4,324	17.7%
Cost of sales	16,594	13,715	2,879	21.0%
Gross margin	$12,179	$10,734	$1,445	13.5%
Cost %	57.7%	56.1%

The primary factors underlying the increase in sales and other revenues were a positive effect of foreign exchange rate changes on revenues of approximately $3.1 million resulting from the decline of the U.S. dollar against foreign currencies and an increase from Lee Filters operations in the U.S. and U.K. of $0.7 million, along with smaller increases of $0.3 million each from the U.S. and Asia Pacific. Cost increases with respect to foreign exchange rates of $1.9 million and the U.S. of $0.2 million tracked the revenue increases; however cost increases of $0.8 million in Europe eroded the gross margin because of higher raw material costs.

Operating Costs

(in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2004	2003		%
Selling, general and administrative	$47,766	$43,827	$3,939	9.0%
Research and development	4,290	3,710	580	15.6%

Selling, general and administrative expenses ("SG&A") increased due to additional expenses of $1.8 million as the result of the Company's consolidation effect of PANY Rental as discussed above, increases of approximately $2.7 million attributable to foreign exchange rate changes resulting from the decline of the U.S. dollar against foreign currencies, and increased expenses due to higher infrastructure costs, the majority of which related to support of future growth initiatives. SG&A for the nine months ended September 30, 2003 included a $4.0 million accrual for severance costs in connection with the departure of the Company's former Chief Executive Officer and Chief Financial Officer. Research and development expenses increased because of the Company's strategy to expand new product development efforts.

PANAVISION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest, Taxes and Other

(in thousands)	Nine Months Ended September 30,		Favorable (Unfavorable)
	2004	2003	Change
Interest expense	$(23,788)	$(22,541)	$(1,247)
Interest income	241	260	(19)
Foreign exchange loss	(77)	(944)	867
Refinancing expense	(6,525)	(1,549)	(4,976)
Other income, net	3,466	1,112	2,344
Income tax benefit	5,427	6,177	(750)

The increase in net interest expense primarily reflects higher effective interest rates in 2004, offset in part by lower debt balances compared to the prior quarter. The lower debt balances result from the March 2003 contribution of $90.9 million principal amount of the 9 5/8% Notes owned by Mafco Holdings in exchange for equity and the January 2004 Refinancing, an additional principal payment of $5 million with part of the proceeds from the EFILM Sale (defined below in "Long-Term Debt"), as well as payments of scheduled amortization.

Other income, net increased principally due to a $1.5 million gain on sale on the disposition of property and equipment in May 2004, a $1.0 million gain related to an insurance settlement for fire-damaged equipment and a related loss-of-hire claim along with $0.3 trademark royalties and management fees from Panavision Imaging, LLC and Panavision SVI, LLC, both subsidiaries of Mafco Holdings, the Company's parent. The primary component for the nine months ended September 30, 2003 was a $0.7 million gain related to an insurance settlement for flood-damaged equipment.

For the nine months ended September 30, 2004 the Company recorded a $5.4 million tax benefit from continuing operations comprising three items: an $8.2 million benefit associated with domestic tax losses; a $2.1 million provision relating to profitable foreign operations, based on application of the Company's effective tax rate on full-year income and foreign taxes withheld at source; and an increase to the valuation allowance against deferred tax assets of $0.7 million. See Note 6 to Consolidated Financial Statements included in the Form 10-K/A for a discussion of the Company's Tax Sharing Agreements.

Liquidity and Capital Resources

Nine Months Ended September 30, 2004

The following table sets forth certain information from the Company's condensed consolidated statements of cash flows for the periods indicated:

(in thousands)	Nine Months Ended September 30,
	2004	2003
Net cash provided by (used in):
Operating activities	$809	$3,735
Investing activities	(4,807)	(15,515)
Financing activities	2,469	2,044

Cash provided by operating activities for the nine months ended September 30, 2004 totaled $0.8 million, comprising the net loss from continuing operations of $17.4 million, increased by adjustments for depreciation and amortization of $29.8 million and dividends received from an equity investment of $1.1 million, and decreased by the net change in operating assets and liabilities of $5.8 million and other miscellaneous items of $6.9 million.

Cash used in investing activities was $4.8 million comprising capital expenditures of $18.7 million, cash payments for two acquisitions totaling $7.8 million, net proceeds from EFILM and other dispositions

PANAVISION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of $28.9 million, and proceeds from collection of notes receivable of $3.7 million. As a condition of the First Amendment and Waiver (discussed below under "Long-Term Debt"), proceeds from the EFILM Sale are to be held in an escrow account restricted for specified uses (including acquisitions and certain capital expenditures). The restricted cash balance increased to $10.9 million, which is also reflected as cash used in investing activities. The majority of the capital expenditures were used to manufacture camera rental systems and accessories.

Cash provided by financing activities was $2.5 million, which comprised repayments of $251.0 million under the Prior Credit Agreement, repayments of other long-term debt (including capital leases) of $11.3 million, deferred financing costs of $1.5 million, borrowings of $135.6 million under the Amended Credit Agreement (defined below in "Long-Term Debt"), the issuance of $100.0 million of Senior Notes (net of discount), a capital contribution from Mafco Holdings of $22.7 million, net of transaction costs, and net borrowings under a line of credit provided by Mafco Holdings of $8.0 million.

Repayments of long-term debt during this period included (a) $1.0 million, representing the long-term portion of a total of $1.3 million repaid to Financial Federal Credit Inc. by PANY Rental, pursuant to a loan entered into prior to the Company's acquisition of PANY Rental; (b) $0.6 million in scheduled payments on capital leases; (c) $3.7 million in scheduled repayments of term loans; and (d) an additional $5.0 million repayment of term loans under the Amended Credit Agreement using part of the proceeds of the EFILM Sale (described below).

Cash provided by operating activities for the nine months ended September 30, 2003, totaled $3.7 million, comprising the net loss from continuing operations of $12.1 million, increased by adjustments for depreciation and amortization of $29.6 million, offset by a deferred income tax benefit of $7.2 million, the net change in operating assets and liabilities of $5.2 million and other miscellaneous items totaling $1.4 million. Cash used in investing activities was $15.5 million comprising capital expenditures of $17.0 million net of proceeds from dispositions of $1.5 million. The majority of the capital expenditures were used to manufacture camera rental systems and accessories.

Cash provided by financing activities was $2.0 million, which comprised repayments of $17.0 million under the Prior Credit Agreement, deferred financing costs of $3.2 million, proceeds from the issuance of Series B Preferred Stock of $4.4 million, proceeds from the issuance of Series C Preferred Stock of $9.8 million, net of transaction costs, and net borrowings under a line of credit provided by Mafco Holdings of $7.5 million.

Long-Term Debt

The 9 5/8% Notes were issued at a discount representing a yield to maturity of 9 5/8%. There were no periodic or interest payments through February 1, 2002. Thereafter, they bear interest at a rate of 9 5/8% per annum, payable semi-annually on February 1 and August 1 of each year, commencing August 1, 2002.

On August 13, 2003, MacAndrews & Forbes agreed to amend an existing line of credit provided to the Company to increase the amount available for borrowing from $4.0 million to $10.0 million and extend the maturity date to August 31, 2006 (as amended, the "MacAndrews Line"). In connection with an amendment to the Company's Prior Credit Agreement (as defined below), on November 12, 2003, MacAndrews & Forbes agreed to provide a second revolving line of credit (the "Second MacAndrews Line") in the amount of $10.0 million at a rate equal to 50 basis points above the rate provided for in the revolving facility pursuant to the Prior Credit Agreement and a maturity of April 15, 2004. As described below, in connection with the January 2004 Refinancing (as defined below), (i) amounts outstanding under the MacAndrews Line were retired in exchange for shares of new Series D Cumulative Pay-in-Kind Preferred Stock, par value $0.01 per share (the "Series D Preferred Stock") and (ii) MacAndrews & Forbes increased the amount of the Second MacAndrews Line to $20.0 million and extended the maturity to April 16, 2009. As of September 30, 2004, the Company had availability under the Second MacAndrews line of approximately $8.6 million.

PANAVISION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On June 4, 1998, the Company entered into a Credit Agreement with a syndicate of lenders (as subsequently amended on September 30, 1998, June 30, 1999, March 15, 2002, June 14, 2002, September 30, 2002, March 25, 2003 and November 12, 2003, the "Prior Credit Agreement"). The Company's obligations under the Prior Credit Agreement were secured by substantially all of the Company's assets. The Prior Credit Agreement comprised two facilities, the Term Facility and the Revolving Facility. As of December 31, 2003, amounts outstanding under the Prior Credit Agreement were $151.8 million and $99.2 million for the Term Facility and Revolving Facility, respectively. As described below, the Prior Credit Agreement was replaced with the Amended and Restated Credit Agreement pursuant to the January 2004 Refinancing.

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

Also as part of the January 2004 Refinancing, the Company issued to PX Holding 215,274 shares of new Series D Preferred Stock in exchange for (a) 159,644 shares of Series C Cumulative Pay-in-kind Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock"), of the Company, held by PX Holding (together with approximately $13.2 million of accumulated dividends thereon); (b) $23.0 million in cash; (c) the retirement of all principal and interest (an aggregate of $10,180,930) owed as of January 16, 2004 under the MacAndrews Line; (d) 33.3 shares of common stock of PANY Rental, Inc. ("PANY Rental"), having a fair market value of $0.7 million (such that, as of January 16, 2004, the Company owned 100% of the outstanding shares of PANY Rental); (e) the retirement of all amounts (consisting of $630,780 in principal and $82,913 in accrued and unpaid interest) owed by PANY Rental to PX Holding pursuant to a certain promissory note held by PX Holding; and (f) the retirement of all amounts (consisting of $7.8 million in principal and unpaid interest) owed to Mafco Holdings under a certain promissory note in the principal amount of $6.7 million, dated July 1, 2002, issued by the Company to M & F Worldwide and subsequently acquired by Mafco Holdings. The Series D Preferred Stock is non-voting, has a liquidation preference of $1,000 per share plus accrued and unpaid dividends, and entitles the holder to cumulative dividends at a rate of 10% per annum regardless of whether declared or earned. Additionally, the Series D Preferred Stock is subject to redemption in certain circumstances upon a change of control. The Company also issued to PX Holding 1,381,690 shares of new Series E Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share, (the "Series E Preferred Stock") in exchange for 1,381,690 shares of Series A Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"). The Series E Preferred Stock is entitled to one vote per share, voting together with the Common Stock as a single class, has a liquidation preference of $1.00 per share plus accrued and unpaid dividends, and provides for non-cumulative cash dividends at an annual rate of $0.05 per share if declared by the Company. As a result of the January 2004 Refinancing transactions, all of the outstanding shares of Series A and Series C Preferred Stock were transferred to the Company. In addition, MacAndrews & Forbes increased the amount of the Second MacAndrews Line to $20.0 million and extended the maturity to April 16, 2009.

The Company used proceeds from the sale of the Senior Notes and the issuance of Series D Preferred Stock to reduce the indebtedness under the Prior Credit Agreement by $115.4 million, and replaced the

PANAVISION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Prior Credit Agreement with an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with the lenders under the Prior Credit Agreement. The Amended Credit Agreement provides for a single term loan facility in the principal amount of $135.6 million repayable in quarterly installments with a final maturity of January 12, 2007, except that the term facility shall be due on September 1, 2005 if any of the 9 5/8% Notes remain outstanding on that date. The Company is considering various alternatives with respect to the repayment or refinancing of the 9 5/8% Notes, although no decision has been made as yet. While there can be no assurance, the Company expects that the 9 5/8% Notes will be refinanced or otherwise repaid by September 1, 2005. The term facility bears interest at either the ABR or Eurodollar Rate (as defined in the Amended Credit Agreement) plus a margin of 5.25% in the case of ABR loans or 6.25% in the case of Eurodollar Loans. The term facility under the Amended Credit Agreement is secured on substantially the same basis as indebtedness under the Prior Credit Agreement. In connection with the Amended Credit Agreement, the Company paid fees to lenders and professional advisors of approximately $3.5 million, including an original issue discount fee of approximately $2.0 million. Approximately $3.1 million of the fees paid were expensed in 2004.

Under the Amended Credit Agreement, the Company is required to repay $5.0 million in principal in 2004, whereas under the Prior Credit Agreement the Company would have been required to make principal payments of approximately $221.1 million in 2004. In addition, the Company repaid an additional $5.0 million under the Amended Credit Agreement with part of the proceeds from the sale of EFILM, as described below. The Amended Credit Agreement revised certain financial tests and other restrictive covenants set forth in the Prior Credit Agreement, including required EBITDA (as defined), limitations on indebtedness, and other provisions. As defined in the Amended Credit Agreement and 2004 Indenture, EBITDA includes adjustments for severance expense, refinancing expense, foreign exchange gain or loss, and other non-cash charges. As of September 30, 2004, the Company was in compliance with the covenants set forth in the Amended Credit Agreement. As of September 30, 2004, $126.9 million was outstanding under the Amended Credit Agreement.

Principally to provide a mechanism for the reinvestment of the proceeds of the EFILM Sale, as described below, on August 11, 2004, the Company and the other parties to the Amended Credit Agreement entered into an amendment and waiver to the Amended Credit Agreement ("First Amendment and Waiver"). To provide a similar mechanism for the reinvestment of the proceeds of the EFILM Sale under the 2004 Indenture, on August 11, 2004, the Company and Wilmington Trust Company, as Trustee, entered into a supplemental indenture ("Supplemental Indenture"). On September 30, 2004, in accordance with the terms of the Amended Credit Agreement and the 2004 Indenture, upon repayment of $1.3 million to Federal Financial Credit Inc., PANY Rental and TFN Lighting Corp. (each subsidiaries of the Company) became guarantors under those debt instruments.

On September 16, 2004, the Company purchased from Sony Electronics, Inc. ("Sony"), a 49% interest in DHD Ventures, LLC ("DHD"), making DHD a wholly-owned subsidiary of the Company. Following this acquisition, DHD was converted to a limited partnership, DHD Ventures, LP, the limited partner of which is the Company and the general partner is DHD Holdings, Inc. DHD Ventures, LP and DHD Holdings, Inc. both became guarantors under the Amended Credit Agreement and the 2004 Indenture on September 30, 2004.

As a result of the January 2004 Refinancing, in accordance with Statement of Financial Accounting Standards No. 6, "Classification of Short-Term Obligations Expected to be Refinanced" ("SFAS 6"), the Company reclassified $246.0 million of the refinanced debt to long-term debt as of December 31, 2003.

Acquisition and Disposition Activity

On August 6, 2004, the Company sold its 80% interest in EFILM to Deluxe Laboratories, Inc. ("Deluxe"), the holder of the remaining 20% interest in EFILM, for total consideration of $32.5 million, including $27.5 million in cash and a promissory note for $5 million (the "EFILM Sale"). Net cash

PANAVISION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

proceeds received, after certain payments to previous owners, were approximately $25.3 million. In addition to the repayment of $5.0 million of term loans under the Amended Credit Agreement, the Company redeployed part of the proceeds of the EFILM Sale during the third quarter through (1) the acquisition of Technovision France, and (2) the acquisition of Sony Electronics Inc.'s ("Sony") 49% interest in DHD Ventures, LLC, now DHD Ventures, L.P. ("DHD Ventures"), such that DHD Ventures became a wholly-owned subsidiary of the Company. The Company will continue to assess strategic opportunities to reinvest the remaining proceeds of the EFILM Sale during the fourth quarter.

Capital Expenditures

The Company intends to use cash provided by operating activities and its revolving lines of credit to make additional capital expenditures primarily to manufacture camera systems and accessories and purchase other rental equipment. The Company recently made a commitment of approximately $7 million to purchase digital cameras over a period of approximately 18 months beginning in January 2005.

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

Pursuant to the Amended Credit Agreement, there is an increase in required EBITDA for the fourth quarter financial covenants. Given lower-than-expected revenue for the year, the Company is unable at this time to determine whether it will be able to meet this increased covenant level. The Company is analyzing opportunities for potential reinvestment of the remaining proceeds of the EFILM Sale and anticipates that additional EBITDA resulting from such reinvestment during the fourth quarter of 2004 should enable the Company to remain in compliance with its minimum EBITDA and other financial covenants. In the event that the Company is unable to meet its required covenants for the period ending December 31, 2004, the Company would be required to seek waivers or amendments of such covenants in the Amended Credit Agreement. Although the lenders under the Amended Credit Agreement have accommodated the Company to date and the Company believes that the lenders will continue to do so, there can be no assurance that they will continue to do so nor can there be any assurance that the Company could successfully effect any alternate financing to replace the Amended Credit Agreement or other debt if repayment is accelerated.

Although there can be no assurance, and subject to the discussion above, the Company expects that cash flows from operations, borrowings under the revolving line of credit, and cash equity contributions and advances from affiliates will be sufficient to enable the Company to meet its anticipated operating, capital spending and debt service requirements through at least the next twelve months. As of September 30, 2004, the Company had availability under the Second MacAndrews line of approximately $8.6 million.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements.

Seasonality

The Company's revenue and net income are subject to seasonal fluctuations. In North America, episodic television programs cease filming in the second quarter for several months, and typically resume production in July and August. Motion picture feature film production activity typically reaches its peak in the third and fourth quarters.

PANAVISION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company performed an impairment test relating to its goodwill and tradename as of December 31, 2002 and December 31, 2003, and found that the fair values of its goodwill and tradename are in excess of carrying value.

In the absence of indicators that an earlier assessment would be required, the Company will perform its annual impairment tests of goodwill and tradename during the fourth quarter of fiscal 2004 in connection with the Company's planning efforts for 2005. As the Company has not yet determined what the effects of these tests will be on its earnings and financial position, these effects, which may have a material impact, will be reflected in the consolidated financial statements for the year ending December 31, 2004.

Forward-Looking Statements

This quarterly report on Form 10-Q for the quarter ended September 30, 2004, as well as certain of the Company's other public documents and statements and oral statements, contain forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements. Further, the Company encourages investors to read the summary of its critical accounting policies included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003.

In addition to factors described in the Company's Securities and Exchange Commission filings and others, the following factors could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company: (a) a significant reduction in the number of feature film, commercial or series television productions; (b) competitive pressures arising from changes in technology, customer requirements, price competition and industry standards; (c) an increase in expenses related to new product initiatives and product development efforts; (d) unfavorable foreign currency fluctuations; (e) significant increases in interest rates; (f) lower-than-expected cash flows from operations; (g) difficulties or delays in developing and introducing new products or failure of the Company's customers to accept new product offerings; (h) difficulties or delays in implementing improvements in operating efficiencies; (i) the inability to secure capital contributions or loans from affiliates, refinance its indebtedness or sell its equity securities; or (j) failure to reinvest the remaining proceeds of the EFILM Sale as planned. The Company assumes no responsibility to update the forward-looking statements contained in this filing.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. The Company manages its exposure to these market risks through its regular operating and financing activities. Item 7A of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003 presents quantitative and qualitative disclosures about market risk as of December 31, 2003. As of September 30, 2004, there have been no material changes in the Company's market risk since December 31, 2003.

PANAVISION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

There were no events of default upon senior securities during the quarter ended September 30, 2004.

As of September 30, 2004, the Company has accumulated approximately $15.6 million of unpaid dividends on the Series D Preferred Stock with the agreement of the holders thereof. Dividends on the Series D Preferred Stock are cumulative and payable, at the option of the Company, in cash and/or additional shares of Series D Preferred Stock.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2004.

Item 5.    Other Information

No additional information need be presented.

Item 6.    Exhibits

3	Certificate of Incorporation and By-Laws
3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).**
3.2	Restated By-Laws of the Company (incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).**
3.3	Certificate of the Designations, Powers, Preferences and Rights of Series D Cumulative Pay-in-Kind Preferred Stock of Panavision Inc. (incorporated herein by reference to Exhibit 3.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).**
3.4	Certificate of the Designations, Powers, Preferences and Rights of Series E Non-Cumulative Perpetual Participating Preferred Stock of Panavision Inc.(incorporated herein by reference to Exhibit 3.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).**
4	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Indenture, dated as of February 11, 1998, between PX Escrow and The Bank of New York, as Trustee, relating to the Company's 9 5/8% Senior Subordinated Discount Notes Due 2006 (incorporated herein by reference from the identically numbered exhibit from the Company's Registration Statement on Form S-1, Registration No. 333-59363 file with the Securities and Exchange Commission on October 8, 1998). **

PANAVISION INC.

4.2	First Supplemental Indenture dates June 4, 1998, amoung PX Escrow, the Company and the Trustee, amending the Indenture identified at Exhibit 4.1 (incorporated herein by reference from the identically numbered exhibit from the Company's Registration Statement on Form S-1, Registration No. 333-59363 file with the Securities and Exchange Commission on October 8, 1998). **
4.3	Amended and Restated Senior Subordinated Line of Credit Agreement dated January 16, 2004, between Panavision Inc. and MacAndrews & Forbes Holdings Inc. (incorporated herein by reference to Exhibit 4.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).**
4.4	Indenture, dated as of January 16, 2004, between Panavision Inc. and Wilmington Trust Company, as Trustee, relating to the Company's 12.50% Senior Secured Notes due 2009 (incorporated herein by reference to Exhibit 4.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).**
4.5	Form of 12.50% Senior Secured Note due 2009 (incorporated herein by reference from to Exhibit 4.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).**
4.6	Amended and Restated Credit Agreement, dated as of May 28, 1998, as amended and restated as of January 16, 2004, among Panavision Inc., the several lenders named therein, and JP Morgan Chase Bank, as Administrative Agent (incorporated herein by reference to Exhibit 4.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).**
4.7	Letter Agreement dated as of January 16, 2004 between Mafco Holdings, Inc., MacAndrews & Forbes Holdings Inc., PX Holding Corporation and Panavision Inc. (incorporated herein by reference to Exhibit 4.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003)**
4.8	First Amendment and Waiver, dated as of August 11, 2004, with respect to the Amended and Restated Credit Agreement, dated as of May 28, 1998, as amended and restated as of January 16, 2004, among Panavision Inc., the several lenders named therein, and JP Morgan Chase Bank, as Administrative Agent.*
4.9	First Supplemental Indenture and Waiver, with respect to Indenture, dated as of January 16, 2004, between Panavision Inc. and Wilmington Trust Company, as Trustee, relating to the Company's 12.50% Senior Secured Notes due 2009.*
31	Section 302 Certifications
31.1	Certification of Robert L. Beitcher, Chief Executive Officer, dated November 12, 2004.*
31.2	Certification of Bobby G. Jenkins, Chief Financial Officer, dated November 12, 2004.*
32	Section 906 Certifications
32.1	Certifications of Robert L. Beitcher, Chief Executive Officer, and Bobby G. Jenkins, Chief Financial Officer, dated November 12, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

* Filed herewith.

**Previously filed.

PANAVISION INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANAVISION INC.

Date: November 12, 2004	By: /s/ ROBERT L. BEITCHER
______________________________	__________________________________
Robert L. Beitcher President and Chief Executive Officer
By: /s/ BOBBY G. JENKINS
__________________________________
Bobby G. Jenkins Executive Vice President, Chief Financial Officer and Principal Accounting Officer