Form 10-K
period 2004-12-31
PANAVISION INC
filed 2005-03-31
CIK 1022911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes             No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the OTC Bulletin Board on such date) on June 30, 2004 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $3.8 million. As of March 22, 2005, there were 39,380,729 shares of Panavision Inc. Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 2005 definitive proxy statement, issued in connection with the annual meeting of stockholders, are incorporated by reference in Part III of this Form 10-K.

PANAVISION INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2004

		Page
PART I
Item 1	Business	1
Item 2	Properties	11
Item 3	Legal Proceedings	12
Item 4	Submission of Matters to a Vote of Security Holders	12
PART II
Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item 6	Selected Financial Data	13
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	30
Item 8	Financial Statements and Supplementary Data	30
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	30
Item 9A	Controls and Procedures	31
Item 9B	Other information	31
PART III
Item 10	Directors and Executive Officers of the Registrant		*
Item 11	Executive Compensation		*
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters		*
Item 13	Certain Relationships and Related Transactions		*
Item 14	Principal Accounting Fees and Services		*
PART IV
Item 15	Exhibits and Financial Statement Schedules	32

*	Incorporated by reference from the Panavision Inc. 2005 Proxy Statement.

i

PART I

Item 1. Business

Business Overview

In the document that follows, unless the context requires otherwise, the terms "Panavision," "we," "our," "ours" and "us" refer to Panavision Inc. and its subsidiaries. Panavision is a leading designer, manufacturer and supplier of high precision camera systems, comprising cameras, lenses and accessories for the motion picture, television series and television commercial markets in North America, Europe and the Asia Pacific region. Our camera systems have been widely used in the filming of major motion pictures over the last 30 years, including the recent box office hits MILLION DOLLAR BABY, THE AVIATOR, SPIDERMAN 2 and SIDEWAYS. We are also a leading supplier of camera equipment to U.S. prime time episodic or "series" network and cable television productions, such as DESPERATE HOUSEWIVES, LOST, CSI, and 24.

We believe that our position as an industry leader results from our broad range of technologically superior and innovative products, our long-standing collaborative relationships with filmmakers and studios, our dedication to customer service, the breadth of our camera and lens equipment inventory and our unique worldwide distribution network. Panavision is the only supplier of cinematography equipment that manufactures a complete camera system incorporating its own proprietary prime and zoom lenses, the most critical components of a camera system. We are also the only major manufacturer of cameras and lenses that is located near Hollywood. In contrast, our manufacturing competitors are primarily located in Europe and sell their products to rental companies, which then rent the equipment to the ultimate user.

In addition to manufacturing and renting camera systems, we also have rental operations providing lighting, lighting grip, power generation, distribution and related transportation equipment, cranes and remote camera heads. These operations include Lee Lighting, the largest lighting rental company in the United Kingdom, as well as other owned-and-operated facilities in North America and Australia. Recently, Lee Lighting supplied the lighting needs of such major films as HARRY POTTER AND THE PRISONER OF AZKABAN, BRIDGET JONES: THE EDGE OF REASON and CLOSER. Our Lee Filters operation manufactures and sells lighting filters and other color-correction and diffusion filters.

We believe that we are well positioned to take advantage of the emerging markets for the capture of images in digital format. We currently offer the F-900, a complete high definition digital camera system comprised of a modified version of Sony Electronics Inc.'s ("Sony") 24P CINEALTA™ high definition digital camera, coupled with our series of specially designed PRIMO DIGITAL® lenses and other accessories for use in the motion picture and television industries. The F-900 has been used on a variety of series television programs and commercials, including 8 SIMPLE RULES, ACCORDING TO JIM, LIFE WITH BONNIE and STARGATE ATLANTIS. In 2004, the Academy of Television Arts and Sciences recognized Panavision and Sony with a distinguished EMMY™ award for our digital imaging system.

In 2004, we demonstrated the GENESIS™ high definition digital camera system. The GENESIS™ camera, which we launched in early 2005, is another collaborative effort with Sony that combines high performance electronic imaging with Panavision's PRIMO® cine optics. The GENESIS™ system offers a number of technological and performance advantages over the F-900 and other available digital imaging systems, including a one-inch CCD sensor which allows the camera to utilize all focal lengths of our existing spherical 35mm lenses, a form factor similar to film cameras, and the ability to record from 1 to 50 frames per second. Whereas the primary market for the F-900 was episodic television, we believe the GENESIS™ camera system will be attractive to cinematographers in the feature film market.

During 2004, we made several acquisitions and dispositions. In May, we sold our lighting assets in Canada, thereby exiting the lighting business in that country. In August, we sold our 80% membership interest in EFILM, LLC ("EFILM"), a digital post-production laboratory, to Deluxe Laboratories Inc. ("Deluxe"), which held the remaining 20% ownership of EFILM. In August, we also purchased Technovision France, a film equipment rental company in Paris. In September, Panavision purchased the

49% interest in DHD Ventures, LLC ("DHD") held by Sony, making DHD our wholly-owned subsidiary. In December, we purchased all the film, high definition and video camera equipment of William F. White International Inc. ("WFW") in Canada.

Panavision was incorporated in Delaware in 1990. Predecessors of Panavision have been engaged in the design and manufacturing of cinematography equipment since 1954. Our principal executive offices are located at 6219 De Soto Avenue, Woodland Hills, California, 91367, telephone (818) 316-1000.

Market Overview

The demand for cinematographic equipment is driven by the number and budget size of feature films, television programs and commercials being produced. Increases in the number of action films and special effects in feature film and television productions increase the range and volume of equipment required and lengthen the rental period. Increases in the number of television networks and channels and in the networks' demand for original programming also drive the increased use of camera systems.

Feature Films

We view feature films in two categories: major studio features and independent features. Major studio features are typically large-budget productions requiring a greater range and volume of camera and lighting equipment, thus providing greater revenue potential for us. The average major studio feature film rental is for 10 to 12 weeks. The camera and lighting rental revenue potential from feature films is dependent on the number and types of productions filmed in any given year. We have been the market leader for many years in the feature film segment and we provide equipment to the majority of major studio feature film productions worldwide.

Episodic Television

The episodic or "series" television market in North America is comprised primarily of one-hour dramas and half-hour situation comedies, which are aired in both prime and non-prime time slots. These programs are broadcast on the major television networks as well as on cable networks. The average half-hour situation comedy series generates 22 weeks of billing per year. The average one-hour drama series generates 33 weeks of billing per year. We have been the market leader for many years in the prime time segment, supplying equipment to the majority of U.S. prime time network series shot on film. In addition, we have become the leading supplier of high definition digital camera equipment for use in television situation comedies, a market that has developed over the last several years. We believe we will continue to be a strong supplier to this market as we continue to offer customized equipment designed for television production, which we believe provides both economic and qualitative benefits to our customers.

In Europe and the Asia Pacific markets, the television segment is characterized by lower budget productions than the U.S. that do not generate as many billing weeks on average.

Commercials

Although the production of a commercial generally lasts for only one to seven days, daily rental rates for camera systems are equal to or higher than feature film rental rates and represent a significant part of the camera equipment rental market worldwide. Many of the creative professionals involved in the filming of commercials seek to distinguish their products by using innovative techniques requiring technologically advanced equipment – the ability to achieve a unique "look" – which we believe can, in many cases, be achieved best by using our products. By pursuing opportunities to expand our presence in the television commercial market, we believe we can develop brand loyalty for our products and establish beneficial long-term relationships with directors and cinematographers, many of whom begin their careers filming television commercials before moving into either television or feature films.

Camera Rental Operations

Panavision supplies cinematographic equipment, such as cameras, lenses and accessories, to its customers on a project-by-project basis. We have an extensive rental inventory of cameras and lenses, as well as associated accessories, including non-Panavision manufactured equipment. We rent our equipment through a network of owned-and-operated rental facilities located throughout North America, Europe and the Asia Pacific region and through independent distributors located around the world. This network provides us with a competitive advantage, as we are the only rental company that offers clients both equipment and service on a national and worldwide basis. For the fiscal years 2004, 2003 and 2002 our camera rental operations accounted for approximately 61%, 62% and 66%, respectively, of total rental revenue and sales.

For financial information as to our operations in different geographical areas, see Note 8 of the Notes to the Consolidated Financial Statements of Panavision included elsewhere in this Form 10-K.

Camera System Products

We are the only provider of camera systems with an integrated design that provides customers with compatible products available on a worldwide basis. Each camera package rented for a project is comprised of a number of camera systems, each of which includes a camera, lenses and accessories. Each camera's rental price includes a variety of accessories such as eyepieces, viewfinders, cables and brackets.

Film Cameras.    There are two basic types of motion picture cameras—Synchronous, or "sync-sound," and Mit Out Sound (MOS). Sync-sound cameras are used to shoot pictures while recording dialogue. MOS cameras are used primarily to shoot high-speed footage and special effects and may also be used as backup cameras in situations where dialogue is not being recorded. Our camera inventory consists of both sync-sound and MOS cameras with various features and at a range of prices. While the majority of our sync-sound cameras are 35mm cameras, we also have 16mm cameras, which are used primarily to film episodic television shows, and 65mm cameras, which are used primarily to film special effects and special venue presentations.

Our inventory also includes a number of non-Panavision cameras that are used to supplement our product line. Due to our ability to purchase non-Panavision cameras if there is a business need to do so, we can compete with independent renters of cinematography equipment on the same level and with the same equipment. Our competitors, on the other hand, do not have the corresponding ability to purchase Panavision equipment, as our equipment is not available to rental companies other than ourselves and our independent distributors.

Film Lenses.    We develop, design and manufacture our own prime (fixed focal length) and zoom lenses, the most critical component affecting picture quality and an important consideration for the filmmaker. For many years, we have specialized in anamorphic lenses, which are used for the wide-screen movie format. While we continue as the world's leading supplier of these lenses, we have also created a line of advanced spherical lenses for the non-wide screen format, producing Panavision's proprietary PRIMO PRIME® and PRIMO ZOOM® lenses.

HD Digital Camera Systems.    We offer a complete high definition digital camera system, the F-900, comprised of a modified version of Sony's 24P CINEALTA™ high definition digital camera coupled with our specially designed PRIMO DIGITAL® lenses and other accessories. The PRIMO DIGITAL® lenses represent significant technological breakthroughs, providing extremely high performance.

As described above, in early 2005, we launched our next-generation digital camera, GENESISTM, which we believe will become a market leader in digital image capture.

Accessories.    In order to provide our customers with a fully integrated camera system, we frequently introduce new camera accessories and currently offer an extensive range of products requested by and developed in conjunction with filmmakers. An accessory product often achieves such widespread acceptance among its customers that we incorporate it into the base camera package, thereby increasing the rental price of the overall package.

Business Strategy

Panavision intends to pursue the following strategies to enhance its position as the leading designer, manufacturer and supplier of high precision film camera systems, lighting, and other equipment and services for the motion picture, television, and commercials industries.

Strengthen Our Position in Our Core Business.    While Panavision is the market leader in most of the segments in which it competes, we continue to strive to increase our market share through aggressive marketing, a commitment to high quality service, improved equipment reliability, technical innovation, and a broader reach into the emerging geographical markets. We believe that we can serve our customers better than other competitors by continuing to offer the broadest range of equipment with the best customer service behind it.

We also look to strengthen our position in our core business through selective strategic acquisitions as opportunities arise throughout our global market and across the range of our product offerings. Our Technovision, DHD and WFW acquisitions exemplify this approach.

Improved Operating Efficiency.    We believe that profitability can be enhanced through improvements in operating efficiency. To this end, we are implementing a standardized global information system to better manage equipment utilization, best practices throughout our rental facilities worldwide, and a new product development program aimed at accelerating the cycle between concept and market delivery. In addition to improved profitability, we believe these changes will also ultimately lead to more efficient use of equipment, thereby mitigating capital requirements in the future.

Develop New Products and Applications.    We intend to continue developing and manufacturing innovative cameras, lenses and accessories. We are focused on remaining close to the needs of our customers through collaborative interactions and set visits. With a research and development group currently comprised of mechanical, software, electronic and optical engineers, draftsmen and machinists, along with a dedicated machine shop that manufactures prototype equipment, we are able to develop proprietary technology in collaboration with filmmakers to address their unique requirements and position us to develop new products. Examples include:

•	HD Digital Camera Systems. Certain market segments such as feature films have not utilized digital image capture to a significant degree because of a gap in performance and functionality versus film. We believe the GENESIS™ digital camera system bridges that gap. The GENESIS™ system offers a number of technological and performance advantages over existing digital equipment, such as a physical footprint more similar to a film camera, a higher (and variable) operating speed, and the ability to utilize a wide variety of spherical 35mm lenses.

•	High Performance Lenses for New Markets. We have developed significant expertise in the design, development and manufacture of high performance lenses used in the feature film, series television and commercial markets. The Academy of Motion Picture Arts and Sciences has recognized our contributions in this field with multiple ACADEMY AWARDS®.

Lighting Rental Operations

In addition to manufacturing and renting camera systems, we rent lighting, lighting grip, transportation and distribution equipment and mobile generators used in the production of feature films, television programs and commercials, outside broadcasts and other events from our owned-and-operated facilities located in New York, Florida, Texas, the United Kingdom and Australia. Our extensive inventory of lighting equipment enables various lighting operations to service several projects with large-scale equipment and personnel requirements concurrently. Our worldwide lighting rental operations employ senior management who have developed relationships over many years with influential individuals in the motion picture and television industries.

These operations include Lee Lighting, the largest lighting rental operation in the United Kingdom. Lee maintains the largest rental asset base of lighting equipment, transport, mobile generators and power distribution equipment in the United Kingdom. Lee Lighting currently has the largest inventory of lampheads, the core element of lighting equipment used by filmmakers in all areas of the industry, in the United Kingdom. Lee Lighting operates lighting rental operations in London, Bristol and Manchester, England and Glasgow, Scotland, each of which has its own rental inventories. From these four locations, Lee Lighting is able to service any production in England, Wales, Ireland, or Scotland. Lee Lighting is also able to service select projects outside of the United Kingdom. In addition, Lee Lighting maintains a rental base at Shepperton Studios, the second largest studio complex in the United Kingdom for the production of feature films. Lee Lighting is the only lighting company in the United Kingdom that supplies its own electricians in connection with the rental of its equipment, a sizable field force of gaffers and electricians who work exclusively with the Company. This service force is on call 24 hours a day, seven days a week and is supplemented by freelance labor when required. Our lighting facilities in the United States are operated by TFN Lighting Corp., a wholly-owned subsidiary of Panavision.

For the fiscal years ended 2004, 2003 and 2002, our lighting rental operations accounted for approximately 21%, 20% and 18%, respectively, of total rental revenue and sales. For financial information as to our operations in different geographical areas, see Note 8 of the Notes to the Consolidated Financial Statements of Panavision included elsewhere in this Form 10-K.

Sales and Other Operations

Panavision manufactures and sells lighting filters through our Lee Filters operations in the United Kingdom and the United States. In addition, we sell various consumable products such as film stock, light bulbs and gaffer tape, which are used in all types of productions, from several of our facilities.

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

For the fiscal years 2004, 2003 and 2002, sales and other revenues accounted for approximately 18%, 18% and 16%, respectively, of total rental revenue and sales. For financial information as to our operations in different geographical areas, see Note 8 of the Notes to the Consolidated Financial Statements of Panavision included elsewhere in this Form 10-K

Research and Product Development

Our research and development group is comprised of mechanical, software, electronic and optical engineers, draftsmen and machinists. The research and development group has a dedicated machine shop that manufactures prototype equipment. These internal capabilities enable us to develop proprietary technology in collaboration with filmmakers to address their unique requirements. We have long been a leader in the research and development of film camera lenses. Since the first Panavision lens was introduced in 1957, we have introduced many innovative spherical and anamorphic lenses, including the PRIMO® series, which won ACADEMY AWARDS® in 1990, 1991, 1994, 1995, 1999 and 2002 for Scientific and Technical Achievement. In 2000, we launched a new series of specially designed PRIMO DIGITAL® lenses for use with the Sony 24P CINEALTA™ digital camera. These lenses are among the most sophisticated and highest performing lenses we have ever produced.

The research and development group also explores camera and lens technology for use outside of our traditional markets. In 2004, we introduced our new 300X zoom lens, targeted primarily at the sports broadcast and military/threat detection markets. Research and development expense for the years ended December 31, 2004, 2003, and 2002 was $6.1 million, $5.1 million, and $4.4 million, respectively.

Manufacturing and Assembly

We manufacture cameras, lenses, and accessories designed by our in-house research and development staff at our 150,000 square foot corporate headquarters and manufacturing facility located near Hollywood in Woodland Hills, California. We develop and design all the critical components for our film camera systems, including the camera movement and lens. An entire camera system consists of hundreds of parts, each carefully produced, assembled and tested. The manufacturing process takes up to four months and primarily involves the fabrication and assembly of camera and lens components by highly skilled workers, each of whom generally has an area of specialization. We also purchase digital cameras bodies which we then modify and outfit in our facility. Following the assembly process, each camera system is rigorously tested to achieve the high standard of performance that customers expect from Panavision.

While we manufacture most of the components internally, certain components and subassembly work, including glass grinding, lens element polishing and die casting, are outsourced to selected suppliers. We have developed long-standing relationships with our significant suppliers and we believe that they will continue to supply high-quality products in quantities sufficient to satisfy our requirements. Since certain components, particularly the lens element, require long lead times, precise production schedules are critical. Inventory levels are determined based on input from marketing, operations and the agent network. We maintain a fairly constant production schedule in order to utilize our resources efficiently and service our customers' requirements.

Marketing and Customer Service

The principal decision-makers in the selection of the camera packages are cinematographers, directors and producers, each of whom who view cameras and related equipment as critical artistic tools. In addition to cost considerations, the selection of equipment is driven by its suitability, technological capabilities and reliability, as well as by the degree to which the manufacturer or renter is able to rapidly service the technical needs of the filmmaker, both before and during film production.

Our skilled sales representatives have established close working relationships with the filmmaker community. To cultivate these relationships, we assign to each production a sales representative who possesses skills and experience appropriate to the needs and personnel of that production. Based on discussions with the filmmaker, the sales representative recommends a camera package tailored to achieve the filmmaker's desired visual effect and meet the production's budget. In addition, sales representatives provide further advice and support by visiting film production sites during the production. As a result of providing high-quality customer service, many of our representatives have been working with the same filmmakers throughout their careers and in many instances the collaborative effort with the filmmaker has prompted the design of innovative camera systems and accessories.

After preliminary decisions have been made with respect to the proper camera package, the camera equipment is delivered to a preparation area in one of our facilities reserved for that filmmaker. The filmmaker, together with his or her own and Panavision's representatives, then inspects, tests and experiments with the equipment at the facility's prep floor, sound stage, film processing room and screening room.

Distribution

Camera packages are rented to the motion picture and television industries through rental offices owned and operated by Panavision as well as through our independent distributors. These rental offices serve as a single point of contact for the cinematographers and often provide services that include maintenance and technical advice. We believe we are the only manufacturer to have the majority of its revenue generated through owned-and-operated rental houses, primarily because of our choice not to sell our equipment. We do not currently intend to begin selling our cinema camera systems. We own and operate camera rental and camera and lighting rental facilities worldwide in North America, Europe and the Asia Pacific region. In addition to these owned-and-operated facilities, we serve our customers through a network of international independent distributors who are responsible for the rental of Panavision equipment in locations that are not serviced by our owned-and-operated facilities. All of our independent distributors are well trained in the use of Panavision equipment and are supported by our technical staff.

Competitive Strengths

Panavision's leading market position is demonstrated by our premier brand name recognition and strong market share of the major studio feature films worldwide and episodic television programs in North America. We believe our leading position results from the following competitive strengths:

•	Reputation for Quality and Technologically Advanced Products. Panavision is recognized in the motion picture and television industries as the preeminent brand name for cinematography equipment and the industry leader in the development of high quality, technologically advanced camera systems, lenses and accessories. Since our inception in 1954, we have continually introduced camera systems, lenses and accessories that have become industry standards. We have been awarded three OSCARS® and 23 other ACADEMY AWARDS® granted for Scientific and Technical Achievement, including a 2003 award for advancement in camera systems designed for the film industry, a 2002 award for the PRIMO MACRO ZOOM® lens, a 2001 award for the MILLENNIUM® XL camera system, a 2000 award for the MILLENNIUM® camera viewfinder and a 1999 award for the development of the PRIMO® lens series. We received two EMMY® awards, including one in July of 2000 for the development of the MILLENNIUM® XL camera system and another in 2001 for the development of the PRIMO® lens series. Since 1990, 12 of the 15 OSCARS® for Best Cinematography have been awarded to cinematographers who used our camera systems, including the cinematographers of THE AVIATOR, MASTER AND COMMANDER, ROAD TO PERDITION, AMERICAN BEAUTY, and SAVING PRIVATE RYAN.

•	Range and Breadth of Camera Systems. We believe that we have the world's largest inventory of camera systems, including cameras, lenses, and accessories. We also offer a broad range of choices, including equipment that is exclusively available through us and our agents as well as equipment manufactured by others. We are able to upgrade our existing inventory to meet continually changing market demands, thereby reducing obsolescence, achieving better control of inventory and product availability and providing customers with access to the latest technological advances. We believe that the range and breadth of our camera systems inventory enables us to provide camera systems to a greater number of film productions throughout the world than any of our competitors and to serve multiple large-scale feature film productions simultaneously.

•	Longstanding Relationships with Filmmakers. As a result of our significant relationships with cinematographers, directors, producers and studio executives and our leading market position, we have favorable access to key decision-makers regarding camera system selection. These relationships foster a cooperative effort to design and produce unique systems and accessories that meet filmmakers' creative needs. Additionally, we offer instruction and training in the handling of our equipment to young directors and cinematographers while they are still in film school and thereafter, thereby developing loyalty to Panavision and providing a foundation for us to sustain our strong market position. For several years, Panavision, in association with the International Cinematographers Guild, has been providing training in the use of digital cameras. In addition, we are the only major manufacturer of cameras and lenses in the Hollywood area, enabling us to maintain our close relationships with Hollywood filmmakers and to respond rapidly to our customers' needs.

•	Unique Manufacturing and Distribution Model. We are the only vertically integrated worldwide provider of camera systems, lenses and accessories to the film, series television and television commercial industries. By renting camera systems from us, customers are ensured continual access to compatible state-of-the-art equipment as well as the availability of proper equipment combinations for each specific project. Our control over the design, development, manufacturing and distribution processes enables us to 1) rapidly incorporate technological developments and filmmakers' suggestions into new products, 2) maintain product exclusivity and 3) offer products with greater quality and higher performance at a premium price.

•	Dedication to Customer Service. Our customer service, repair and maintenance personnel are "on call" and available to assist customers 24 hours a day. In order to provide filmmakers with a high level of support, we regularly send marketing representatives and technicians to production sets to provide advice or immediate assistance with any equipment needs or questions. In the Hollywood area, we operate a "Panavan," a commercial van fully equipped with service equipment that visits our customers on a daily basis. We assign a marketing representative to each production in an effort to foster a strong and lasting working relationship with the customer. In addition, as part of our customer service activities, we often develop, customize or procure equipment for specific customers or projects. Central to our customer service philosophy is Panavision's maintenance and repair team, which services all equipment between projects to ensure the quality and reliability of our equipment. We are currently in the process of reviewing our service standards and upgrading the entire rental process.

•	Worldwide Distribution Network. We are the only camera and lighting operation with an extensive worldwide distribution network, including 31 owned-and-operated rental facilities throughout North America, Europe and the Asia Pacific region. With the increasing globalization of feature film production, this worldwide Panavision network offers its customers an integrated support system totally unique in the industry. These facilities offer a large inventory of rental equipment, on-site technical expertise, knowledgeable market specialization in feature films, episodic television and commercials, and strong customer support. We also serve our customers through a network of 19 international third-party independent distributor offices, who are responsible for the rental of Panavision equipment in locations that are not served by its owned-and-operated facilities. The extensive network for the distribution of our products instills confidence in our customers that they can receive the level of quality and customer service they expect from us for their cinematography equipment needs worldwide.

•	Experienced Management. Our management team provides depth and continuity of experience. Our senior management has developed relationships over many years with influential individuals in the motion picture and television industries, a central aspect to maintaining our strong market share. Our management team has also been instrumental in developing new technologies in the industry.

Competition – Camera

The market for high-precision cinematography equipment is highly competitive, primarily driven by technology, customer service and price. As a manufacturer of cinematography equipment, we have one primary competitor, Arri Inc., based in Munich, Germany. Arri Inc. manufactures only cameras and certain accessories, primarily for sale to rental houses and individuals who are not the end users. Arri Inc. has rental facilities in selected markets but does not have a global rental distribution network. Because we manufacture lenses, cameras, and a full range of accessories that are cross-compatible, have close relationships with filmmakers, have global distribution and have in-house opto-mechanical design and manufacturing capabilities, we believe that we are better able to develop the innovative camera systems demanded by our customers.

As a renter of cinematography equipment, we compete with numerous rental facilities, which generally purchase their equipment from other manufacturers and then rent that equipment to their customers. While the overall rental business is price competitive and subject to discounting, we have chosen to compete primarily on the basis of our large inventory base, technologically advanced proprietary products, broad product line, extensive sales and marketing force and commitment to customer service. We believe that, as both the manufacturer and rental house, we are able to respond to many user requests on shorter notice and more effectively than our rental competitors. In addition to our existing competitors, we may encounter competition from new competitors, as well as from new types of equipment, such as digital cameras. Although we believe that we are well positioned to capitalize on potential growth in the digital capture market, both independently and through a series of agreements with Sony, the digital capture market is relatively new and we cannot predict whether or how quickly the rental market for digital cameras will grow or what effect that market will have on our film camera business.

Competition – Lighting

Our lighting rental operations service the motion picture, television and commercials industries, including studio programs, outside broadcasts, and commercials. These markets require a similar range of lighting productions and related support equipment; however, feature films and episodic television programs generally require larger equipment packages than commercials. The composition of equipment packages is frequently determined by the producer, director or cinematographer, who may desire a specific type of image or lighting effect. Although our worldwide inventory of lighting equipment is extensive, the lighting rental market is price competitive. Because film and television productions tend to rent lighting equipment from rental agencies in the territories where the productions are filmed, the rental revenue generated from our lighting rental operations depends on the number of feature films, television programs and commercials being filmed in the areas near our operations.

Customers

No one customer accounted for more than 10% of the Company's consolidated net revenues for the years ended December 31, 2004, 2003, and 2002.

Intellectual Property

We rely on a combination of patents, licensing arrangements, trade names, trademarks, service marks, trade secrets, know-how and proprietary technology to protect our intellectual property rights. We own or have been assigned or licensed domestic and foreign patents and patent applications relating to our cameras, lenses and accessories. In 2002, we filed a provisional patent application on the compound zoom technology used in the 300x zoom lens. A regular non-provisional patent application was filed in 2003, claiming priority to the provisional patent application. We expect that the regular patent application will issue as a patent in 2005. We also own or have been assigned several domestic and foreign trademark or service mark registrations including PANAVISION®, PANAFLEX®, PANAHEAD®, PANALITE®, PANASTAR®, PRIMO®, PRIMO ZOOM®, PRIMO MACRO ZOOM®, PRIMO-L®, PRIMO DIGITAL®, MILLENNIUM® and ULTRAVIEW® among others which, collectively, are material to our business.

Environmental Matters

Panavision is subject to foreign, federal, state and local environmental laws and regulations relating to the use, storage, handling, generation, transportation, emission, discharge, disposal and remediation of hazardous and non-hazardous substances, materials and wastes. We are also subject to laws and regulations relating to worker health and safety. We believe that our operations are in substantial compliance with all applicable environmental and health and safety laws. Although no material capital or operating expenditures relating to environmental controls or other environmental matters are currently anticipated, there can be no assurance that we will not incur costs in the future relating to environmental matters that would have a material adverse effect on our business or financial condition.

Employees

As of December 31, 2004, we had 1,181 full-time employees, consisting of 507 employees based in North America, 543 employees based in Europe, and 131 employees based in the Asia Pacific region. The

Company's subsidiary, PANY Rental Inc. ("PANY Rental"), is a party to collective bargaining agreements with two local affiliates of the International Brotherhood of Teamsters, which together cover approximately 25 employees. We believe that relationships with our employees are good.

Availability of Certain Documents Concerning the Company

Copies of our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, proxy statements, reports under Section 16 of the Exchange Act and any amendment to any of these documents, as well as current versions of the following documents are available, without charge, on our website, www.panavision.com (under the heading "Investor Relations") and upon request to the Secretary, Panavision Inc., 6219 De Soto Avenue, Woodland Hills, California 91367:

•	Panavision's Code of Business Conduct, which includes its Code of Financial Ethics for Senior Financial Officers.

•	The charters for all standing committees of Panavision's Board of Directors, namely its Audit, Compensation and Nominating/Governance Committees.

•	Panavision's Corporate Governance Guidelines.

•	The Nominating/Governance Committee's criteria for the nomination of candidates to the Board of Directors.

Item 2. Properties

Panavision's headquarters and principal manufacturing facility are located at its 150,000 square-foot facility in Woodland Hills, California. The Lee Filters manufacturing facility is located in Andover, England. We conduct our operations through rental offices owned and operated by us as well as through independent distributors. All facilities are leased. The following table summarizes the worldwide presence of our owned-and-operated offices:

Owned & Operated Facilities	Camera Rental	Lighting Rental	Filters **
North America
Woodland Hills, California	X
Hollywood, California	X
Burbank, California			X
Dallas, Texas	X	X
New York, New York	X	X
New Orleans, Louisiana *	X	X
Orlando, Florida	X
Toronto, Canada	X
Calgary, Canada *	X
Halifax, Canada *	X
Vancouver, Canada	X
Europe
London, England	X	X
Andover, England			X
Manchester, England	X	X
Bristol, England		X
Glasgow, Scotland		X
Dublin, Ireland	X
Paris, France	X		X
Marseilles, France	X
Prague, Czech Republic	X
Warsaw, Poland	X
Asia Pacific
Sydney, Australia	X	X
Melbourne, Australia	X	X
Queensland, Australia	X	X
Auckland, New Zealand	X
Wellington, New Zealand	X	X

*	opened in 2005

**	Primary filters facilities. Filters and other consumables are available from numerous rental locations as well.

Panavision camera equipment and accessories are also available through a worldwide network of independent distributors:

Americas	Europe	Asia Pacific
Montreal, Quebec, Canada	Rome, Italy	Beijing, China
Mexico City, Mexico	Milan, Italy	Guangzhou, China
Sao Paulo, Brazil	Bucharest, Romania	Shanghai, China
Rio de Janeiro, Brazil	Madrid, Spain **	Kowloon, Hong Kong
Kuala Lumpur, Malaysia
Singapore, Singapore
Bangkok, Thailand
Tokyo, Japan (2)
Osaka, Japan
Muntinlupa City, Philippines

**	Effective March 2005

Item 3. Legal Proceedings

Panavision is not engaged in any legal proceeding other than ordinary routine litigation incidental to its business. Currently, Panavision is not involved in any legal proceeding that it expects to have a material effect on its financial condition, results of operations, or business.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Until August 5, 2002, Panavision Common Stock was listed on the New York Stock Exchange ("NYSE") under the symbol "PVI". After failing to meet certain continued listing criteria of the NYSE, the Company's stock ceased trading on the exchange and now trades over the counter under the symbol "PVIS.OB".

As of March 22, 2005, there were approximately 80 registered holders of record of Panavision Common Stock.

	Stock Sales Prices*
	High	Low	Closing
2004
First Quarter	$6.00	$4.80	$5.00
Second Quarter	6.00	3.25	5.90
Third Quarter	6.75	5.75	6.00
Fourth Quarter	7.00	5.95	6.25
2003
First Quarter	$4.50	$3.25	$3.60
Second Quarter	7.75	3.60	5.50
Third Quarter	6.50	4.10	5.45
Fourth Quarter	6.05	5.15	5.50

*	Since August 5, 2002, our Common Stock has traded over the counter under the ticker symbol "PVIS.OB". As such, stock information in this table represents over-the-counter market quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The trading market for our Common Stock may at times be relatively illiquid due to low trading volume.

We have never paid a cash dividend on our Common Stock and do not anticipate paying any cash dividend on our Common Stock in the foreseeable future. The current policy of our Board of Directors is to retain earnings to finance the operations and expansion of our business. In addition, our Amended and Restated Credit Agreement restricts our ability to pay dividends to our stockholders (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 12 of Notes to the Consolidated Financial Statements of the Company).

Item 6. Selected Financial Data

The following selected financial data has been derived from our Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes thereto included elsewhere in this Form 10-K.

				Year ended December 31, 2001
				Pre-M&F Purchase(1)	Post-M&F Purchase(1)
	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002	Period from January 1 to April 19, 2001	Period from April 20 to Dec. 31, 2001	Year ended December 31, 2000
Statement of Operations Data:	(in thousands except per share per share amounts)
Camera rental	$125,976	$118,686	$122,223	$45,660	$78,978	$130,047
Lighting rental	42,730	38,757	32,844	9,629	22,118	40,289
Sales and other	38,746	33,697	31,212	10,520	20,451	34,292
Total revenue	207,452	191,140	186,279	65,809	121,547	204,628
Cost of camera rental	71,268	62,620	62,482	18,089	40,506	61,119
Cost of lighting rental	36,670	34,667	27,524	8,234	18,279	29,962
Cost of sales and other	22,344	19,268	17,380	5,681	11,483	19,214
Total cost of revenue	130,282	116,555	107,386	32,004	70,268	110,295
Gross margin	77,170	74,585	78,893	33,805	51,279	94,333
Selling, general and administrative expenses	65,879	61,829	48,631	16,470	40,121	55,638
Research and development expenses	6,065	5,072	4,436	1,841	3,136	6,163
Operating income	5,226	7,684	25,826	15,494	8,022	32,532
Net interest expense	(31,762)	(29,655)	(34,522)	(15,019)	(28,436)	(49,993)
Refinancing expense	(6,191)	(1,505)	(4,523)	—	—	—
Net other income (expense)	4,064	1,260	2,406	48	594	(1,303)
Income (loss) from continuing operations before income taxes	(28,663)	(22,216)	(10,813)	523	(19,820)	(18,764)
Income tax benefit (provision)	7,463	5,693	2,464	(1,011)	6,429	(4,881)
Net loss from continuing operations	(21,200)	(16,523)	(8,349)	(488)	(13,391)	(23,645)
Discontinued operations:
Income (loss) from EFILM (2)	715	(1,233)	(2,730)	—	(134)	—
Gain on disposal of EFILM (3)	10,330	—	—	—	—	—
Net income (loss) from discontinued operations	11,045	(1,233)	(2,730)	—	(134)	—
Net loss	$(10,155)	$(17,756)	$(11,079)	$(488)	$(13,525)	$(23,645)
Net loss per share from continuing operations – basic and diluted	$(3.21)	$(3.46)	$(1.28)	$(0.06)	$(1.53)	$(2.83)
Net loss per share – basis and diluted	$(2.34)	$(3.60)	$(1.59)	$(0.06)	$(1.54)	$(2.83)
Shares used in computation – basic and diluted	12,617	8,770	8,770	8,770	8,770	8,366

(1)	See Note 2 of Notes to Consolidated Financial Statements

(2)	Net of income tax benefit (provision) of $(462), $721, $1,681 and $82, for the years ended December 31, 2004, 2003, and 2002, and the period from April 20 to December 31, 2001, respectively

(3)	Net of income taxes of $6,682

Item 6. Selected Financial Data (continued)

	Post-M&F Purchase				Pre-M&F Purchase
	December 31,				December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Total assets	$620,660	$611,546	$614,411	$596,429	$284,712
Total current liabilities	46,310	40,326	56,074	46,942	50,133
Long-term debt*	299,894	333,789	467,397	448,623	477,425
Stockholders' equity/(deficiency)	242,932	204,670	72,129	75,325	(250,302)

*	Includes redeemable Series B Preferred Stock as of December 31, 2002, 2001 and 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Consolidated Financial Statements of Panavision and the Notes thereto included elsewhere in this Form 10-K. Except for the historical information contained in this Annual Report on Form 10-K, this Annual Report on Form 10-K, including the following discussion, contains "forward-looking statements" that involve risks and uncertainties. See "Forward-Looking Statements."

Overview

Our revenue is derived from three sources: (i) camera rental operations, (ii) lighting rental operations, and (iii) sales and other revenue. Revenue from camera rental operations consists of the rental of camera systems, lenses and accessories to the motion picture and television industries through a network of owned-and-operated rental offices located throughout North America, Europe and the Asia Pacific region, and through a network of independent distributors responsible for the rental of our equipment in locations not served by our rental offices.

Our lighting rental operations generate revenue through the rental of lighting, lighting grip, transportation and distribution equipment, as well as mobile generators, which are all used in the production of feature films, television programs, commercials and other events. We own and operate lighting rental facilities in the United States, United Kingdom, and Australia. Revenue generated by Lee Lighting, our lighting rental facility located in the United Kingdom, generates the majority of our lighting rental operations revenue.

Sales and other revenue is comprised of: (i) the manufacture and sale of lighting filters through Lee Filters in the United Kingdom and the United States; and (ii) sales of various consumable products, such as film stock, light bulbs and gaffer tape, which are used in all types of productions.

During 2004, we made several acquisitions and dispositions. In May, we sold our lighting assets in Canada, thereby exiting the lighting business in that country. In August, we sold our 80% membership interest in EFILM, LLC ("EFILM"), a digital post-production laboratory ("EFILM Sale"). As a result of the sale, EFILM and its holding company, LPPI, LLC, have been reported as discontinued operations in the Consolidated Financial Statements, the Notes to Consolidated Financial Statements, and in Management's Discussion and Analysis that follow. In August, we also purchased Technovision France, a film equipment rental company in Paris. Results of Technovision operations have been consolidated effective August 14, 2004.

On September 16, 2004, we purchased the outstanding 49% interest in DHD Ventures, LLC ("DHD"), making DHD our wholly-owned subsidiary, at which point we began consolidating DHD's results of operations. Prior to this purchase the DHD joint venture was reported using the equity method of accounting. As a result, the analyses that follow reflect the consolidation of DHD for approximately three and one half months in 2004 and none in 2003 and 2002. In December, we purchased all the film, high definition and video camera equipment of William F. White International Inc. ("WFW") in Canada. This transaction had no impact on the results of operations for the year ended December 31, 2004.

In May, 2003, we increased our ownership in PANY Rental Inc. ("PANY Rental") to 67% from 33%, at which point we began consolidating PANY Rental's results of operations; prior to May 2003 we used the equity method of reporting for PANY Rental. As a result, the analyses that follow reflect the consolidation of PANY Rental for 12 months in 2004, eight months in 2003, and none in 2002. As of January 2004, we own 100% of PANY Rental.

We consider revenue from international business to be that revenue which is generated from the rental of our equipment by productions that are located at production sites outside of the United States. Disclosure of revenues and long-lived assets by geographical region appears in Note 8 of the Notes to Consolidated Financial Statements.

We transact the majority of our non-domestic business in the local currency ("LC") of the office initiating the transaction. When LC-denominated activity is converted into U.S. dollars ("USD") for presentation in the Consolidated Financial Statements, the change in the value of LCs relative to the USD will have an impact on both the balance sheet and the revenues and costs analyzed below. While both rental revenues and costs of rental revenues in any given country will typically be affected in the same manner, a change in gross margin can be amplified or mitigated depending on the direction of foreign exchange rate changes.

Results of Operations

The following discussion and analysis includes our consolidated historical results of operations for the years 2004 compared to 2003 and 2003 compared to 2002.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

During 2004, the USD weakened compared to most major foreign currencies from countries in which we do business. The following table presents the average exchange rates we used during 2004 and 2003 in translating LC-denominated activity (USD: 1 LC)

	U. K. Pound Sterling	Australian Dollar	New Zealand Dollar	Euro	Canadian Dollar
2004	1.825	0.737	0.663	1.241	0.769
2003	1.637	0.653	0.583	1.133	0.714
Increase vs. USD	11.5%	12.9%	13.7%	9.5%	7.7%

These currency rate changes have had a significant impact on the amounts of rental revenues, costs of revenues, and operating costs translated from LC into USD, and in most cases were the most significant factor in changes when comparing results for 2004 with 2003.

Camera Rental Operations

(in thousands)	Year Ended December 31,		Increase (Decrease)
	2004	2003		%
Rental revenue	$125,976	$118,686	$7,290	6.1%
Cost of rentals	71,268	62,620	8,648	13.8%
Gross margin	$54,708	$56,066	$(1,358)	(2.4)%
Cost %	56.6%	52.8%

The primary factor underlying the increase in camera rental revenue was the positive translation effect of foreign exchange rate changes of approximately $5.6 million. Also, the consolidation effect of DHD and the acquisition of Technovision, as discussed in the overview, contributed additional revenues of approximately $2.5 million in 2004. The consolidation effect of PANY Rental was not significant on the year-to-year rental revenue comparison because prior to consolidation, most of PANY Rental's camera rental revenue was included as a third-party agent. Excluding the effect of currency rate changes and the acquisitions, camera rental revenue declined approximately $0.8 million. The primary driver of this decline was the television market where our revenues declined by about $2.0 million. We believe this decline was caused primarily by the impact of "reality" programming in the U.S., as our cameras are typically not used on that type of show for budgetary reasons. Offsetting this decline was an increase in the commercials market of approximately $1.0 million.

Major feature film production is a global activity and the level of activity in any given geographic region can fluctuate from year to year. We estimate that the total number of major feature film starts was essentially unchanged from 2003 to 2004 and that our share of these total starts increased slightly. For the feature film category, our owned-and-operated ("O&O") units captured more of this business in 2004 at the expense of our third-party agents due to the location of these productions and as a result, revenue was comparable year to year.

Similar to the change in revenues, the primary reasons for the increase in cost of camera rentals were the translation effect of foreign currency rate changes and the consolidation of acquired businesses. Approximately $3.0 million of the increase was due to the translation effect and approximately $1.6 million was due to the acquisition of Technovision and DHD. The consolidation impact of PANY Rental was not significant as the increase in camera costs was offset by a decrease in third-party agent commissions. The balance of the change was due to cost increases throughout our O&O offices, with the largest increase occurring in the U.S. Costs increased $3.4 million domestically, reflecting an increase to inventory reserves of $1.4 million for obsolete raw glass and other items, with the balance due to higher cost of sub-rentals (the cost of our having to rent additional equipment not currently available in our inventory) and higher maintenance and depreciation costs.

Excluding the positive effects of currency rate changes of $2.6 million and $0.8 million from the acquisitions of Technovision and DHD, camera rental gross margin declined approximately $4.8 million. This decrease was primarily caused by the $1.4 million increase to inventory reserves, the $0.8 million net decline in camera rental revenue, and higher sub-rental and maintenance costs throughout our O&O offices.

Lighting Rental Operations

(in thousands)	Year Ended December 31,		Increase (Decrease)
	2004	2003		%
Rental revenue	$42,730	$38,757	$3,973	10.3%
Cost of rentals	36,670	34,667	2,003	5.8%
Gross margin	$6,060	$4,090	$1,970	48.2%
Cost %	85.8%	89.4%

Lighting rental revenue increased $3.7 million as compared to 2003 as the result of the effect of foreign exchange rate changes on international revenues. Excluding the currency effects, there were several significant offsetting changes. The consolidation of PANY Rental for twelve months of 2004 versus eight months in 2003 was the primary factor in a U.S. revenue increase of $3.6 million. In Asia Pacific, lighting contracts for several large-budget motion picture productions were the primary reason for revenue improvement of $2.0 million. These improvements were substantially offset by a decrease of $1.6 million due to the May 2004 sale of Canadian lighting assets and a $3.7 million decrease in revenue at Lee Lighting in the U.K. that was primarily due to a decline in revenue from major and independent motion pictures as compared with 2003.

The cost of lighting rentals increased $3.2 million as the result of foreign exchange rate changes on international costs. Excluding currency effects, U.S. lighting costs increased $2.1 million, while internationally costs declined $1.8 million at Lee Lighting and $1.3 million in Canada as result of the lighting asset sale. U.S. costs increased due to the consolidation effect of PANY Rental discussed above and an increase in equipment sub-rental and maintenance. At Lee Lighting in the U.K., the costs declines were due primarily to lower sub-rental and labor costs related to the revenue decline. The overall improvement in gross margin as a percentage of revenues was due primarily to the Asia Pacific region, which had a higher profit margin than Lee Lighting primarily due to lower labor costs.

Sales and Other

(in thousands)	Year Ended December 31,		Increase (Decrease)
	2004	2003		%
Sales	$38,746	$33,697	$5,049	15.0%
Cost of sales	22,344	19,268	3,076	16.0%
Gross margin	$16,402	$14,429	$1,973	13.7%
Cost %	57.7%	57.2%

The primary factor underlying the increase in sales and other revenues was a $3.7 million positive effect of foreign exchange rate changes on international revenues, which comprise over 90% of total sales and other revenues. The majority of the remaining increase arose in Asia Pacific due to higher consumables sales related to several large-budget lighting contracts obtained in 2004.

The impact of foreign exchange rate changes on the cost of sales and other was $1.7 million. Cost increases in Europe, due primarily to higher raw material costs, comprised the majority of the remaining change.

Operating Costs

(in thousands)	Year Ended December 31,		Increase (Decrease)
	2004	2003		%
Selling, general and administrative	$65,879	$61,829	$4,050	6.6%
Research and development	6,065	5,072	993	19.6%

The primary factor underlying the change in selling, general and administrative expenses ("SG&A") for the year ended December 31, 2004 was an increase of $3.4 million due to the effect of foreign exchange rate changes on international SG&A costs. The remaining increase of $0.6 million resulted from several offsetting factors. SG&A in 2003 included severance expense of $4.6 million in connection with the departure of the Company's former Chief Executive Officer, Chief Financial Officer, and President of US Operations. Excluding severance and the effects of foreign currency rate changes, SG&A increased approximately $5.2 million. Costs related to the consolidation effect of PANY Rental and the acquisition of Technovision increased SG&A by approximately $2.1 million. Other costs in the U.S. increased by $1.8 million related to higher infrastructure costs, the majority of which related to support of future growth initiatives, such as the 300x compound zoom lens, and higher professional fees related to increased regulatory compliance requirements. The majority of the balance occurred in Europe where costs increased $0.9 million. The principal reasons for the increase in Europe were higher advertising, legal and bad debt expenses at Lee Filters and general wage inflation.

The increase in research and development expenses for the year ended December 31, 2004 related to Panavision's new product development efforts, such as the 300x compound zoom lens and the GENESIS™ digital camera.

Operating Income

(in thousands)	Year Ended December 31,		Increase (Decrease)
	2004	2003		%
Operating income	$5,226	$7,684	$(2,458)	(32.0)%

Consistent with the above discussion, year to year comparisons were impacted by numerous, sometimes offsetting factors. However, the primary drivers of the decline in operating income were as follows: First, severance expense of $4.6 million from 2003 did not reoccur. The adjusted decline of $7.0 million was caused by lower gross margin in camera rental, excluding the effect of currency rate changes and the acquisitions, of approximately $4.8 million, the higher SG&A and research and development, also excluding currency and acquisition effects, of $4.2 million, partially offset by $1.8 million resulting from the translation of international results into U.S. dollars.

Interest, Taxes and Other

(in thousands)	Year Ended December 30,		Favorable (Unfavorable) Change
	2004	2003
Interest expense	$(32,284)	$(30,011)	$(2,273)
Interest income	522	356	166
Foreign exchange gain (loss)	338	(604)	942
Refinancing expense	(6,191)	(1,505)	(4,686)
Other income, net	3,726	1,864	1,862
Income tax benefit	7,463	5,693	1,770

The increase in interest expense primarily reflected higher effective interest rates in 2004, offset in part by lower debt balances compared to the prior year. The lower debt balances resulted from the March 2003 contribution of $90.9 million principal amount of the 9 5/8% Senior Subordinated Discount Notes Due 2006 ("9 5/8% Notes") owned by MacAndrews & Forbes Holdings Inc. ("MacAndrews & Forbes Holdings"), formerly known as Mafco Holdings Inc., the Company's parent, in exchange for equity and the January 2004 Refinancing, discussed below under Long-term Debt, scheduled amortization payments as well as an additional principal payment of $5 million with part of the proceeds from the EFILM Sale.

Refinancing expense for the year ended December 31, 2004 principally reflected costs incurred in connection with the January 2004 Refinancing. These costs represent primarily professional fees incurred by the Company, including an original issue discount fee of approximately $2.0 million. Refinancing expense for the year ended December 31, 2003 reflects costs incurred in connection with the Company's discontinued offering of secured notes in the summer of 2003. These costs represent primarily professional fees incurred by the Company.

Other income, net was principally comprised of a $2.5 million gain on sales of property and equipment, a $1.0 million gain related to an insurance settlement for fire-damaged equipment and a related loss-of-hire claim along with $0.4 million trademark royalties and management fees from Panavision Imaging, LLC and Panavision SVI, LLC, both subsidiaries of MacAndrews & Forbes Holdings. The primary component for the year ended December 31, 2003 was a $1.0 million gain on sales of property and equipment and $0.7 million gain related to an insurance settlement for flood-damaged equipment. The reason for the increase in gain on sales of property and equipment was a $1.5 million gain on the May, 2004 disposition of Canadian lighting assets.

The income tax benefit for the year 2004 increased because of a greater pre-tax loss from continuing operations. The Company was able to recognize a significant portion of the benefit of the 2004 loss as an offset to the gain on sale of EFILM reflected in discontinued operations. See Note 7 to Consolidated Financial Statements included in the Form 10-K for a discussion of the Company's Tax Sharing Agreements.

Under applicable Internal Revenue Service regulations, as a result of the settlement, on December 3, 2002 of certain shareholder litigation related to the 2001 purchase of shares of the Company's Common Stock from PX Holding Corporation by M&F Worldwide Corp. (the "M&F Settlement"), the Company may not join in filing a consolidated federal income tax return with either MacAndrews & Forbes Holdings or the Company's subsidiaries until May 2006 without consent from the Internal Revenue Service. Accordingly, since the December 3, 2002 effective date of the M&F Settlement, the Company files separate federal income tax returns for the Company and incorporated subsidiaries. The Company does not believe that deconsolidation of its federal income tax returns has had or will have a material adverse effect on the Company's business or financial condition.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

During 2003, the USD weakened compared to most major foreign currencies from countries in which we do business. The following table presents the average exchange rates we used during 2003 and 2002 in translating LC-denominated activity (USD: 1 LC)

	U. K. Pound Sterling	Australian Dollar	New Zealand Dollar	Euro	Canadian Dollar
2003	1.637	0.653	0.583	1.133	0.714
2002	1.502	0.544	0.468	0.945	0.637
Increase vs. USD	9.0%	20.1%	24.5%	19.9%	12.2%

These currency rate changes have had a significant impact on the amounts of rental revenues, costs of revenues, and operating costs translated from LC into USD, and in most cases were the most significant factor in changes when comparing results for 2003 with 2002.

Camera Rental Operations

(in thousands)	Year Ended December 31,		Increase (Decrease)
	2003	2002		%
Rental revenue	$118,686	$122,223	$(3,537)	(2.9)%
Cost of rentals	62,620	62,482	138	0.2%
Gross margin	$56,066	$59,741	$(3,675)	(6.2)%
Cost %	52.8%	51.1%

The decrease in camera rental revenues principally reflects decreased feature film revenue, partially offset by increased camera rental revenue from the Company's international operations due to the positive translation effect of foreign exchange rate changes. Feature film revenues decreased due to several factors, principally a lower number of starts in 2003 as compared to 2002 in the film industry and, to a lesser extent, a lower percentage of industry starts captured by the Company. Compared to 2002, the estimated increase in 2003 in camera rental revenue from higher translation of revenues from international operations was approximately $7 million.

Cost of camera rentals for the year 2002 included $1.3 million of non-cash charges related to lens components. Adjusting for that amount, expense increased $1.4 million in 2003. While there was reduction in certain types of camera rental expense due to lower revenue, this net increase in expense occurred due to higher international expenses attributable to foreign exchange rate changes, as well as higher personnel and other costs to enhance customer service consistent with the Company's strategy. Since camera rental revenues declined, the expense as a percentage of camera rental revenues increased from 51.1% to 52.8%.

Lighting Rental Operations

(in thousands)	Year Ended December 31,		Increase (Decrease)
	2003	2002		%
Rental revenue	$38,757	$32,844	$5,913	18.0%
Cost of rentals	34,667	27,524	7,143	26.0%
Gross margin	$4,090	$5,320	$(1,230)	(23.1)%
Cost %	89.4%	83.8%

The primary driver of the change in lighting rental revenues was increased activity at Lee Lighting in the U.K. of $6.2 million, inclusive of the positive translation effect of foreign exchange rates. PANY Rental also contributed $3.4 million in 2003 as a result of the Company's consolidation of PANY Rental's results of operations from the date it increased ownership of PANY Rental to 67% in May 2003. These increases were offset by decreased lighting rental revenue in Australia, principally due to decreased features activity.

The increase in cost of lighting rentals was primarily due to increased expense of approximately $4.7 million related to increased activity at Lee Lighting in the U.K. This expense increase represents 76% of the revenue increase for Lee Lighting due to part of the revenue increase pertaining to services in connection with equipment rental for which the profitability margin was low. The balance of the increase was driven by the consolidation of PANY Rental's lighting business, partially offset by lower expenses due to lower volume in Australia. Because the Company believes the decline in Australia's revenues in 2003 was atypical, the reduction in Australian expenses in 2003 related mostly to variable costs associated with lower revenues. As a result, the decrease in Australian lighting revenues had a significant impact on lighting gross margin in 2003 as compared to 2002. Combined with the lower level of profitability of Lee Lighting's revenue increase, as discussed above, the result was a reduction of $1.2 million in gross margin for lighting in 2003 as compared to 2002.

Sales and Other

(in thousands)	Year Ended December 31,		Increase (Decrease)
	2003	2002		%
Sales	$33,697	$31,212	$2,485	8.0%
Cost of sales	19,268	17,380	1,888	10.9%
Gross margin	$14,429	$13,832	$597	4.3%
Cost %	57.2%	55.7%

The change in sales and other revenues was primarily due to international operations, principally attributable to foreign exchange rate changes. Cost of sales and other for the year increased as the result of higher translated expenses associated with the higher international revenues

Operating Costs

(in thousands)	Year Ended December 31,		Increase (Decrease)
	2003	2002		%
Selling, general and administrative	$61,829	$48,631	$13,198	27.1%
Research and development	5,072	4,436	636	14.3%

The increase in SG&A expenses for the year ended December 31, 2003 was primarily due to severance expense of $4.6 million in connection with the departure of the Company's former Chief Executive Officer, Chief Financial Officer, and President of US Operations and approximately $3.2 million related to increased infrastructure expense, principally personnel related, to support future growth initiatives. The balance of the increase related primarily to translation of international expenses into higher U.S. dollars due to foreign exchange rate changes, consistent with the increase in revenues from international operations as discussed earlier.

The increase in research and development expenses for the year ended December 31, 2003 related to the Company's strategy to increase new product development efforts.

Operating Income

(in thousands)	Year Ended December 31,		Increase (Decrease)
	2003	2002		%
Operating income	$7,684	$25,826	$(18,142)	(70.2)%

Operating income for 2003 was $7.7 million, a decrease of $18.1 million as compared to 2002. Consistent with the above discussion, year to year comparisons of revenue and profitability were significantly impacted by several factors, principally the translation of international results into higher U.S. dollars. However, there were two primary factors impacting profitability: the reduction in camera rental revenues and severance.

•	Camera rental revenues, excluding the translation effect on international results, declined approximately $10.5 million from 2003 to 2002. As a result, this decline of approximately $10.5 million in revenue significantly impacted profitability in 2003.

•	Severance expense caused $4.6 million of the decline year to year.

•	While other factors explained above impacted results, these two factors accounted for approximately $15 million of the reduction from 2002 to 2003.

Interest, Taxes and Other

(in thousands)	Year Ended December 30,		Favorable (Unfavorable) Change
	2003	2002
Interest expense	$(30,011)	$(34,951)	$4,940
Interest income	356	429	(73)
Foreign exchange gain (loss)	(604)	943	(1,547)
Refinancing expense	(1,505)	(4,523)	3,018
Other income, net	1,864	1,463	401
Income tax benefit	5,693	2,464	3,229

The decrease in interest expense for the year ended December 31, 2003 primarily reflects lower debt compared to the prior year due to the contribution in 2003 of $90.9 million principal amount of the 9 5/8% Notes owned by MacAndrews & Forbes Holdings in exchange for equity, as well as payments of scheduled amortization.

The change to a foreign exchange loss for the year ended December 31, 2003 as compared to a gain for the year ended December 31, 2002 was primarily due to a weaker U.S. dollar as compared to the prior year and primarily reflects the effects of the fluctuating foreign currencies on the foreign currency denominated intercompany balances held in the U.S.

Refinancing expense for the year ended December 31, 2003 reflects costs incurred in connection with the Company's discontinued offering of secured notes in the summer of 2003 and bank refinancing. These costs represent primarily professional fees incurred by the Company. Refinancing expense for the year ended December 31, 2002 reflects costs incurred in connection with the Company's discontinued offering of secured notes and the bank refinancing. These costs included approximately $2.2 million of professional fees incurred with the Company's potential refinancing and lenders' fees of $2.9 million paid in accordance with the March 15, 2002 amendment to the Prior Credit Agreement (see Note 12 of Notes to Consolidated Financial Statements). Such charges were offset by a gain of approximately $0.6 million associated with the $37.7 principal amount at maturity of 9 5/8% Notes that were cancelled on June 28, 2002.

The tax benefit for the year ended December 31, 2003 increased due to an increase in the pre-tax loss from continuing operations of $11.4 million.

Capital Expenditures

The Company intends to use cash provided by operating activities and its revolving line of credit to make additional capital expenditures primarily to manufacture camera systems and accessories and purchase other rental equipment. Consistent with the Company's view of the market and its related strategy, and based on projected revenues in 2005 and beyond, the Company anticipates incurring a higher level of capital expenditures in 2005 as compared to 2004.

Liquidity and Capital Resources

The following table sets forth certain information from the Company's Consolidated Statements of Cash Flows for the years indicated (in thousands):

	Year Ended December 31,
	2004	2003	2002
Net cash provided by (used in):
Operating activities	$8,683	$13,748	$18,733
Investing activities	(12,071)	(19,883)	(13,254)
Financing activities	3,087	277	4,182

Cash provided by operating activities for the year ended December 31, 2004 totaled $8.7 million comprised of the net loss of $21.2 million, increased by adjustments for depreciation and amortization of $40.5 million, writeoff and amortization of deferred financing costs of $4.5 million, and dividends of $1.1 million from our equity investment in DHD, and reduced by the deferred income tax benefit of $8.2 million, gains on property dispositions of $3.2 million and the net change in working capital (excluding cash) and other miscellaneous items totaling $4.8 million. The primary reasons for the decrease in cash provided by operations as compared with the year ended December 31, 2003 was an increase in net loss from continuing operations and an increase in working capital used, primarily an increase in inventory for the manufacturing of our 300X zoom lens.

Total investing activities of $12.1 million included $38.3 million of capital expenditures and cash payments for the DHD and Technovision acquisitions totaling $7.8 million, offset by $25.3 million in proceeds from the sale of EFILM, $5.0 million in proceeds received from dispositions of fixed assets, and $3.7 million collected on notes receivable. Cash used in investing activities for the year ended December 31, 2004 was less than that of the prior year primarily because of proceeds from the EFILM sale and collections of a note receivable that was also related to EFILM. Capital expenditures were approximately $13.6 million higher in 2004 as compared with 2003 primarily due to our purchase of the WFW camera inventory in Canada.

Total net cash provided by financing activities was $3.1 million. Cash inflows from financing activities, primarily related to the January 2004 Refinancing, comprised borrowings of $135.6 million under the Amended Credit Agreement, proceeds from the issuance of Senior Notes of $100.0 million, borrowings of $10.5 million under the Second MacAndrews Line, and a capital contribution of $22.7 million from MacAndrews & Forbes Holdings along with the sale of a note receivable to MacAndrews & Forbes Holdings. See Long-term Debt below for definition of all terms and discussion of the January 2004 Refinancing. Cash outflows from financing activities comprised repayments of long-term debt of $264.3 million, the majority of which related to the January 2004 refinancing, repayments under the Second MacAndrews Line of $4.8 million and payment of deferred financing costs of $1.6 million.

Cash provided by operating activities for the year ended December 31, 2003 totaled $13.7 million comprised of the net loss of $16.5 million adjusted for depreciation and amortization of $39.6 million offset by the net change in working capital (excluding cash) and other miscellaneous items totaling $9.4 million. The primary reason for the decline compared with 2002 was an increase in net loss from continuing operations.

Total investing activities of $19.9 million included $22.3 million of capital expenditures, offset by $2.4 million in proceeds received from the disposition of fixed assets. The Company also purchased an additional 1/3 ownership interest in PANY Rental in May 2003 (such that, as of May 2003, the Company owned a 2/3 interest in PANY Rental) that resulted in the consolidation of PANY Rental's financial position and results of operations in the Company's accompanying consolidated financial statements. The purchase price together with additional payments relating to this transaction approximated $0.6 million and were offset by a similar amount of cash received upon consolidation. Capital expenditures were primarily used to manufacture camera rental systems and accessories.

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

Cash provided by operating activities for the year ended December 31, 2002 totaled $18.7 million comprised of the net loss of $8.3 million adjusted for depreciation and amortization of $40.1 million and the amortization of the discount on the 9 5/8% Notes of $1.5 million, offset by the net change in working capital (excluding cash) and other miscellaneous items totaling $14.6 million.

Total investing activities of $13.3 million included $16.2 million of capital expenditures, offset by $2.9 million in proceeds received from the disposition of fixed assets. Capital expenditures were primarily used to manufacture camera rental systems and accessories, and purchase lighting equipment.

Cash provided by financing activities was $4.2 million, reflecting borrowings of $32.2 million and repayments of $35.8 million under the Prior Credit Agreement, deferred financing costs of $2.2 million, and the issuance of Series B Preferred Stock for $10.0 million in cash.

As of December 31, 2004, the Company had a line of credit totaling approximately $20.0 million, under which $9.2 million was drawn.

Although there can be no assurance, Panavision expects that cash flows from operations, borrowings under the revolving line of credit, and cash equity contributions and advances from affiliates will be sufficient to enable Panavision to meet its anticipated operating, capital spending and debt service requirements through at least the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Long-Term Debt

9 5/8% Notes

The 9 5/8% Notes were issued at a discount representing a yield to maturity of 9 5/8%. There were no periodic or interest payments through February 1, 2002. Thereafter, they bear interest at a rate of 9 5/8% per annum, payable semi-annually on February 1 and August 1 of each year, commencing August 1, 2002.

MacAndrews Lines

On August 13, 2003, MacAndrews & Forbes Inc. (formerly MacAndrews & Forbes Holdings Inc.) agreed to amend an existing line of credit provided to Panavision to increase the amount available for borrowing from $4.0 million to $10.0 million and extend the maturity date to August 31, 2006 (as amended, the "MacAndrews Line"). In connection with an amendment to Panavision's Prior Credit Agreement (as defined below), on November 12, 2003, MacAndrews & Forbes Inc. agreed to provide a second revolving line of credit (the "Second MacAndrews Line") in the amount of $10.0 million at a rate equal to 50 basis points above the rate provided for in the revolving facility pursuant to the Prior Credit Agreement and a maturity date of April 15, 2004. As described below, in connection with the January 2004 Refinancing (as defined below), (i) amounts outstanding under the MacAndrews Line were retired in exchange for shares of new Series D Cumulative Pay-in-Kind Preferred Stock, par value $0.01 per share (the "Series D Preferred Stock") and (ii) MacAndrews & Forbes Inc. increased the amount of the Second MacAndrews Line to $20.0 million and extended the maturity date to April 16, 2009. As of December 31, 2004, Panavision had availability under the Second MacAndrews line of approximately $10.8 million. On March 30, 2005, the Second MacAndrews Line was amended and restated to increase the amount to $32.0 million, plus an amount for the potential UK Acquisition (defined below), if necessary.

Prior Credit Agreement

On June 4, 1998, Panavision entered into a Credit Agreement with a syndicate of lenders (as subsequently amended on September 30, 1998, June 30, 1999, March 15, 2002, June 14, 2002, September 30, 2002, March 25, 2003 and November 12, 2003, the "Prior Credit Agreement"). Panavision's obligations under the Prior Credit Agreement were secured by substantially all of Panavision's assets. The Prior Credit Agreement comprised two facilities, the Term Facility and the Revolving Facility. As of December 31, 2003, amounts outstanding under the Prior Credit Agreement were $151.8 million and $99.2 million for the Term Facility and Revolving Facility, respectively. As described below, the Prior Credit Agreement was replaced with the Amended and Restated Credit Agreement pursuant to the January 2004 Refinancing.

January 2004 Refinancing

On January 16, 2004, Panavision consummated a series of transactions to refinance its indebtedness under the Prior Credit Agreement (the "January 2004 Refinancing"). As part of the January 2004 Refinancing, Panavision sold, in a private placement, $104.2 million of senior secured notes (the "Senior Notes") bearing interest at a rate of 12.50%, payable quarterly, with a maturity date of January 16, 2009. The Senior Notes were sold at an original issue discount of approximately 4% for an aggregate purchase price of $100.0 million. The Senior Notes are secured by a second-priority lien on substantially all of the Company's assets. The indenture pursuant to which the Senior Notes were issued (the "2004 Indenture") requires that, among other provisions, Panavision achieve certain EBITDA levels and abide by certain other restrictive covenants, including limitations on indebtedness, liens, disposition of assets, and certain restricted payments including dividends to stockholders. Upon certain events of default under the 2004 Indenture, the Senior Notes will bear interest at 2.5% above the rate otherwise applicable.

Also as part of the January 2004 Refinancing, Panavision issued to PX Holding Corporation ("PX Holding") 215,274 shares of new Series D Preferred Stock in exchange for (a) 159,644 shares of Series C Cumulative Pay-in-kind Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock"), of Panavision, held by PX Holding (together with approximately $13.2 million of accumulated dividends thereon); (b) $23.0 million in cash; (c) the retirement of all principal and interest (an aggregate of $10,180,930) owed as of January 16, 2004 under the MacAndrews Line; (d) 33.3 shares of common stock of PANY Rental having a fair market value of $0.7 million (such that, as of January 16, 2004, Panavision owned 100% of the outstanding shares of PANY Rental); (e) the retirement of all amounts (consisting of $630,780 in principal and $82,913 in accrued and unpaid interest) owed by PANY Rental to PX Holding pursuant to a certain promissory note held by PX Holding; and (f) the retirement of all amounts (consisting of $7.8 million in principal and unpaid interest) owed to MacAndrews & Forbes Holdings under a certain promissory note in the principal amount of $6.7 million, dated July 1, 2002, issued by Panavision to M & F Worldwide and subsequently acquired by MacAndrews & Forbes Holdings. The Series D Preferred Stock was non-voting, had a liquidation preference of $1,000 per share plus accrued and unpaid dividends, and entitled the holder to cumulative dividends at a rate of 10% per annum regardless of whether declared or earned. Additionally, the Series D Preferred Stock was subject to redemption in certain circumstances upon a change of control. Panavision also issued to PX Holding 1,381,690 shares of new Series E Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share, (the "Series E Preferred Stock") in exchange for 1,381,690 shares of Series A Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"). The Series E Preferred Stock was entitled to one vote per share, voting together with the Common Stock as a single class, had a liquidation preference of $1.00 per share plus accrued and unpaid dividends, and provided for non-cumulative cash dividends at an annual rate of $0.05 per share if declared by Panavision. As a result of the January 2004 Refinancing transactions, all of the outstanding shares of Series A and Series C Preferred Stock were transferred to Panavision. In addition, MacAndrews & Forbes Inc. increased the amount of the Second MacAndrews Line to $20.0 million and extended the maturity date to April 16, 2009.

Panavision used proceeds from the sale of the Senior Notes and the issuance of Series D Preferred Stock to reduce the indebtedness under the Prior Credit Agreement by $115.4 million, and replaced the Prior Credit Agreement with an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with the lenders under the Prior Credit Agreement. The Amended Credit Agreement provides for a single term loan facility in the principal amount of $135.6 million repayable in quarterly installments with a final maturity of January 12, 2007, except that the term facility shall be due on December 1, 2005 if any of the 9 5/8% Notes remain outstanding on that date. Panavision is considering various alternatives with respect to the repayment or refinancing of the 9 5/8% Notes. While there can be no assurance, Panavision expects that the 9 5/8% Notes will be refinanced or otherwise repaid by December 1, 2005. PX Holding has committed (the "9 5/8% Notes Commitment"), in the event that the 9 5/8% Notes are not repaid, retired or refinanced prior to December 1, 2005, or the applicable provision of the Amended Credit Agreement is not amended by such time such that Panavision's term loans do not become immediately due and payable, to provide financial support sufficient to allow the repayment, retirement or refinancing of the 9 5/8% Notes.

The term facility bears interest at either the ABR or Eurodollar Rate (as defined in the Amended Credit Agreement) plus a margin of 5.25% in the case of ABR loans or 6.25% in the case of Eurodollar Loans. The term facility under the Amended Credit Agreement is secured on substantially the same basis as indebtedness under the Prior Credit Agreement. In connection with the Amended Credit Agreement Panavision paid fees to lenders and professional advisors of approximately $3.5 million, including an original issue discount fee of approximately $2.0 million. Approximately $3.1 million of the fees paid were expensed in 2004.

Under the Amended Credit Agreement, Panavision is required to repay $7.2 million in principal in 2005. In addition, the Amended Credit Agreement revised certain financial tests and other restrictive covenants set forth in the Prior Credit Agreement, including required EBITDA (as defined therein), limitations on indebtedness, and other provisions. As defined in the Amended Credit Agreement and 2004 Indenture, EBITDA includes adjustments for certain severance expenses, refinancing expenses, foreign exchange (gain) loss, other non-cash charges and the proforma effect of acquisitions and dispositions. As compliance with EBITDA levels is a material aspect of the Amended Credit Agreement and the 2004 Indenture, the calculation of EBITDA pursuant to these agreements for the year ended 2004 is set forth below, with the calculation for the year ended 2003 provided for comparative purposes (in millions):

	Year ended December 31,
	2004	2003
Net loss from continuing operations	($21.2)	($16.5)
Net interest expense	31.8	29.7
Income tax provision (benefit)	(7.5)	(5.7)
Depreciation and amortization	40.5	39.5
Severance expense	—	4.6
Refinancing expense	6.2	1.5
Foreign exchange (gain) loss	(0.3)	0.6
Non-cash charges	2.3	—
Asset purchase/sale adjustments	6.5	0.1
EBITDA	$58.3	$53.8

The required level of EBITDA, as defined, for the years ended December 31, 2004 and 2003, respectively, was $54.0 million and $50.0 million pursuant to the Amended Credit Agreement and $50.0 million for both years pursuant to the 2004 Indenture. As defined in the Amended Credit Agreement and 2004 Indenture, the above table reflects EDITDA from continuing operations. Certain amounts in previously issued financial statements, including the presentation of EFILM, have been excluded from continuing operations.

Amendments to Amended Credit Agreement and 2004 Indenture

EFILM

Principally to provide a mechanism for the reinvestment of the proceeds of the EFILM Sale, as described below, on August 11, 2004, Panavision and the other parties to the Amended Credit Agreement entered into an amendment and waiver to the Amended Credit Agreement ("First Amendment and Waiver"). To provide a similar mechanism for the reinvestment of the proceeds of the EFILM Sale under the 2004 Indenture, on August 11, 2004, Panavision and Wilmington Trust Company, as Trustee, entered into a supplemental indenture ("Supplemental Indenture"). On September 30, 2004, in accordance with the terms of the Amended Credit Agreement and the 2004 Indenture, upon repayment of $1.3 million to

Federal Financial Credit Inc., PANY Rental and TFN Lighting Corp. (each subsidiaries of Panavision) became guarantors under those debt instruments.

DHD

On September 16, 2004, Panavision purchased from Sony a 49% interest in DHD Ventures, making DHD a wholly-owned subsidiary of Panavision. Following this acquisition, DHD was converted to a limited partnership, DHD Ventures, LP, the limited partner of which is Panavision and the general partner is DHD Holdings, Inc. DHD Ventures, LP and DHD Holdings, Inc. both became guarantors under the Amended Credit Agreement and the 2004 Indenture on September 30, 2004.

Preferred Stock Exchange

On November 16, 2004, Panavision issued 30,610,810 shares of common stock, par value $.01 per share to PX Holding Corporation, in exchange for all Series D Preferred Stock and all Series E Preferred Stock held by PX Holding (the "Exchange"). The Exchange was completed pursuant to a letter agreement, dated November 16, 2004, between Panavision and PX Holding (the "Letter Agreement").

In the transaction, Panavision issued:

•	29,229,120 shares of Common Stock in exchange for all 215,274 shares of Series D Preferred Stock held by PX Holding at an exchange ratio of 125 shares of Common Stock for each $1,000 of outstanding liquidation preference or accrued and unpaid dividends, valuing the Common Stock at $8.00 per share; and

•	1,381,690 shares of Common Stock in exchange for all 1,381,690 shares of Series E Preferred Stock held by PX Holding.

The transaction was unanimously approved by an independent Special Committee of Panavision's Board of Directors. In the Letter Agreement, PX Holding agreed, among other things, to certain restrictions on its ability to acquire Panavision's remaining Common Stock or to transfer the shares it holds. After giving effect to the transaction, PX Holding holds approximately 96.3% of the Common Stock. The transaction follows a May 13, 2004 offer by MacAndrews & Forbes Holdings initially valuing the Common Stock at $7.00 per share.

Following the consummation of the Exchange, no shares of Series D Preferred Stock or Series E Preferred Stock were outstanding. Accordingly, effective November 16, 2004, Panavision eliminated the certificates of designation for the Series D Preferred Stock and Series E Preferred Stock.

The Special Committee was represented by independent counsel and retained Peter J. Solomon Company L.P. as its independent financial advisor. In connection with its recommendation that the Board of Directors approve the transaction, the Special Committee received an opinion from Peter J. Solomon Company L.P. that the consideration paid by PX Holding in the transaction was fair, from a financial point of view, to Panavision.

In addition, in connection with the Exchange, Panavision entered into a Second Amendment and Consent, dated as of November 15, 2004, with respect to Panavision's Amended Credit Agreement.

WFW

In connection with the Panavision acquisition of the WFW camera inventory in Canada (the "WFW Acquisition"), Panavision entered into a Third Amendment, dated as of December 29, 2004 with respect to Panavision's Amended Credit Agreement. In addition, in connection with the WFW Acquisition, Panavision entered into a Fourth Supplemental Indenture, dated as of December 29, 2004, with respect to the 2004 Indenture.

March 2005 Amendment

In addition, Panavision entered into a Fourth Amendment, dated as of March 30, 2005, to the Amended Credit Agreement and Fifth Supplemental Indenture, dated as of March 30, 2005, with respect to the 2004 Indenture. This amendment and indenture supplement was entered into principally to (a) provide a mechanism for the potential acquisition of the camera, lighting and grip assets of a company in the United Kingdom (the "UK Acquisition"), (b) reduce required EBITDA levels, as provided in the Amended Credit Agreement, to $52.0 million, $54.0 million, $54.0 million and $58.0 million for the twelve-month periods ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005, respectively, (c) extend the date on which the term facility under the Amended Credit Agreement shall be due if the 9 5/8% Notes remain outstanding from September 1, 2005 to December 1, 2005, (d) increase the limitation on capital expenditure, as defined in the Amended Credit Agreement, from $25.0 million to $37.5 million and (e) increase the Second MacAndrews Line to $32.0 million, plus an amount for the potential UK Acquisition, if necessary.

As a result of the January 2004 Refinancing, in accordance with Statement of Financial Accounting Standards No. 6, "Classification of Short-Term Obligations Expected to be Refinanced" ("SFAS 6"), the Company reclassified $246.0 million of the refinanced debt to long-term debt as of December 31, 2003.

Panavision has certain cash obligations and other commercial commitments that will affect its short- and long-term liquidity. Such obligations and commitments were as follows (in thousands):

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$303,999	$7,411	$192,421	$104,167	$—
Capital leases	10,040	2,571	4,763	2,433	273
Operating leases	35,390	9,755	12,038	7,358	6,239
Purchase obligations	6,800	—	6,800	—	—
Total contractual cash obligations	$356,229	$19,737	$216,022	$113,958	$6,512

For information on Panavision's long-term debt obligations, see the discussion herein and in Note 12 of the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K. The above table does not include interest on long-term debt.

Commitments and Contingencies – Panavision periodically records the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are called "contingencies," and Panavision's accounting for such events is prescribed by SFAS No. 5, "Accounting for Contingencies."

The accrual of a contingency involves considerable judgment on the part of management. Panavision uses its internal expertise, and outside experts (such as lawyers and tax specialists), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss. Panavision currently does not have any material contingencies that it believes require accrual or disclosure in its Consolidated Financial Statements.

Seasonality

Panavision's revenues are subject to seasonal fluctuations. In North America, episodic television programs cease filming in the second quarter for several months, and typically resume production in August. Feature film production activity typically reaches its peak in the third and fourth quarters.

Impact of Inflation

Panavision's results of operations and financial condition are presented based upon historical cost. While it is difficult to measure accurately the impact of inflation due to the imprecise nature of the estimates required, Panavision believes that the effects of inflation, if any, on its results of operations and financial condition have been minor.

Critical Accounting Policies

Panavision reviews the accounting policies it uses in reporting its financial results on a regular basis. The preparation of these financial statements requires Panavision to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Panavision evaluates its estimates, including those related to accounts receivable, investments, rental assets, intangible assets, income taxes, contingencies and litigation. Panavision bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for Panavision 's judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates if actual outcomes are different from the estimates on which Panavision based its assumptions. These estimates and judgments are reviewed by management on an ongoing basis. Panavision believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Consolidated Financial Statements of Panavision.

Revenue Recognition – Panavision recognizes revenue over the related equipment rental period using prices that are negotiated at the time of rental. Revenue from product sales is recognized upon shipment. Panavision does not have a history of significant product returns or revenue adjustments.

Allowance for Doubtful Accounts – Panavision maintains allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of its customers to make required payments. If the financial condition of Panavision's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory Allowance – Panavision reviews its inventories for both obsolescence and quantities in excess of needs based upon usage and demand forecasts within a specific time horizon and reserves are established accordingly.

Income Taxes – Panavision estimates its actual current tax liabilities together with temporary differences resulting from differing treatment of items, such as net operating losses and depreciation, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. Panavision must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent Panavision believes that recovery is not likely, it must establish a valuation allowance. At December 31, 2004, Panavision had a $8.1 million valuation allowance established against its deferred tax assets. To the extent Panavision establishes a valuation allowance or changes this allowance in a period, it must reflect the change to the allowance within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets.

Long-Lived Assets – Panavision assesses the impairment of property, plant and equipment (comprised principally of its rental assets), goodwill, and other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors Panavision considers important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of Panavision's use of the acquired assets or the strategy for its overall business; and

•	Significant negative industry or economic trends.

Panavision determines whether the carrying value of its long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment. Panavision measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in its current business model. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"), on January 1, 2002 Panavision ceased to amortize goodwill and its trade name since both are believed to have an indefinite life. In lieu of amortization, Panavision performs an annual review of its goodwill and trade name (more frequently if impairment indicators exist). If Panavision determines at any point in the impairment review process that goodwill or its trade name has been impaired, Panavision would record an impairment charge in its consolidated statement of operations.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs – an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the existing guidance to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. Whereas existing guidance stated that under some circumstances the amount of these items may be so abnormal as to warrant treatment as a current period expense, SFAS 151 requires treatment as current period expense regardless of the "so abnormal" criterion. SFAS 151 also requires the allocation of fixed production overheads be based on the normal capacity of the production facilities. SFAS 151 will be effective for Panavision's 2006 fiscal year. Panavision believes that implementation of SFAS 151 will not have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets – an amendment of APB No. 29" ("SFAS 153"). The existing guidance is based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged with certain exceptions. SFAS 153 amends existing guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 will be effective for Panavision's 2006 fiscal year. As the provisions of SFAS 153 are to be applied to prospective transactions, Panavision cannot ascertain at this time whether implementation of SFAS 153 will have any impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued revised SFAS No. 123R, "Share-Based Payment." SFAS No. 123R sets accounting requirements for "share-based" compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective in interim or annual periods beginning after June 15, 2005. The Company will be required to adopt SFAS No. 123R in its third quarter of fiscal 2005 and currently discloses the effect on net (loss) income and (loss) earnings per share of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company is currently evaluating the impact of the adoption of SFAS 123R on its financial position and results of operations.

Forward-Looking Statements

This annual report on Form 10-K for the year ended December 31, 2004, as well as certain of Panavision's other public documents and statements and oral statements, contain forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Panavision cautions investors that forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements. In addition, estimates of cost savings included in this Form 10-K are based on various assumptions that are subject to inherent uncertainty and actual cost savings could vary from these estimates. Further, Panavision encourages investors to read the summary of its critical accounting policies included elsewhere herein.

In addition to factors described in Panavision's Securities and Exchange Commission filings and others, the following factors could cause Panavision's actual results to differ materially from those expressed in any forward-looking statements made by Panavision: (a) a significant reduction in the number of feature film, commercial or series television productions; (b) competitive pressures arising from changes in technology, customer requirements, price competition and industry standards; (c) an increase in expenses related to new product initiatives and product development efforts; (d) unfavorable foreign currency fluctuations; (e) significant increases in interest rates; (f) lower-than-expected cash flows from operations; (g) difficulties or delays in developing and introducing new products or failure of Panavision's customers to accept new product offerings; (h) difficulties or delays in implementing improvements in operating efficiencies; (i) delays in customer acceptance of digital laboratory services; or (j) the inability to secure capital contributions or loans from affiliates, refinance its indebtedness or sell its equity securities. Panavision assumes no responsibility to update the forward-looking statements contained in this filing.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Panavision is exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect its business, results of operations and financial condition. Panavision manages its exposure to these market risks through its regular operating and financing activities.

As of December 31, 2004 and 2003, Panavision's primary net foreign currency market exposures include the Euro, British pound, Canadian dollar, Australian dollar and the New Zealand dollar. At the present time, the Company does not generally hedge against foreign currency fluctuation. Management does not foresee nor expect any significant changes in foreign currency exposure in the near future.

As of December 31, 2004 and 2003, a 10% appreciation in foreign currency exchange rates from the prevailing market rates would increase the related net unrealized gain on intercompany balances by $1.9 million and $2.6 million, respectively. Conversely, a 10% depreciation in these currencies from the prevailing market rates would decrease the related net unrealized loss on intercompany balances by $1.7 million and $2.6 million, respectively, as of December 31, 2004 and 2003.

Panavision is exposed to changes in interest rates on its variable rate debt. A hypothetical 10% increase in the interest rates applicable to 2004 and 2003 would have resulted in an increase to interest expense of approximately $1.1 million and $1.6 million, respectively. Conversely, a hypothetical 10% decrease in the interest rates applicable to 2004 and 2003 would have decreased interest expense by approximately $1.1 million and $1.6 million, respectively. As of December 31, 2004, Panavision believes that the carrying value of its amounts payable under the Amended Credit Agreement approximate fair value.

The fair value of Panavision's fixed rate long-term debt is sensitive to changes in interest rates. Based upon a hypothetical 10% increase in the interest rate, assuming all other conditions affecting market risk remain constant, the market value of Panavision's fixed rate debt would decrease approximately $1.9 million and $0.8 million at December 31, 2004 and 2003, respectively. Conversely, a hypothetical 10% decrease in the interest rate, assuming all other conditions affecting market risk remain constant, would result in an increase in market value of approximately $1.9 million and $0.8 million over the same period. Management does not foresee nor expect any significant change in its exposure to interest rate fluctuations or in how such exposure is managed in the future.

Panavision manages its fixed and floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost-effective manner, Panavision, from time to time, has entered into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based upon agreed upon notional amounts. Panavision had no interest rate swap agreements in effect at December 31, 2004.

Panavision believes the carrying value of its debt securities approximates fair value.

Item 8. Financial Statements and Supplementary Data

An index to financial statements and required financial statement schedules is set forth in Item 15(a).

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

(a)	Disclosure Controls and Procedures. Panavision 's management, with the participation of the its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, Panavision's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, such disclosure controls and procedures are effective in accurately recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting. There have not been any changes in Panavision 's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, Panavision's internal control over financial reporting.

Item 9B. Other Information

On March 30, 2005, the Company received the 9 5/8% Notes Commitment from PX Holding. For a description of the 9 5/8% Notes Commitment, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt. A copy of the 9 5/8% Notes Commitment is attached to this Form 10-K as Exhibit 99.1 and is incorporated herein by reference.

On March 30, 2005, Panavision entered a Fourth Amendment to the Amended Credit Agreement, a Fifth Supplemental Indenture to the 2004 Indenture and an amendment and restatement of the Second MacAndrews Line. For a discussion of these instruments, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt. Copies of the Fourth Amendment, the Fifth Supplemental Indenture and the Second Amended and Restated MacAndrews Line are attached to this Form 10-K as Exhibits 4.13, 4.14 and 4.4, respectively, and are each incorporated herein by reference.

PART III

Panavision will provide the information otherwise set forth in Part III, Items 10 through 14, of Form 10-K in its definitive proxy statement for its 2005 annual meeting of stockholders, which will be filed no later than April 30, 2005.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) & (2)	The consolidated financial statements of this Annual Report on Form 10-K can be found beginning on page F-1.

(a)(3)	Exhibits

Exhibit Number	Description
3.	Certificate of Incorporation and By-Laws
3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999). **
3.2	Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to Panavision's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).**
3.3	Certificate of Designations, Powers, Preferences and Rights of Series D Cumulative Pay-in-Kind Preferred Stock of Panavision Inc. (incorporated herein by reference to Exhibit 3.6 to Panavision's Annual Report on Form 10-K for the year ended December 31, 2003).**
3.4	Certificate of Designations, Powers, Preferences and Rights of Series E Non-Cumulative Perpetual Participating Preferred Stock of Panavision Inc. (incorporated herein by reference to Exhibit 3.7 to Panavision's Annual Report on Form 10-K for the year ended December 31, 2003).**
3.5	Certificate of Elimination of Series D Preferred Stock (incorporated herein by reference to Exhibit 3.1 to Panavision's Current Report on Form 8-K filed on November 17, 2004).**
3.6	Certificate of Elimination of Series E Preferred Stock (incorporated herein by reference to Exhibit 3.2 to Panavision's Current Report on Form 8-K filed on November 17, 2004).**
4.	Instruments defining the rights of security holders, including indentures.
4.1	Indenture, dated as of February 11, 1998, between PX Escrow and The Bank of New York, as Trustee, relating to the Company's 9 5/8% Senior Subordinated Discount Notes Due 2006 (incorporated herein by reference to Exhibit 4.1 to Panavision's Registration Statement on Form S-1, Registration No. 333-59363 filed with the Securities and Exchange Commission on July 17, 1998).**
4.2	First Supplemental Indenture dated June 4, 1998, among PX Escrow, Panavision and the Trustee, amending the Indenture identified at Exhibit 4.1 (incorporated herein by reference to Exhibit 4.2 to Panavision's Registration Statement on Form S-1, Registration No. 333-59363 filed with the Securities and Exchange Commission on July 17, 1998).**
4.3	Amended and Restated Senior Subordinated Line of Credit Agreement dated January 16, 2004, between Panavision Inc. and MacAndrews & Forbes Holdings Inc. (incorporated herein by reference to Exhibit 4.16 to Panavision's Annual Report on Form 10-K for the year ended December 31, 2003).**
4.4	Second Amended and Restated Senior Subordinated Line of Credit Agreement dated January 16, 2004, amended and restated as of March 30, 2005, between Panavision Inc. and MacAndrews & Forbes Inc. (formerly MacAndrews & Forbes Holdings, Inc.).*

Exhibit Number	Description
4.5	Indenture, dated as of January 16, 2004, between Panavision Inc. and Wilmington Trust Company, as Trustee, relating Panavision's 12.50% Senior Secured Notes due 2009 (incorporated herein by reference to Exhibit 4.17 Panavision's Annual Report on Form 10-K for the year ended December 31, 2003).**
4.6	Form of 12.50% Senior Secured Note due 2009 (incorporated herein by reference from to Exhibit 4.17 to Panavision's Annual Report on Form 10-K for the year ended December 31, 2003).**
4.7	Amended and Restated Credit Agreement, dated as of May 28, 1998, as amended and restated as of January 16, 2004, among Panavision Inc., the several lenders named therein, and JP Morgan Chase Bank, as Administrative Agent (incorporated herein by reference to Exhibit 4.19 to Panavision's Annual Report on Form 10-K for the year ended December 31, 2003).**
4.8	First Amendment and Waiver, dated as of August 11, 2004, with respect to the Amended and Restated Credit Agreement, dated as of May 28, 1998, as amended and restated as of January 16, 2004, among Panavision Inc., the several lenders named therein, and JP Morgan Chase Bank, as Administrative Agent. (incorporated herein by reference from Exhibit 4.21 from Panavision's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)**
4.9	First Supplemental Indenture and Waiver, dated as of August 11, 2004, with respect to Indenture, dated as of January 16, 2004, between Panavision Inc. the subsidiary guarantors and Wilmington Trust Company, as Trustee and Collateral Trustee, relating to Panavision's 12.50% Senior Secured Notes due 2009. (incorporated herein by reference from Exhibit 4.22 from Panavision's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).**
4.10	Second Amendment and Consent, dated as of November 15, 2004, with respect to the Amended and Restated Credit Agreement, dated as of May 28, 1998, as amended and restated as of January 16, 2004, among Panavision Inc., the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, as administrative agent. (incorporated herein by reference from Exhibit 10.2 to Panavision's Current Report on Form 8-K filed on November 17, 2004).**
4.11	Third Amendment, dated as of December 29, 2004, with respect to the Amended and Restated Credit Agreement, dated as of May 28, 1998, as amended and restated as of January 16, 2004, among Panavision Inc., the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, as administrative agent. (incorporated herein by reference from Exhibit 10.1 to Panavision's Current Report on Form 8-K filed on January 4, 2005).**
4.12	Fourth Supplemental Indenture, dated as of December 29, 2004 with respect to the Indenture, dated as of January 16, 2004, among Panavision Inc. the subsidiary guarantors and Wilmington Trust Company, as Trustee and Collateral Trustee, related to Panavision's 12.50% Senior Secured Notes due 2009. (incorporated herein by reference from Exhibit 10.2 to Panavision's Current Report on Form 8-K filed on January 4, 2005).**
4.13	Fourth Amendment, dated as of March 30, 2005, with respect to the Amended and Restated Credit Agreement, dated as of May 28, 1998, as amended and restated as of January 16, 2004, among Panavision Inc., the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, as administrative agent.*
4.14	Fifth Supplemental Indenture, dated as of March 30, 2005, with respect to the Indenture, dated as of January 16, 2004, among Panavision Inc., the subsidiary guarantors and Wilmington Trust Company, as Trustee and Collateral Trustee, related to Panavision's 12.50% Senior Secured Notes due 2009.*

Exhibit Number	Description
10.	Material Contracts.
10.1	Panavision Inc. 1999 Stock Option Plan (incorporated herein by reference from Annex A Panavision's 1999 Definitive Proxy Statement dated March 31, 1999). **
10.2	Panavision Inc. 2003 Executive Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 to Panavision's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).**
10.3	Lease, dated June 13, 1995, between the Company and Trizec Warner Inc. (incorporated herein by reference to Exhibit 10.5 to Panavision's Registration Statement on Form S-1/A, Registration No. 333-12235 filed with the Securities and Exchange Commission on October 31, 1996). **
10.4	Letter Agreement, dated as of March 27, 2003, between MacAndrews & Forbes Inc., PX Holding Corporation and Panavision Inc. (incorporated herein by reference to Exhibit 10.3 from the Company's Annual Report on Form 10-K for the year ended December 31, 2002).**
10.5	Letter Agreement, dated as of January 31, 2003, between MacAndrews & Forbes Inc., PX Holding Corporation and Panavision Inc. (incorporated herein by reference to Exhibit 10.3 from the Company's Annual Report on Form 10-K for the year ended December 31, 2002).**
10.6	Registration Rights Agreement, dated as of December 3, 2002, by and between PX Holding Corporation and Panavision Inc. (incorporated herein by reference to Exhibit 3 from Panavision's form SC 13D filed on December 9, 2002).**
10.7	Employment Agreement, dated April 1, 2003, between Panavision Inc. and Robert L. Beitcher, President and (as of September 7, 2003), Chief Executive Officer (incorporated herein by reference to Exhibit 10.30 to Panavision's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).**
10.8	Amended & Restated Employment Agreement, dated May 9, 2003, between Panavision Inc. and Bobby G. Jenkins, Executive Vice President and Chief Financial Officer (incorporated herein by reference to Exhibit 10.32 to Panavision's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003). **
10.9	Amended & Restated Employment Agreement, dated May 9, 2003, between Panavision Inc. and Eric W. Golden, Executive Vice President and General Counsel (incorporated herein by reference to Exhibit 10.31 to Panavision's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003). **
10.10	Separation Agreement, dated as of January 10, 2005, between Panavision and Eric W. Golden, formerly the Company's Executive Vice President, General Counsel and Secretary.*
10.11	Letter Agreement, dated as of November 16, 2004, by and between Panavision Inc. and PX Holding Corporation (incorporated herein by reference from Exhibit 10.1 to Panavision's Current Report on Form 8-K filed on November 17, 2004).**
10.12	Loan Out Service Agreement, dated April 10, 2003, and made effective March 26, 2003, between Panavision Inc., and Ziffren, Brittenham, Branca, Fischer, Gilbert-Lurie & Stiffelman LLP (incorporated herein by reference to Exhibit 10.15 to Panavision's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).**
10.13	Stock and Warrant Purchase Agreement dated July 26, 2000 by and between Sony Electronics Inc. and Panavision Inc. (incorporated herein by reference to Exhibit 10.17 to Panavision's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).**

Exhibit Number	Description
10.14	Warrant No. W-1, dated July 26, 2000, Warrant for Purchase of Shares of Common Stock from Panavision Inc. by Sony Electronics Inc. (incorporated herein by reference to Exhibit 10.18 to Panavision's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).**
10.15	Panavision Inc. Stockholders Agreement dated July 26, 2000 by and among Panavision Inc., Sony Electronics Inc. and PX Holding Corporation (incorporated herein by reference to Exhibit 10.19 to Panavision's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).**
10.16	Registration Rights Agreement dated July 26, 2000 by and between Panavision Inc. and Sony Electronics Inc. (incorporated herein by reference to Exhibit 10.20 to Panavision's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).**
10.17	Letter Agreement, dated as of November 16, 2004, by and between Panavision Inc. and PX Holding Corporation (incorporated herein by reference from Exhibit 10.1 to Panavision's Current Report on Form 8-K filed on November 17, 2004).**
10.18	Letter Agreement, dated as of January 16, 2004, among Mafco Holdings Inc., MacAndrews and Forbes Holdings Inc., PX Holding Corporation and Panavision Inc. (incorporated herein by reference to Exhibit 4.20 to Panavision's Annual Report on Form 10-K for the year ended December 31, 2004)**
21.	Subsidiaries.
21.1	Subsidiaries of Panavision. *
23.	Consents.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.*
24.	Powers of Attorney.
24.1	Power of Attorney executed by Ronald O. Perelman.*
24.2	Power of Attorney executed by Robert L. Beitcher.*
24.3	Power of Attorney executed by Howard Gittis.*
24.4	Power of Attorney executed by Edward Grebow.*
24.5	Power of Attorney executed by Ed Gregory Hookstratten.*
24.6	Power of Attorney executed by James R. Maher.*
24.7	Power of Attorney executed by Martin D. Payson.*
24.8	Power of Attorney executed by John A. Scarcella.*
24.9	Power of Attorney executed by Robert S. Wiesenthal.*
24.10	Power of Attorney executed by Kenneth Ziffren.*

Exhibit Number	Description
31.	Section 302 Certifications.
31.1	Certification of Robert L. Beitcher, Chief Executive Officer, dated March 31, 2005.*
31.2	Certification of Bobby G. Jenkins, Chief Financial Officer, dated March 31, 2005.*
32.	Section 906 Certifications.
32.1	Certification of Robert L. Beitcher, Chief Executive Officer, dated March 31, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of Bobby G. Jenkins, Chief Financial Officer, dated March 31, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
99.	Other Exhibits
99.1	PX Holding Corporation 9 5/8% Notes Commitment Letter, dated as of March 30, 2005.*

*	Filed herewith.

**	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANAVISION INC.

Date: March 31, 2005

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

Signature	Title	Date

*	Co-Chairman of the Board and Director	March 31, 2005

Ronald O. Perelman

*	Co-Chairman and Director	March 31, 2005

Kenneth Ziffren

*	Vice Chairman and Director	March 31, 2005

Howard A. Gittis

/s/ ROBERT L. BEITCHER	President and Chief Executive Officer and Director	March 31, 2005

Robert L. Beitcher

/s/ BOBBY G. JENKINS	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	March 31, 2005

Bobby G. Jenkins

*	Director	March 31, 2005

Edward Grebow

*	Director	March 31, 2005

Ed Gregory Hookstratten

*	Director	March 31, 2005

James R. Maher

*	Director	March 31, 2005

Martin D. Payson

*	Director	March 31, 2005

John A. Scarcella

*	Director	March 31, 2005

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Panavision Inc.

We have audited the accompanying consolidated balance sheets of Panavision Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Panavision Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

ERNST & YOUNG LLP

Los Angeles, California

March 30, 2005

Panavision Inc.
Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year ended December 31,
	2004	2003	2002
Camera rental	$125,976	$118,686	$122,223
Lighting rental	42,730	38,757	32,844
Sales and other	38,746	33,697	31,212
Total rental revenue and sales	207,452	191,140	186,279
Cost of camera rental	71,268	62,620	62,482
Cost of lighting rental	36,670	34,667	27,524
Cost of sales and other	22,344	19,268	17,380
Gross margin	77,170	74,585	78,893
Selling, general and administrative expenses	65,879	61,829	48,631
Research and development expenses	6,065	5,072	4,436
Operating income	5,226	7,684	25,826
Interest income	522	356	429
Interest expense	(32,284)	(30,011)	(34,951)
Foreign exchange gain (loss)	338	(604)	943
Refinancing expense	(6,191)	(1,505)	(4,523)
Other income, net	3,726	1,864	1,463
Loss from continuing operations before income taxes	(28,663)	(22,216)	(10,813)
Income tax benefit	7,463	5,693	2,464
Net loss from continuing operations	(21,200)	(16,523)	(8,349)
Discontinued operations:
Income (loss) from EFILM (net of income tax (provision) benefit of $(462), $721 and $1,681)	715	(1,233)	(2,730)
Gain on disposal of EFILM (net of income tax (provision) of $(6,682), $0 and $0)	10,330	—	—
Net income (loss) from discontinued operations	11,045	(1,233)	(2,730)
Net loss	$(10,155)	$(17,756)	$(11,079)
Net loss from continuing operations attributable to common stockholders	$(40,524)	$(30,308)	$(11,206)
Net loss from continuing operations per share — basic and diluted	$(3.21)	$(3.46)	$(1.28)
Net loss per share — basic and diluted	$(2.34)	$(3.60)	$(1.59)
Shares used in computation — basic and diluted	12,617	8,770	8,770

See accompanying notes.

Panavision Inc.
Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$6,593	$6,770
Accounts receivable (net of allowance of $1,618 in 2004 and $2,586 in 2003)	28,897	27,272
Inventories	14,926	11,794
Prepaid expenses	3,912	4,211
Note receivable	826	—
Due from related parties	106	—
Other current assets	2,081	1,255
Total current assets	57,341	51,302
Property, plant and equipment, net	230,795	210,251
Goodwill, net	259,909	259,208
Patents and trademarks, net	66,266	66,389
Other assets	6,349	12,907
Net assets of discontinued operations	—	11,489
Total assets	$620,660	$611,546

See accompanying notes.

Panavision Inc.
Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2004	2003
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,634	$6,554
Accrued liabilities	28,119	26,697
Due to related parties	—	1,190
Current maturities of long-term debt	9,557	5,885
Total current liabilities	46,310	40,326

Long-term debt	290,740	312,388
Notes payable to affiliate	9,154	21,401
Deferred tax liabilities, net	28,201	30,060
Other liabilities	3,323	2,701
Commitments and contingencies
Stockholders' equity:
Series A Non-Cumulative Perpetual Participating Preferred Stock, $0.01 par value; 1,500,000 shares authorized; 1,381,690 shares issued and outstanding at December 31, 2003 (liquidation preference of $1 per share, or $1,382, plus declared and unpaid dividends)	—	14
Series C Cumulative Pay-in Kind Preferred Stock, $0.01 par value; 200,000 shares authorized; 159,644 shares issued and outstanding at December 31, 2003 (liquidation preference of $1,000 per share, or $159,644, plus accrued and unpaid dividends)	—	2
Common Stock, $0.01 par value; 50,000,000 shares authorized; 39,380,729 and 8,769,919 shares issued and outstanding at December 31, 2004 and 2003, respectively	394	88
Additional paid-in capital	374,780	329,127
Revaluation capital	333,199	333,199
Accumulated deficit	(471,950)	(461,795)
Accumulated other comprehensive income	6,509	4,035
Total stockholders' equity	242,932	204,670
Total liabilities and stockholders' equity	$620,660	$611,546

See accompanying notes

Panavision Inc.
Consolidated Statements of Stockholders' Equity
and Comprehensive Income (Loss)
(In thousands, except share amount)

	Preferred Stock					Common Stock
	Shares Issued And Outstanding	Series A/E Amount	Shares Issued and Outstanding	Series C/D Amount		Shares Issued and Outstanding	Amount	Additional Paid-in Capital	Revaluation Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity/ Comprehensive Income (Loss)
Balance at January 1, 2002	1,382	$14	–		$–	8,770	$88	$187,151	$333,135	$(432,960)	$(12,103)	$75,325
Comprehensive loss:
Net loss	–	–	–		–	–	–	–	–	(11,079)	–	(11,079)
Foreign currency translation adjustment	–	–	–		–	–	–	–	–		5,494	5,494
Total comprehensive loss	–	–	–		–	–	–	–	–	–	–	(5,585)
Accreted dividend on Redeemable Series B Preferred Stock	–	–	–		–	–	–	(2,857)	–	–	–	(2,857)
Non-cash distribution to M&F Worldwide in connection With Las Palmas purchase	–	–	–		–	–	–	(1,414)	–	–	–	(1,414)
Revaluation capital adjustment	–	–	–		–	–	–	–	64	–	–	64
Contribution of net operating loss carryforwards by M&F Worldwide	–	–	–		–	–	–	6,521	–	–	–	6,521
Other	–	–	–		–	–	–	75	–	–	–	75
Balance at December 31, 2002	1,382	14	–		–	8,770	88	189,476	333,199	(444,039)	(6,609)	72,129
Comprehensive loss:
Net loss	–	–	–		–	–	–	–	–	(17,756)	–	(17,756)
Foreign currency translation adjustment	–	–	–		–	–	–	–	–	–	10,644	10,644
Total comprehensive loss	–	–	–		–	–	–	–	–	–	–	(7,112)
Accreted dividend on Redeemable Series B Preferred Stock	–	–	–		–	–	–	(1,319)	–	–	–	(1,319)
Issuance of Series C Non-Cumulative Perpetual Preferred Stock	–	–	160		2	–	–	142,470	–	–	–	142,472
Adjustment to 2002 contribution of net operating loss carryforwards by M&F Worldwide	–	–	–		–	–	–	(1,650)	–	–	–	(1,650)
Other	–	–	–		–	–	–	150	–	–	–	150
Balance at December 31, 2003	1,382	14	160		2	8,770	88	329,127	333,199	(461,795)	4,035	204,670
Comprehensive loss:
Net loss	–	–	–		–	–	–	–	–	(10,155)	–	(10,155)
Foreign currency translation adjustment	–	–	–		–	–	–	–	–	–	2,474	2,474
Total comprehensive loss	–	–	–		–	–	–	–	–	–	–	(7,681)
Exchange of Series A for Series E and Series C	(1,382)	(14)	(160)		(2)	–	–	–	–	–	–	–
for Series D Preferred Stock	1,382	14	215		2	–	–	–	–	–	–	–
Parent capital contribution	–	–	–		–	–	–	22,710	–	–	–	22,710
Parent non-cash contribution of related party notes and 1 – 3 interest in PANY Rental	–	–	–		–	–	–	19,033	–	–	–	19,033
EFILM disposition	–	–	–		–	–	–	4,641	–	–	–	4,641
Exchange of Common Stock for Series A and Series D Preferred Stock	(1,382)	(14)	(215)		(2)	30,611	306	(818)	–	–	–	(528)
Other	–	–	–		–	–	–	87	–	–	–	87
Balance at December 31, 2004	–	$–	–	$		39,381	$394	$374,780	$333,199	$(471,950)	$6,509	$242,932

See accompanying notes

Panavision Inc.
Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2004	2003	2002
Operating activities
Net loss from continuing operations	$(21,200)	$(16,523)	$(8,349)
Adjustments to derive net cash provided by operating activities:
Depreciation and amortization	40,527	39,566	40,110
Gain on dispositions of property and equipment	(3,236)	(1,507)	(1,696)
Write-off of deferred financing costs	3,436	—	—
Amortization of deferred financing costs	1,072	4,831	1,559
Dividends from equity method investees	1,112	—	—
Amortization of discount on subordinated notes	—	—	1,480
Deferred income tax benefit	(8,175)	(10,755)	(7,369)
Changes in operating assets and liabilities:
Accounts receivable	(97)	547	(5,126)
Inventories	(3,129)	(825)	(270)
Prepaid expenses and other current assets	(1,865)	(1,902)	(1,452)
Due from affiliate	(106)	105	(1,570)
Accounts payable	1,757	(262)	204
Accrued liabilities	1,146	1,255	7,621
Due to affiliate	(801)	97	(1,563)
Other, net	(1,758)	(879)	(4,846)
Net cash provided by continuing operating activities	8,683	13,748	18,733
Investing activities
Capital expenditures	(38,328)	(22,269)	(16,150)
Acquisition of businesses	(7,782)	9	—
Net proceeds from sale of EFILM	25,300	—	—
Proceeds from collection of notes receivable	3,729	—	—
Proceeds from dispositions of fixed assets	5,010	2,377	2,896
Net cash used in investing activities	(12,071)	(19,883)	(13,254)
Financing activities
Borrowings under credit agreement	135,600	—	32,226
Proceeds from issuance of Senior Notes	100,000	—	—
Borrowings under notes payable to affiliates	10,450	14,500	—
Repayment under notes payable to affiliates	(4,839)	(1,500)	—
Capital contribution	22,730	—	—
Repayments of long-term debt, including capital leases	(264,275)	(23,313)	(35,816)
Deferred financing costs	(1,579)	(4,087)	(2,228)
Sale of note receivable to affiliate	5,000	—	—
Proceeds from issuance of Series B Preferred Stock*	—	4,372	10,000
Proceeds from issuance of Series C Preferred Stock*	—	9,725	—
Notes payable to Deluxe Laboratories, Inc	—	580	—
Net cash provided by financing activities	3,087	277	4,182
Effect of exchange rate changes on cash	124	726	158
Net increase (decrease) in cash and cash equivalents	(177)	(5,132)	9,819
Cash and cash equivalents at beginning of period	6,770	11,902	2,083
Cash and cash equivalents at end of period	$6,593	$6,770	$11,902

* net of transaction costs

See accompanying notes

	Year ended December 31,
	2004	2003	2002
Supplemental cash flow information
Interest paid during the period, net of amounts capitalized	$30,574	$26,921	$23,299
Income taxes paid during the period	1,868	2,360	2,597

Supplemental non-cash financing activities

As described in Note 13 of the Notes to Consolidated Financial Statements, in January, 2004 the Company issued to PX Holding Corporation ("PX Holding") 1,381,690 shares of new Series E Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01, ("Series E Preferred Stock") in exchange for 1,381,690 shares of Series A Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01, ("Series A Preferred Stock"), which constituted all of the outstanding Series A Preferred Stock.

As described in Note 13 of the Notes to Condensed Consolidated Financial Statements, in January, 2004 the Company issued to PX Holding 215,274 shares of new Series D Cumulative Pay-in-Kind Preferred Stock, par value $0.01, ("Series D Preferred Stock") in exchange for, among other consideration, 159,644 shares of Series C Cumulative Pay-in-Kind Preferred Stock, par value $0.01, ("Series C Preferred Stock") held by PX Holding, which constituted all of the outstanding Series C Preferred Stock. The other consideration included the contribution of MacAndrews & Forbes Holdings, Inc.'s, formerly known as Mafco Holdings Inc., one-third interest in the common stock of PANY Rental Inc. ("PANY Rental") and the contribution or retirement of various related party notes. Total book value, which approximates fair value, of the non-cash consideration, excluding the Series C Preferred Stock issued, was approximately $19.0 million.

In connection with the August, 2004 sale of its 80% interest in EFILM, LLC ("EFILM"), the Company received, in addition to cash proceeds, a promissory note for $5 million that was subsequently sold to MacAndrews & Forbes Holdings. In connection with a May, 2004 sale of property and equipment, the Company received, in addition to cash proceeds, promissory notes totaling approximately $1.5 million, of which approximately half was collected during 2004.

During the year ended December 31, 2004, the Company acquired rental equipment by entering into capital leases totaling approximately $9.7 million.

On March 27, 2003, MacAndrews & Forbes Holdings contributed $90.9 million principal amount of the 9 5/8% Senior Subordinated Discount Notes Due 2006 (the "9 5/8% Notes") and $10.0 million in cash to the Company in exchange for 102,220 shares of Series C Cumulative Pay in Kind Preferred Stock, which it contributed to the capital of PX Holding, and PX Holding contributed to the Company 53,571 shares of Series B Preferred Stock in exchange for 57,424 shares of Series C Preferred Stock. As a result of this transaction, all of the outstanding Series B Preferred Stock was transferred to the Company. In connection with the contribution of 9 5/8% Notes by the majority shareholder, deferred tax assets associated with the 9 5/8% Notes of $18.0 million were charged against additional paid-in capital.

For the year ended December 31, 2003, the Company recorded an accreted dividend of $1.3 million on the Series B Preferred Stock.

In 2002, M&F Worldwide Corp. contributed net operating loss carryforwards amounting to $6.5 million (See Note 7 to the Notes to the Consolidated Financial Statements). Such amounts were reduced by $1.6 million in 2003.

In June 2002, the Company issued 49,199 shares of Series B Cumulative Pay in Kind Preferred Stock in exchange for $10.0 million in cash and $37.7 million principal amount at maturity of 9 5/8% plus unpaid accrued interest of $1.5 million. For the year ended December 31, 2002, an accreted dividend of $2.9 million was recorded on the Series B Preferred Stock. For the year ended December 31, 2003, the Company recorded an accreted dividend of $1.3 million on the Series B Preferred Stock.

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

The Company is an indirect majority-owned subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews & Forbes Holdings" or "Parent"), previously known as Mafco Holdings Inc. ("Mafco Holdings"), a corporation whose sole stockholder is Ronald O. Perelman. All of the Company's operations are conducted through its subsidiaries.

As also described in Note 2, on April 19, 2001, M&F Worldwide Corp. ("M&F Worldwide") purchased from PX Holding Corporation ("PX Holding"), a wholly-owned subsidiary of MacAndrews & Forbes Holdings, all 7,320,225 shares (the "Purchased Shares") of the Company's Common Stock held by PX Holding (the "M&F Purchase"). The Purchased Shares constituted approximately 83.5% of the Company's then outstanding Common Stock. The aggregate consideration for the Purchased Shares consisted of (a) 1,500,000 shares of M&F Worldwide common stock; (b) 6,182,153 shares of M&F Worldwide preferred stock; and (c) $80.0 million in cash. As a result of the purchase, MacAndrews & Forbes Holdings increased its indirect interest in M&F Worldwide to a majority position.

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

On December 3, 2002, the remaining parties to the litigation consummated a Stipulation of Settlement (the "M&F Settlement") whereby MacAndrews & Forbes Holdings acquired (1) through PX Holding, the shares of the Company's Common Stock that M&F Worldwide had purchased in April 2001, (2) the shares of the Company's Series A Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock") that M&F Worldwide acquired in December of 2001, (3) the 9 5/8% Senior Subordinated Discount Notes due 2006 (the "9 5/8% Notes") that a subsidiary of M&F Worldwide acquired in November of 2001, and (4) the note in the amount of $6.7 million (the "Las Palmas Note") that the Company issued to M&F Worldwide on its acquisition of the shares of Las Palmas Productions, Inc. ("Las Palmas"). In addition, all agreements to which M&F Worldwide entered into in connection with the M&F Purchase and the December 2001 issuance of the Series A Preferred Stock were terminated.

Thus, after the consummation of the M&F Settlement, the Company ceased being a subsidiary of M&F Worldwide. MacAndrews & Forbes Holdings, after giving effect to the M&F Settlement, indirectly controlled 85.7% of the voting shares of the Company. The M&F Settlement did not have a significant impact on the recorded values of the Company's assets or liabilities since the transaction was between parties under common control.

On May 30, 2003, the Company purchased an additional 1/3 interest in PANY Rental Inc. ("PANY Rental") for a combined purchase price of approximately $0.6 million including transaction costs. This

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

purchase increased the Company's ownership interest from a 1/3 interest to a 2/3 interest. As a result of this increased ownership interest, the Company consolidated the financial position and results of operation of PANY Rental in the accompanying consolidated financial statements, the effects of which were immaterial. In addition, on May 30, 2003, PX Holding, the holder of approximately 83.5% of the Company's voting stock, purchased the remaining 1/3 interest in PANY Rental for a purchase price of $0.7 million and purchased a promissory note payable by PANY Rental with a principal amount plus accrued interest of approximately $0.7 million.

As discussed in Note 13 of the Consolidated Financial Statements, in January 2004 the Company issued to PX Holding 215,274 shares of Series D Preferred Stock in exchange for, among other items, the remaining 1/3 interest in PANY Rental. As a result, as of January 16, 2004 the Company owned 100% of the outstanding shares of PANY Rental. PANY Rental holds an exclusive license to rent the Company's camera systems in the New York market and a license to use the Panavision trademark in connection with the rental of camera systems and related equipment to customers.

The consolidated financial statements include the accounts of Panavision and its majority-owned subsidiaries. All significant intercompany amounts and transactions have been eliminated.

Certain amounts in previously issued financial statements have been reclassified to conform to the 2004 presentation, including, but not limited to, the presentation of EFILM, LLC ("EFILM") and its holding company, LPPI, LLC, as discontinued operations for all periods presented.

Translation of Foreign Currencies

The functional currency for the Company's foreign subsidiaries is the local currency. All assets and liabilities denominated in foreign functional currencies are translated into U.S. dollars at rates of exchange in effect at the balance sheet date. Statement of operations items are translated at the average rate of exchange prevailing during the period. Translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) in the accompanying statements of stockholders' equity and comprehensive income (loss). Gains and losses resulting from transactions in other than functional currencies are reflected in operating results.

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

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

Depreciation is provided principally over the following useful lives:

Buildings and improvements	10–30 years
Rental assets	3–20 years
Machinery and equipment	3–10 years
Furniture and fixtures	5–10 years

Depreciation expense totaled $38.9 million, $37.1 million, and $37.4 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Goodwill and Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. Other intangible assets are amortized over their estimated useful lives.

The Company performed an impairment test relating to its goodwill and tradename as of December 31, 2004 and December 31, 2003, and found that the fair values of its goodwill and its tradename are in excess of carrying value.

As of December 31, 2004 and 2003, goodwill was $259.9 million and $259.2 million, respectively, net of accumulated amortization of $9.1 million for both years. Goodwill is principally related to the M&F Purchase (see Note 2).

Patents are being amortized on a straight-line basis over their estimated useful lives ranging from 5 to 12 years. Amortization expense amounted to $0.3 million, $0.4 million and $0.4 million for 2004, 2003, and 2002, respectively. Accumulated amortization was $4.5 million and $4.4 million at December 31, 2004 and 2003, respectively.

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

Income Taxes

Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes" (see Note 7). Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. As of December 31, 2004, the Company has provided deferred income taxes, including withholding taxes, on undistributed earnings from Canada totaling approximately $4.2 million. All other foreign earnings are permanently reinvested.

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

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

Revenue Recognition

Rental revenue is recognized over the related equipment rental period. Sales revenue is recognized upon shipment. Returns and allowances, which have not been significant, are provided for in the period of sale.

Advertising Costs

For the years ended December 31, 2004, 2003 and 2002, advertising costs amounted to $2.4 million, $1.9 million, and $1.6 million, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Advertising costs are expensed as incurred.

Freight Costs

For the years ended December 31, 2004, 2003 and 2002, freight costs amounted to $2.0 million, $1.5 million, and $1.8 million, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Stock-Based Benefits

The Company follows the provisions of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which permit companies to either expense the estimated fair value of stock options, or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. Through the year ended December 31, 2004, the Company has elected to continue to apply APB 25 in accounting for its stock option grants.

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

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), which amends SFAS 123, was issued. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company has complied with the disclosure requirements of SFAS 148 and has elected not to adopt the fair value based method of accounting for stock-based employee compensation prescribed by SFAS 148. As described below in New Accounting Pronouncements the Company will be required to adopt SFAS 123 (R) in the third quarter of 2005.

Investments

Investments of approximately $0 and $5.0 million at December 31, 2004 and 2003, respectively, accounted for under the equity method, are included in other assets in the accompanying consolidated balance sheets. The Company's share of earnings (losses) of its equity investees of approximately $(72,000), $137,000, and ($83,000) for the years ended December 31, 2004, 2003, and 2002, respectively, is included in other, net in the accompanying consolidated statements of operations.

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs — an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the existing guidance to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. Whereas existing guidance stated that under some circumstances the amount of these items may be so abnormal as to warrant treatment as a current period expense, SFAS 151 requires treatment as current period expense regardless of the "so abnormal" criterion. SFAS 151 also requires the allocation of fixed production overheads be based on the normal capacity of the production facilities. SFAS 151 will be effective for the Company's 2006 fiscal year. The Company believes that implementation of SFAS 151 will not have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets — an amendment of APB No. 29" ("SFAS 153"). The existing guidance is based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged with certain exceptions. SFAS 153 amends existing guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 will be effective for the Company's 2006 fiscal year. As the provisions of SFAS 153 are to be applied to prospective transactions, the Company cannot ascertain at this time whether implementation of SFAS 153 will have any impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued revised SFAS No. 123R, "Share-Based Payment." SFAS No. 123R sets accounting requirements for "share-based" compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective in interim or annual periods beginning after June 15, 2005. The Company will be required to adopt SFAS No. 123R in its third quarter of fiscal 2005 and currently discloses the effect on net (loss) income and (loss) earnings per share of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company is currently evaluating the impact of the adoption of SFAS 123R on its financial position and results of operations.

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

Accounting for Derivative Instruments

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS 137, requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. All hedging instruments are to be adjusted to fair value in the balance sheet and the offsetting gains or losses are recognized as adjustments to net loss or other comprehensive loss, as appropriate. The Company did not hold any derivative instruments at December 31, 2004 and 2003, and did not recognize any gains or losses on derivative instruments for the years ended December 31, 2004, 2003 and 2002.

2.    Transactions with M&F Worldwide Corp.

On April 19, 2001, M&F Worldwide purchased from PX Holding all 7,320,225 shares (the "Purchased Shares") of the Company's Common Stock held by PX Holding (the "M&F Purchase"). The Purchased

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

Shares constituted approximately 83.5% of the Company's then outstanding Common Stock. The aggregate consideration for the Purchased Shares consisted of (a) 1,500,000 shares of M&F Worldwide common stock; (b) 6,182,153 shares of M&F Worldwide preferred stock; and (c) $80.0 million in cash. As a result of the purchase, MacAndrews & Forbes Holdings increased its indirect interest in M&F Worldwide to a majority position.

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

Increase (Decrease)
Property, plant and equipment	$40,783
Goodwill	260,006
Trademarks	68,612
Other	(2,838)
Long-term debt	3,847
Deferred tax assets	15,553
Deferred tax liabilities	45,134

In 2002 and 2003, adjustments were recorded to goodwill and deferred tax liabilities relating to differences in book and tax basis of assets not recorded at the time of the M&F purchase. These adjustments resulted in an increase in goodwill of $7.6 million and an increase in deferred tax liabilities of $7.2 million at December 31, 2003.

At the closing of the M&F Purchase, Ronald O. Perelman, MacAndrews & Forbes Holdings' sole shareholder, delivered a letter to M&F Worldwide in which Mr. Perelman agreed that, if M&F Worldwide determined in its good faith reasonable judgment that Panavision were unable to make required payments of principal or interest under its Prior Credit Agreement or its 9 5/8% Notes, he or corporations under his control would provide such financial support to M&F Worldwide as may be required by Panavision in connection with such payments of principal and interest. Pursuant to the M&F Settlement, this letter agreement was terminated on December 3, 2002.

In satisfaction of the obligation of M&F Worldwide under another agreement entered into contemporaneously with the closing of the M&F Purchase, MacAndrews & Forbes Holdings and M&F Worldwide entered into a letter agreement, and M&F Worldwide and the Company entered into a letter agreement, both dated as of December 21, 2001, pursuant to which M&F Worldwide purchased from PX Holding $22.0 million principal amount of 9 5/8% Notes for an aggregate purchase price of $8.14 million, and M&F Worldwide delivered to the Company an aggregate of $24.5 million principal amount of 9 5/8% Notes in exchange for 1,381,690 shares of Series A Preferred Stock of the Company. The Series A Preferred Stock was issued at a value of approximately $9.3 million, which represented M&F Worldwide's cost to purchase the 9 5/8% Notes delivered to the Company. Because M&F Worldwide delivered the 9 5/8% Notes to the Company in satisfaction of obligations under an agreement entered into concurrent with the

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

M&F Purchase, the difference between M&F Worldwide's cost and the Company's book value of the 9 5/8% Notes was recorded as a reduction of goodwill.

The Company and M&F Worldwide entered into a letter agreement (the "Registration Rights Agreement Amendment Letter"), dated as of December 21, 2001, pursuant to which the Company and M&F Worldwide agreed to amend the Registration Rights Agreement to, among other things, include the Series A Preferred Stock within the definition of "Registrable Securities."

During 2001, certain stockholders of M&F Worldwide brought lawsuits against M&F Worldwide and its directors challenging the M&F Purchase as an alleged breach of fiduciary duty and sought, among other things, rescission of the M&F Purchase transaction. One of the stockholders dismissed his lawsuit pursuant to a settlement. On December 3, 2002, the remaining parties to the litigation consummated a Stipulation of Settlement (the "M&F Settlement") whereby MacAndrews & Forbes Holdings acquired, through PX Holding, (1) the shares of the Company's Common Stock that M&F Worldwide had purchased in April 2001, (2) 1,381,690 shares of the Company's Series A Preferred Stock that M&F Worldwide acquired in December of 2001, (3) $11.4 million principal amount of 9 5/8% Notes that a subsidiary of M&F Worldwide acquired in November of 2001, and (4) the Las Palmas Note in the amount of $6.7 million that the Company issued to M&F Worldwide on its acquisition of the shares of Las Palmas (see Note 14 of the Notes to Consolidated Financial Statements). In addition, all agreements to which M&F Worldwide entered into in connection with the M&F Purchase and the December 2001 issuance of the Series A Preferred Stock were terminated.

Thus, after the consummation of the M&F Settlement, the Company ceased being a subsidiary of M&F Worldwide. The M&F Settlement did not have a significant impact on the recorded values of the Company's assets or liabilities since the transaction was between parties under common control.

On November 16, 2004, the Company issued to PX Holding 30,610,810 shares of common stock, par value $.01 per share ("Common Stock"), in exchange for 215,274 shares of Series D Cumulative Pay-In-Kind Preferred Stock, par value $.01 per share ("Series D Preferred Stock"), and 1,381,690 shares of Series E Non-Cumulative Perpetual Participating Preferred Stock, par value $.01 per share ("Series E Preferred Stock"), such shares representing all outstanding shares of each series (the "Exchange").

In the Exchange, the Company issued 29,229,120 shares of Common Stock in exchange for all shares of Series D Preferred Stock held by PX Holding at an exchange ratio of 125 shares of Common Stock for each $1,000 of outstanding liquidation preference or accrued and unpaid dividends; and 1,381,690 shares of Common Stock in exchange for all 1,381,690 shares of Series E Preferred Stock held by PX Holding. After giving effect to the transaction, PX Holding holds approximately 96.3% of the Common Stock.

3.    Discontinued Operations

In August 2004, the Company disposed of its 80% interest in EFILM. Accordingly, both EFILM and its holding company, LPPI, LLC, are presented as discontinued operations in the consolidated financial statements and the accompanying notes.

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

Revenue and income (loss) before income taxes from discontinued operations for the years ended December 31, 2004, 2003 and 2002 were as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Revenue	$15,488	$16,817	$6,903
Income (loss) before income taxes	1,177	(1,954)	(4,411)

4.    Other Income, net

The components of Other income, net for the years ended December 31, 2004, 2004 and 2002 were as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Net gain on sales of property and equipment	$2,489	$1,027	$1,396
Minority interest income	18	320	1
Earnings (loss) of equity affiliates	(72)	137	191
Insurance settlements	1,083	763	37
Fees from related party	420	—	—
Other expense	(212)	(383)	(162)
Total other income, net	$3,726	$1,864	$1,463

5.    Comprehensive Loss

Components of accumulated other comprehensive loss were as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Net loss	$(10,155)	$(17,756)	$(11,079)
Foreign currency translation adjustment	2,474	10,644	5,494
Total comprehensive loss	$(7,681)	$(7,112)	$(5,585)

6.    Earnings Per Share

Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Potential common shares, consisting of outstanding stock options and warrants are considered in the calculation under the treasury stock method.

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share data):

	Year ended December 31,
	2004	2003	2002
Numerators:
Net loss from continuing operations	$(21,200)	$(16,523)	$(8,349)
Accreted dividends on Redeemable Series B Preferred Stock	—	(1,319)	(2,857)
Series C Preferred Stock accumulated dividend	(765)	(12,466)	—
Series D Preferred Stock accumulated dividend	(18,559)	—	—
Net loss from continuing operations attributable to common stockholders	(40,524)	(30,308)	(11,206)
Net income (loss) from discontinued operations	11,045	(1,233)	(2,730)
Net income (loss) attributable to common stockholders	$(29,479)	$(31,541)	$(13,936)

Denominator:
Denominator for basic loss per share- weighted average shares	12,617	8,770	8,770
Effect of dilutive securities – stock options and warrants	—	—	—
Denominator for diluted loss per share - adjusted weighted average shares	12,617	8,770	8,770
Income (loss) per share, basic and diluted:
Continuing operations	$(3.21)	$(3.46)	$(1.28)
Discontinued operations	0.87	(0.14)	(0.31)
Income (loss) per share, basic and diluted	$(2.34)	$(3.60)	$(1.59)

Outstanding stock options to purchase 614,000 shares, 642,000 shares and 992,000 shares of common stock at December 31, 2004, 2003 and 2002, respectively, were excluded from the calculation of diluted loss per share as their effect would have been antidilutive. Warrants outstanding at December 31, 2004, 2003 and 2002 to purchase 714,300 shares of common stock were excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

7.    Income Taxes

Under applicable Internal Revenue Service regulations, the Company may not join in filing a consolidated federal income tax return with either MacAndrews & Forbes Holdings or the Company's subsidiaries until May 2006 without consent from the Internal Revenue Service. Accordingly, since the effective date of the M&F Settlement of December 3, 2002, the Company has filed separate federal income tax returns for the Company and each of its incorporated subsidiaries.

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

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

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

For the period from February 1, 1999 through April 19, 2001, the Company, for federal income tax purposes, had been included in the affiliated group of which MacAndrews & Forbes Holdings was the common parent, and for such period the Company's federal taxable income and loss had been included in such group's consolidated tax return filed by MacAndrews & Forbes Holdings. As of February 1, 1999, the Company and certain of its subsidiaries and MacAndrews & Forbes Holdings, formerly known as Mafco Holdings, entered into a tax sharing agreement (the "Mafco Holdings Tax Sharing Agreement") containing terms and conditions substantially the same as those in the M&F Worldwide Tax Sharing Agreement. The Mafco Holdings Tax Sharing Agreement governed tax matters between the Company and MacAndrews & Forbes Holdings for the period from February 1, 1999 through April 19, 2001 and continues in effect as to post MacAndrews & Forbes Holdings consolidation matters such as audit adjustments and indemnities.

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

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

The (provision) benefit for income taxes comprises the following (in thousands):

	Year ended December 31,
	2004	2003	2002
Current (provision) benefit:
Federal	$—	$—	$—
State	(48)	—	(299)
Foreign	(1,491)	(1,447)	(3,019)
Total current provision	(1,539)	(1,447)	(3,318)
Deferred (provision) benefit:
Federal	8,117	6,825	4,528
State	885	315	1,254
Foreign	—	—	—
Total deferred benefit	9,002	7,140	5,782
Total tax benefit	$7,463	$5,693	$2,464

For financial statement purposes, loss before income taxes includes the following components (in thousands):

	Year ended December 31,
	2004	2003	2002
Income (loss) before income taxes:
Domestic	$(24,974)	$(19,469)	$(12,121)
Foreign	(3,689)	(2,747)	1,308
	$(28,663)	$(22,216)	$(10,813)

The difference between the income tax (provision) benefit and the amount computed by applying the Federal statutory rate (35%) to loss before income taxes is explained below (in thousands):

	Year Ended December 31,
	2004	2003	2002
Tax at federal statutory rate	$10,032	$7,776	$3,785
State income tax benefit	837	315	955
Decrease/(increase) in valuation allowance	(781)	(474)	441
Change in tax credits	—	449	(4,343)
Recognition of foreign net loss carryforwards	—	—	6,159
Non-deductible items	(79)	(77)	(53)
Foreign income taxed at varying rates including foreign losses for which no benefit was received	(2,223)	(3,038)	(2,561)
Other, net	(323)	742	(1,919)
	$7,463	$5,693	$2,464

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Debt original issue discount	$230	$403
Domestic net operating loss carryforwards	29,703	26,054
Foreign net operating loss carryforwards	7,133	6,573
Tax credit carryforwards (primarily alternative minimum tax credits)	10,355	10,973
Expense accruals	669	1,440
State income taxes and other	3,982	3,845
Total deferred tax assets	52,072	49,288
Valuation allowance	(8,114)	(7,333)
Net deferred tax assets	43,958	41,955
Deferred tax liabilities:
Fixed assets	(41,543)	(41,083)
Unremitted foreign earnings	(2,415)	(2,731)
Intangibles	(28,201)	(28,201)
Total deferred tax liabilities	(72,159)	(72,015)
Net deferred tax liabilities	$(28,201)	(30,060)
Balance Sheet Classification:
Non-current deferred tax liability	$(28,201)	$(30,060)

SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the uncertainty regarding the Company's ability to utilize certain net operating losses and tax credits in the future, the Company has provided a partial valuation allowance against its net domestic deferred tax assets.

After the effect of the deconsolidation, as of December 31, 2004, the Company has federal and state net operating loss carryforwards of approximately $82.1 million and $11.4 million, respectively. The net operating loss carryforwards will expire at various dates beginning in 2006 through 2024, if not utilized.

At December 31, 2004, the Company also had federal alternative minimum tax credit carryforwards of approximately $5.6 million, which may be used indefinitely, and research and development credit carryforwards of $0.3 million, which will expire from 2006 through 2021, if not utilized.

At December 31, 2004, the Company also had California alternative minimum tax credit carryforwards and California research and development credit carryforwards totaling approximately $2.0 million, both of which may be carried forward indefinitely.

At December 31, 2004, the Company had U.K. net operating loss carryforwards totaling approximately $35.6 million that may be carried forward indefinitely. A full valuation allowance has been provided against this asset.

8.    Segment Information

The Company has one reportable segment, the rental of camera systems, lighting systems and other equipment, and the sales of related products. These activities are conducted in a number of geographic locations though the Company's owned-and-operated facilities and its network of independent distributors.

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

The following table presents revenue and other financial information for the reportable segment by geographic region (in thousands):

	December 31, 2004
	United States	Canada	United Kingdom	Rest of Europe	Asia Pacific	Total
Revenue from external customers	$82,262	$13,319	$63,641	$20,581	$27,649	$207,452
Long-lived assets *	$183,657	$3,755	$27,294	$12,763	$9,675	$237,144

	December 31, 2003
	United States	Canada	United Kingdom	Rest of Europe	Asia Pacific	Total
Revenue from external customers	$77,669	$16,026	$58,584	$16,904	$21,957	$191,140
Long-lived assets *	$182,933	$4,685	$20,108	$5,858	$9,574	$223,158

	December 31, 2002
	United States	Canada	United Kingdom	Rest of Europe	Asia Pacific	Total
Revenue from external customers	$78,206	$16,032	$51,196	$16,228	$24,617	$186,279

* Excluding intangible assets

No one customer accounted for more than 10% of the Company's consolidated net revenues for the years ended December 31, 2004, 2003, and 2002.

9.    Inventories

Inventories consist of the following (in thousands):

	December 31,
	2004	2003
Finished goods	$2,476	$2,464
Work-in-process	315	302
Component parts	4,664	2,048
Spare parts and supplies	1,409	1,539
Goods purchased for resale	6,062	5,441
	$14,926	$11,794

10.    Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2004	2003
Buildings and improvements	$15,457	$13,947
Rental assets	359,972	305,812
Machinery and equipment	9,468	7,367
Furniture and fixtures	4,835	5,151
Other	1,739	649
	391,471	332,296
Less: accumulated depreciation and amortization	160,676	122,675
	$230,795	$210,251

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

During 2004 and 2003, the Company recorded approximately $150,000 and $77,000 of capitalized interest costs, respectively.

11.    Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2004	2003
Interest payable	$4,792	$5,029
Professional fees	1,723	2,792
Taxes other than income taxes	3,599	2,688
Payroll and related costs	8,896	6,186
Rent	3,271	3,134
Insurance	1,058	1,125
Severance, current portion	726	1,717
Other liabilities	4,054	4,026
	$28,119	$26,697

12.    Long-Term Debt

Long-term debt, including current maturities, consists of the following (in thousands):

	December 31,
	2004	2003
Amended and Restated Credit Agreement	$125,694	$—
12.50% Senior Notes Due 2009	100,597	—
Prior Credit Agreement:
Revolving Facility	—	99,200
Term Facility	—	151,792
9 5/8% Senior Subordinated Discount Notes Due 2006	65,084	65,353
Notes payable to affiliate	9,154	21,401
Other (including capital leases)	8,922	1,928
	309,451	339,674
Less: Current maturities	9,557	5,885
Total Long-Term Debt	$299,894	$333,789

As of December 31, 2004, the Company had a line of credit totaling approximately $20.0 million, under which $ 9.2 million was drawn.

The 9 5/8% Notes were issued at a discount representing a yield to maturity of 9 5/8%. There were no periodic or interest payments through February 1, 2002. Thereafter, they bear interest at a rate of 9 5/8% per annum, payable semi-annually on February 1 and August 1 of each year, commencing August 1, 2002.

On August 13, 2003, MacAndrews & Forbes Inc., formerly MacAndrews & Forbes Holdings Inc., agreed to amend an existing line of credit provided to the Company to increase the amount available for borrowing from $4.0 million to $10.0 million and extend the maturity date to August 31, 2006 (as amended, the "MacAndrews Line"). In connection with an amendment to the Company's Prior Credit Agreement (as defined below), on November 12, 2003, MacAndrews & Forbes Inc. agreed to provide a second revolving line of credit (the "Second MacAndrews Line") in the amount of $10.0 million at a rate equal to 50 basis points above the rate provided for in the revolving facility pursuant to the Prior Credit

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

Agreement and a maturity of April 15, 2004. As described below, in connection with the January 2004 Refinancing (as defined below), (i) amounts outstanding under the MacAndrews Line were retired in exchange for shares of new Series D Cumulative Pay-in-Kind Preferred Stock, par value $0.01 per share (the "Series D Preferred Stock") and (ii) MacAndrews & Forbes Inc. increased the amount of the Second MacAndrews Line to $20.0 million and extended the maturity to April 16, 2009. As of December 31, 2004, the Company had availability under the Second MacAndrews line of approximately $10.8 million.

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

Also as part of the January 2004 Refinancing, the Company issued to PX Holding 215,274 shares of new Series D Preferred Stock in exchange for (a) 159,644 shares of Series C Cumulative Pay-in-kind Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock"), of the Company, held by PX Holding (together with approximately $13.2 million of accumulated dividends thereon); (b) $23.0 million in cash; (c) the retirement of all principal and interest (an aggregate of $10,180,930) owed as of January 16, 2004 under the MacAndrews Line; (d) 33.3 shares of common stock of PANY Rental, Inc., having a fair market value of $0.7 million (such that, as of January 16, 2004, the Company owned 100% of the outstanding shares of PANY Rental); (e) the retirement of all amounts (consisting of $630,780 in principal and $82,913 in accrued and unpaid interest) owed by PANY Rental to PX Holding pursuant to a certain promissory note held by PX Holding; and (f) the retirement of all amounts (consisting of $7.8 million in principal and unpaid interest) owed to MacAndrews & Forbes Holdings under a certain promissory note in the principal amount of $6.7 million, dated July 1, 2002, issued by the Company to M & F Worldwide and subsequently acquired by MacAndrews & Forbes Holdings. The Series D Preferred Stock is non-voting, has a liquidation preference of $1,000 per share plus accrued and unpaid dividends, and entitles the holder to cumulative dividends at a rate of 10% per annum regardless of whether declared or earned. Additionally, the Series D Preferred Stock is subject to redemption in certain circumstances upon a change of control. The Company also issued to PX Holding 1,381,690 shares of new Series E Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share, (the "Series E Preferred Stock") in exchange for 1,381,690 shares of Series A Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"). The Series E Preferred Stock is entitled to one vote per share, voting together with the Common Stock as a single class, has a liquidation preference of $1.00 per share plus accrued and unpaid dividends, and provides for non-cumulative cash dividends at an annual rate of $0.05 per share if declared by the Company. As a result of the January 2004 Refinancing transactions, all of the outstanding shares of Series A and Series C Preferred Stock were

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

transferred to the Company. In addition, MacAndrews & Forbes Inc, increased the amount of the Second MacAndrews Line to $20.0 million and extended the maturity to April 16, 2009.

The Company used proceeds from the sale of the Senior Notes and the issuance of Series D Preferred Stock to reduce the indebtedness under the Prior Credit Agreement by $115.4 million, and replaced the Prior Credit Agreement with an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with the lenders under the Prior Credit Agreement. The Amended Credit Agreement provides for a single term loan facility in the principal amount of $135.6 million repayable in quarterly installments with a final maturity of January 12, 2007, except that the term facility shall be due on September 1, 2005 if any of the 9 5/8% Notes remain outstanding on that date. The Company is considering various alternatives with respect to the repayment or refinancing of the 9 5/8% Notes. While there can be no assurance, the Company expects that the 9 5/8% Notes will be refinanced or otherwise repaid by December 1, 2005. See Note 22 – Subsequent Events.

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

Under the Amended Credit Agreement, the Company is required to repay $7.2 million in principal in 2005. In addition, the Amended Credit Agreement revised certain financial tests and other restrictive covenants set forth in the Prior Credit Agreement, including required EBITDA (as defined), limitations on indebtedness, and other provisions. As defined in the Amended Credit Agreement and 2004 Indenture, EBITDA includes adjustments for certain severance expenses, refinancing expenses, foreign exchange (gain) loss, and other non-cash charges.

Amendments to Amended Credit Agreement and 2004 Indenture

EFILM

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

DHD

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

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

Preferred Stock Exchange

On November 16, 2004, Panavision issued 30,610,810 shares of common stock, par value $.01 per share to PX Holding Corporation, in exchange for all Series D Preferred Stock and all Series E Preferred Stock held by PX Holding (the "Exchange"). In connection with the Exchange, Panavision entered into a Second Amendment and Consent, dated as of November 15, 2004, with respect to Panavision's Amended Credit Agreement.

WFW

In connection with the Panavision acquisition of the camera inventory of William F. White International Inc., (the "WFW Acquisition"), Panavision entered into a Third Amendment, dated as of December 29, 2004 with respect to Panavision's Amended Credit Agreement. In addition, in connection with the WFW Acquisition, Panavision entered into a Fourth Supplemental Indenture, dated as of December 29, 2004, with respect to the 2004 Indenture.

See Note 22 – Subsequent Events, regarding amendments to the Amended Credit Agreement, 2004 Indenture and Second MacAndrews Line that took place subsequent to December 31, 2004.

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

The following sets forth the aggregate principal maturities of the Company's debt, including capital leases, during the twelve-month periods ending December (in thousands):

2005	$9,557
2006	83,331
2007	113,312
2008	1,708
2009 and thereafter	104,821
$312,729

The amounts presented for 2005 do not reflect the impact of the term facility under the Amended Credit Agreement becoming due in December 2005 if any of the 9 5/8% Notes remain outstanding on that date. See Note 22 – Subsequent Events.

13.    Preferred Stock

As more fully described in Note 2, the Company issued 1,381,690 shares of Series A Preferred Stock in December 2001. The Series A Preferred Stock was entitled to non-cumulative dividends at a rate of $0.05 per share per annum payable, if declared, quarterly on each March 31, June 30, September 30 and December 31. In addition, the Series A Preferred Stock had also participated pro rata on a share-for-share basis with the common stock, par value $0.01 per share, of the Company ("Common Stock") with respect to any dividends declared or paid on the Common Stock. The Company's Prior Credit Agreement restricted the payment of dividends.

As discussed in Note 12, the Company issued 49,199 shares of Series B Preferred Stock to MacAndrews & Forbes Holdings on June 28, 2002. The Series B Preferred Stock was non-voting, had a liquidation preference of $49.2 million plus accrued and unpaid dividends, and entitled its holders to cumulative dividends at a rate of 10% per annum. The terms of the Series B Preferred Stock indicated that such stock may be redeemed by the Company, at its option, at any time at a price of $1,000 per share, plus accrued and unpaid dividends. Since MacAndrews & Forbes Holdings maintained the majority shareholder vote of the Company, the Series B Preferred Stock was deemed to be redeemable at the option of MacAndrews & Forbes Holdings, and was therefore classified outside of permanent equity in the accompanying consolidated balance sheets.

The issuance of the Series B Preferred Stock was recorded at its redemption value, net of $0.3 million of transaction costs. Because the Series B Preferred Stock was redeemable at the option of MacAndrews & Forbes Holdings, the Company was required to carry the Series B Preferred Stock at its redemption value. The Company recorded an accreted dividend of $1.3 million and $2.9 million during the years ended December 31, 2003 and 2002 in accordance with the terms of the Series B Preferred Stock.

In connection with the March 2003 Amendment, all the Series B Preferred Stock was contributed back to the Company and 102,220 shares of Series C Preferred Stock were issued. The Series C Preferred Stock, par value $0.01 per share, was non-voting; had a liquidation preference of $1,000 per share plus accrued and unpaid dividends; and entitled the holder to cumulative dividends at a rate of 10% per annum regardless of whether declared or earned. Additionally, the Series C Preferred Stock was subject to redemption in certain circumstances upon a change of control.

As described in Note 12, the Company issued to PX Holding 215,274 shares of new Series D Cumulative Pay-In-Kind Preferred Stock on January 16, 2004. The Series D Preferred Stock was non-voting, had a liquidation preference of $1,000 per share plus accrued and unpaid dividends, and entitled the holder to cumulative dividends at a rate of 10% per annum regardless of whether declared or earned. Additionally, the Series D Preferred Stock was subject to redemption in certain circumstances upon a change of control. The Company also issued to PX Holding 1,381,690 shares of new Series E Non-Cumulative Perpetual Participating Preferred Stock (the "Series E Preferred Stock") in exchange for

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

1,381,690 shares of Series A Preferred Stock. The Series E Preferred Stock was entitled to one vote per share, voting together with the Common Stock as a single class, had a liquidation preference of $1.00 per share plus accrued and unpaid dividends, and provided for non-cumulative cash dividends at an annual rate of $0.05 per share if declared by the Company. As a result of the January 2004 Refinancing transactions, all of the outstanding shares of Series A and Series C Preferred Stock were transferred to the Company and a Certificate of Elimination was filed for each series.

As discussed in Note 2, on November 16, 2004, Panavision issued 30,610,810 shares of common stock, par value $.01 per share to PX Holding Corporation, in exchange for all Series D Preferred Stock and all Series E Preferred Stock held by PX Holding (the "Exchange"). The Exchange was completed pursuant to a letter agreement, dated November 16, 2004, between Panavision and PX Holding (the "Letter Agreement").

In the transaction, Panavision issued:

•	29,229,120 shares of Common Stock in exchange for all 215,274 shares of Series D Preferred Stock held by PX Holding at an exchange ratio of 125 shares of Common Stock for each $1,000 of outstanding liquidation preference or accrued and unpaid dividends, valuing the Common Stock at $8.00 per share; and

•	1,381,690 shares of Common Stock in exchange for all 1,381,690 shares of Series E Preferred Stock held by PX Holding.

The transaction was unanimously approved by an independent Special Committee of Panavision's Board of Directors. In the Letter Agreement, PX Holding agreed, among other things, to certain restrictions on its ability to acquire Panavision's remaining Common Stock or to transfer the shares it holds. After giving effect to the transaction, PX Holding holds approximately 96.3% of the Common Stock. The transaction follows a May 13, 2004 offer by MacAndrews & Forbes Holdings initially valuing the Common Stock at $7.00 per share. As a result of the Exchange, all of the outstanding shares of Series D and Series E Preferred Stock were transferred to the Company and a Certificate of Elimination was filed for each series.

14.    Stock Based Benefits

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

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

Option information with respect to the Company's stock option plan is as follows:

		Exercise Price
	Shares	Range	Weighted Avg. Price
Options outstanding at December 31, 2001	992,000	$10.00-$7.50	$9.73
Options expired	—	—	—
Options outstanding at December 31, 2002	992,000	$10.00-$7.50	$9.67
Options expired	(350,000)	$10.00-$7.50	—
Options outstanding at December 31, 2003	642,000	$10.00	$10.00
Options expired	(28,000)	$10.00	$10.00
Options outstanding at December 31, 2004	614,000	$10.00	$10.00

The weighted-average remaining contractual life of options outstanding at December 31, 2003 is 4.8 years.

Information regarding stock options exercisable is as follows:

	December 31,
	2004	2003	2002
Options Exercisable:
Number	614,000	642,000	992,000
Weighted average exercise prices	$10.00	$10.00	$9.67

There were no options granted under the Plan during 2004, 2003, or 2002.

For purposes of the pro forma expense discussed in Note 1, the weighted average fair value of the options was amortized over the vesting period. Applying SFAS 123 in the pro forma disclosures may not be representative of the effects on pro forma net loss for future years as options vest over several years and additional awards may be made each year

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's stock options have characteristics significantly different from those of traded options such as vesting restrictions and non-transferability of options. In addition, the assumptions used in option valuation models are subjective, particularly the expected stock price volatility for the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not provide a reliable single measure of the fair value of its employee stock options.

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provision of FASB No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share data):

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Net loss as reported	$(10,155)	$(17,756)	$(11,079)
Add: stock-based employee compensation expense included in reported net loss	—	—	—
Deduct: total stock-based employee compensation expense determined under fair value method of all awards	—	—	(15)
Pro forma net loss	$(10,155)	$(17,756)	$(11,094)
Pro forma net loss attributable to common stockholders	$(29,479)	$(31,541)	$(13,951)
Shares used in computation – basic and diluted	12,617	8,770	8,770
Loss per share:
Basic and diluted net loss per share – as reported	$(2.34)	$(3.60)	$(1.59)
Basic and diluted net loss per share – pro forma	$(2.34)	$(3.60)	$(1.59)

15.    Employee Benefit Plans

The Company sponsors a defined contribution 401(k) plan covering a majority of its domestic employees. Eligible employees may contribute from 1% to 16% of their base compensation. The Company makes matching contributions equal to 75% of employee before-tax contributions from 1% to 6%. For the years ended December 31, 2004, 2003 and 2002. The Company recorded expense of $0.9 million, $0.8 million, and $0.7 million respectively, related to the 401(k) plan.

In addition, the Company sponsors defined contribution retirement plans in Europe and Australia that cover certain foreign employees. Participating employees contribute from 4% to 15% of their base compensation. The Company contributes 10.5% to 13% of base compensation for participating employees depending upon their level of contribution. For the years ended December 31, 2004, 2003, and December 31, 2002, the Company recorded expense of $1.8 million, $1.5 million, and $1.0 million, respectively, representing the Company's contributions.

Certain of the Company's senior executives have employment agreements containing equity participation provisions. Amounts, if any, to be paid under the equity participation provisions, are based on contractually defined formulas. As of December 31, 2004, approximately $636,000 has been accrued in connection with these equity participation provisions.

16.    Change in Estimated Asset Retirement Obligations

Upon the initial adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations", the Company estimated its liability for asset retirement obligations to be zero. After completing a recent facilities rationalization review, the Company revised its estimate for leasehold restoration costs upward to approximately $2.4 million. The impact of the revision on net income from continuing operations for the year ended December 31, 2004, was approximately $175,000, or $0.01 per common share, basic and diluted.

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

Changes in estimated asset retirement obligations for the year ended December 31, 2004 are as follows (in thousands):

Balance January 1, 2004	$—
Revision of estimate *	2,394
Accretion expense	80
Balance, December 31, 2004	$2,474

* Includes effects of foreign currency rate changes on balances denominated in currencies other than the U.S. dollar

17.    Commitments and Contingencies

The Company leases real estate, equipment, and vehicles under non-cancelable operating and capitalized leases. Future minimum payments under non-cancelable leases with initial or remaining terms of one year or more are presented below (in thousands):

	Operating	Capital
2005	$9,755	$2,571
2006	6,847	2,443
2007	5,191	2,320
2008	4,164	1,930
2009	3,194	503
Thereafter	6,239	273
Minimum lease payments	$35,390	10,040
Less: imputed interest at rates ranging from 3.5% to 8.75%		1,310
Present value of minimum lease payments included in long-term debt		$8,730

During the years ended December 31, 2004, 2003 and 2002, rental expense under operating leases was $9.8 million, $10.3 million, and $8.1 million, respectively.

As of December 31, 2004, the Company had a commitment of approximately $7 million to purchase digital cameras over a period of approximately eighteen months.

As of December 31, 2004, the Company had a line of credit totaling approximately $20.0 million, under which $9.2 million was drawn. In addition, the Company had various lines of credit totaling approximately $3.6 million at December 31, 2003, under which no amounts were drawn. The Company does not have any off-balance sheet financing arrangements.

The Company and its subsidiaries are defendants in actions for matters arising out of normal business operations. The Company, based in part on the advice of legal counsel, does not believe that any such proceedings currently pending will have a materially adverse effect on its consolidated financial position, results of operations, or cash flows.

18.    Related Party Transactions

Certain related party transactions between Panavision and MacAndrews & Forbes Holdings and between Panavision and PX Holding are disclosed in Note 1, Summary of Significant Accounting Policies — Description of Business, Note 2, Transactions with M&F Worldwide Corp., Note 7, Income Taxes, Note 12, Long-Term Debt, and Note 13, Preferred Stock.

Beginning in December 2002, the Company began participating in MacAndrews & Forbes Holdings' directors and officers insurance program, which covers the Company as well as MacAndrews & Forbes

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

Holdings and its other affiliates. The limits of coverage are applicable to aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews & Forbes Holdings for its allocable portion of the premiums for such coverage, which the Company believes are at least as favorable as the premiums the Company could secure were it to secure stand-alone coverage. The Company participates on a similar basis in other insurance programs with MacAndrews & Forbes Holdings and its affiliates which management believes are at least as favorable as arms-length terms.

The Company and PX Holding are parties to a Registration Rights Agreement dated as of December 3, 2002 (the "Registration Rights Agreement") pursuant to which PX Holding and certain of its transferees (the "Holders") have the right to require the Company to register under the Securities Act of 1933 (a "Demand Registration") all or part of the Common Stock and certain other shares of capital stock (collectively, "Registrable Shares") owned by the Holders. The Company may postpone giving effect to a Demand Registration for up to a period of 30 days if the Company believes such registration might have a material adverse effect on any plan or proposal by the Company with respect to any financing, acquisition, recapitalization, reorganization or other material transaction, or the Company is in possession of material non-public information that, if publicly disclosed, could result in a material disruption of a major corporate development or transaction then pending or in progress or in other material adverse consequences to the Company. In addition, the Holders will have the right to participate in registrations by the Company of its equity securities (an "Incidental Registration") subject, however, to certain rights in favor of the Company to reduce, or eliminate entirely, the number of Registrable Shares the Holders may have registered in an Incidental Registration. The Company will pay all out-of-pocket expenses incurred in connection with a Demand Registration or an Incidental Registration, except for underwriting discounts, commissions and related expenses attributable to the Registrable Shares sold by such Holders.

On July 1, 2003, Panavision International, L.P., the Company's principal operating subsidiary, entered into a Security Officer Service Agreement (the "Security Agreement") with an operating subsidiary of Allied Security Holdings LLC, ("Allied Security") an affiliate of MacAndrews & Forbes Holdings. Pursuant to the Security Agreement, Allied Security provides the Company with security officer services on terms which management believes are competitive with industry rates for similarly situated security firms and as favorable as terms that could have been obtained from an unrelated party in an arms-length transaction. During 2004, amounts paid to Allied Security by the Company pursuant to the Security Agreement were $145,000. Since July 16, 2003, the Security Agreement has been continuing on a month-to-month basis.

In December 2003, Panavision Imaging, LLC, a subsidiary of PX Holding, purchased the assets of Silicon Video, Inc., a designer of CMOS imaging sensors located in Homer, New York, and formed Panavision SVI, LLC to act as marketing affiliate with respect to certain products designed by Panavision Imaging, LLC. The Company manages the operations of Panavision Imaging, LLC and Panavision SVI, LLC (together "Panavision SVI") in exchange for certain research and development services, management fees and most favored customer status with respect to certain products of Panavision Imaging, LLC. In addition, the Company purchases certain sensors from Panavision Imaging, LLC on a basis that is at least as favorable as could be obtained in an arms-length transaction. Panavision Imaging, LLC and its marketing affiliate Panavision SVI, LLC utilize the Panavision tradename pursuant to a license from the Company. The management and royalty fees charged by the Company to Panavision SVI for 2004 were $420,000, of which $105,000 was payable at December 31, 2004.

On September 16, 2004, the Company entered into an agreement with Sony, a holder of the Company's Common Stock. Pursuant to the agreement, the Company acquired from Sony the remaining 49% interest in DHD, not then held by the Company, making DHD a wholly owned subsidiary of the Company for consideration of $4.4 million.

On December 29, 2004, in connection with the Company's acquisition of the camera inventory of William F. White International Inc. in Canada, LPPI, LLC ("LPPI"), a wholly-owned subsidiary of the

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

Company, entered into a Sale and Purchase Agreement with PX Holding pursuant to which LPPI sold and PX Holding purchased a promissory note (the "Deluxe Note"), dated August 6, 2004, issued by Deluxe Laboratories, Inc. ("Deluxe") in favor of LPPI. The Deluxe Note was issued in connection with the sale of the Company's interest in EFILM, LLC to Deluxe on August 6, 2004. The Deluxe Note is in the principal amount of $5,000,000 and bears interest at a rate of 7% per annum. As consideration for the Deluxe Note, PX Holding paid $5,000,000 to LPPI and agreed to pay to LPPI any accrued and unpaid interest on the Deluxe Note through and including December 29, 2004 upon receipt of such payment from Deluxe when the Deluxe Note matures on August 6, 2005.

19.    Recent Acquisitions

On September 16, 2004, the Company purchased from Sony a 49% interest in DHD for a cash purchase price of $4.4 million, making DHD a wholly-owned subsidiary of the Company. As a result, the Company has consolidated the financial position and results of operations of DHD in the accompanying consolidated financial statements from the date of purchase. The effects of the consolidation were immaterial for the period. There was no goodwill resulting from the purchase price allocation.

On August 13, 2004, the Company purchased, through one of its wholly-owned subsidiaries, 100% of the share capital of Technovision France for a cash purchase price of approximately $3.4 million. Technovision is a film equipment rental company located in Paris, France. The effects of the purchase were immaterial for the period. Goodwill of approximately $300,000 was recognized as result of the allocation of purchase price to the fair value of assets acquired and liabilities assumed.

20.    Valuation and Qualifying Accounts and Reserves

The following is a summary of the valuation and qualifying accounts and reserves for the years ended December 31, 2004, 2003, and 2002 (in thousands):

	Beginning Balance	Amounts Reserved	Balances Written Off	Ending Balance
Allowance for Doubtful Accounts
December 31, 2004	$2,586	$962	$1,930	$1,618
December 31, 2003	$1,634	$1,924	$972	$2,586
December 31, 2002	$1,414	$576	$356	$1,634

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

21.    Quarterly Operating Data (unaudited)

The following is a summary of unaudited quarterly results of operations (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
Year ended December 31, 2004
Total revenue (1)	$49,050	$46,979	$54,018	$57,405
Gross margin (2)	18,911	15,733	21,259	21,267
Net loss from continuing operations	(14,031)	(8,248)	4,870	(3,791)
Net loss from continuing operations attributable to common shareholders	(19,281)	(13,742)	(761)	(6,740)
Net income (loss)	(13,967)	(7,547)	15,254	(3,895)
Net income (loss) attributable to common shareholders	(19,217)	(13,041)	9,623	(6,844)
Loss from continuing operations per share *	$(2.20)	$(1.57)	$(0.09)	$(0.28)
Income (loss) per share *	$(2.19)	$(1.49)	$1.10	$(0.28)
Year ended December 31, 2003
Total revenue (1)	$43,988	$44,125	$50,221	$52,806
Gross margin (2)	17,891	15,208	19,761	21,725
Net loss from continuing operations	(6,571)	(3,417)	(2,141)	(4,394)
Net loss from continuing operations attributable to common shareholders	(8,062)	(7,418)	(6,236)	(8,592)
Net income (loss)	(7,354)	(3,682)	(2,376)	(4,344)
Net loss attributable to common shareholders	(8,845)	(7,683)	(6,471)	(8,542)
Loss from continuing operations per share *	$(0.92)	$(0.85)	$(0.71)	$(0.98)
Loss per share *	$(1.01)	$(0.87)	$(0.74)	$(0.98)

(1)	Presentation of EFILM and LPPI as discontinued operations reduced previously reported revenue by $5,872 and $6,980 for the first and second quarter of 2004, respectively, and $2,311, $4,309, $4,725 and $5,472 for the first through fourth quarters of 2003, respectively.

(2)	Presentation of EFILM and LPPI as discontinued operations reduced previously reported gross margin by $2,892 and $3,701for the first and second quarter of 2004, respectively, and $490, $1,835, $2,065 and $2,830 for the first through fourth quarters of 2003, respectively.

*	Basic and diluted

22.    Subsequent Events

On March 30, 2005, the Company received a commitment from PX Holding (the "9 5/8% Notes Commitment"), that in the event that the 9 5/8% Notes are not repaid, retired or refinanced prior to December 1, 2005, or the applicable provision of the Amended Credit Agreement is not amended by such time that Panavision's term loans do not become immediately due and payable, PX Holding will provide financial support sufficient to allow the repayment, retirement or refinancing of the 9 5/8% Notes.

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

In addition, Panavision entered into a Fourth Amendment, dated as of March 30, 2005, to the Amended Credit Agreement and a Fifth Supplemental Indenture, dated as of March 30, 2005, with respect to the 2004 Indenture. This amendment and indenture supplement was entered into principally to (a) provide a mechanism for the potential acquisition of the camera, lighting and grip assets of a company in the United Kingdom ("the UK Acquisition"); (b) reduce required EBITDA levels, as provided in the Amended Credit Agreement, to $52.0 million, $54.0 million, $54.0 million and $58.0 million for the twelve-month periods ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005, respectively; (c) extend the date on which the term facility under the Amended Credit Agreement shall be due if the 9 5/8% Notes remain oustanding from September 1, 2005 to December 1, 2005; (d) increase the limitation on capital expenditure, as defined in the Amended Credit Agreement, from $25.0 million to $37.5 million; and (e) increase the Second MacAndrews Line to $32.0 million, plus an amount for the potential UK Acquisition, if necessary.

On March 30, 2005, the Second MacAndrews Line was amended and restated to increase the amount to $32.0 million, plus an amount for the potential UK Acquisition, if necessary.