Form 10-Q
period 2005-03-31
PANAVISION INC
filed 2005-05-13
CIK 1022911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 12, 2005, there were 39,380,729 shares of Panavision Inc. Common Stock, par value $0.01 per share, outstanding.

PANAVISION INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The financial information herein and management's discussion thereof include consolidated data for Panavision Inc. ("Registrant" or "Panavision") and its subsidiaries. Registrant and its subsidiaries are sometimes herein referred to collectively as the "Company".

PANAVISION INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Camera rental	$31,806	$30,844
Lighting rental	9,704	8,522
Sales and other	10,626	9,684
Total rental revenue and sales	52,136	49,050
Cost of camera rental	19,466	16,399
Cost of lighting rental	8,160	8,144
Cost of sales and other	5,984	5,596
Gross margin	18,526	18,911
Selling, general and administrative expenses	19,024	16,160
Research and development expenses	1,611	1,460
Operating income (loss)	(2,109)	1,291
Interest income	89	98
Interest expense	(8,352)	(7,881)
Foreign exchange gain (loss)	(396)	251
Refinancing expense	(154)	(6,470)
Other income, net	518	92
Loss from continuing operations before income taxes	(10,404)	(12,619)
Income tax provision	(597)	(1,412)
Net loss from continuing operations	(11,001)	(14,031)
Discontinued operations: Income from EFILM (net of income tax provision of $0 and $58, respectively)	—	64
Net income from discontinued operations	—	64
Net loss	$(11,001)	$(13,967)
Net loss from continuing operations attributable to common stockholders	$(11,001)	$(19,281)
Net loss from continuing operations per share – basic and diluted	$(0.28)	$(2.20)
Net loss per share – basic and diluted	$(0.28)	$(2.19)
Shares used in computation – basic and diluted	39,381	8,770

See accompanying notes.

PANAVISION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2005	December 31, 2004
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,974	$6,593
Accounts receivable (net of allowance of $1,711 in 2005 and $1,618 in 2004)	30,373	28,897
Inventories	15,334	14,926
Prepaid expenses	4,615	3,912
Note receivable	821	826
Due from related parties	—	106
Other current assets	2,895	2,081
Total current assets	58,012	57,341
Property, plant and equipment, net	229,726	230,795
Goodwill, net	259,800	259,909
Patents and trademarks, net	66,149	66,266
Other assets	6,395	6,349
Total assets	$620,082	$620,660

See accompanying notes.

PANAVISION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2005	December 31, 2004
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,501	$8,634
Accrued liabilities	28,648	28,119
Current maturities of long-term debt	75,030	9,557
Total current liabilities	117,179	46,310
Long-term debt	222,728	290,740
Note payable to affiliate	18,154	9,154
Deferred tax liabilities, net	27,775	28,201
Other liabilities	3,353	3,323

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 39,380,729 shares issued and outstanding at March 31, 2005 and December 31, 2004	394	394
Additional paid-in capital	374,780	374,780
Revaluation capital	333,199	333,199
Accumulated deficit	(482,951)	(471,950)
Accumulated other comprehensive income	5,471	6,509
Total stockholders' equity	230,893	242,932
Total liabilities and stockholders' equity	$620,082	$620,660

See accompanying notes.

PANAVISION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2005	2004
Operating activities
Net loss from continuing operations	$(11,001)	$(14,031)
Adjustments to derive net cash provided by (used in) operating activities:
Depreciation and amortization	10,972	10,448
Write-off of deferred financing costs	—	3,436
Gain on sale of property and equipment	(462)	(99)
Amortization of deferred financing costs	258	438
Dividends received from equity investments	—	500
Deferred income tax benefit	—	(1,100)
Changes in operating assets and liabilities:
Accounts receivable	(1,476)	154
Inventories	(408)	(1,267)
Prepaid expenses and other current assets	(1,512)	(575)
Accounts payable	1,867	2,381
Accrued liabilities	529	(198)
Due to related parties	106	(306)
Other, net	(48)	(2,822)
Net cash used in operating activities	(1,175)	(3,041)

Investing activities
Capital expenditures	(7,766)	(5,279)
Proceeds from dispositions of fixed assets	463	102
Net cash used in investing activities	(7,303)	(5,177)

Financing activities
Borrowings under Amended Credit Agreement	—	135,600
Proceeds from issuance of Senior Notes	—	100,000
Repayments of long-term debt	(2,641)	(252,464)
Deferred financing costs	(483)	(452)
Capital contribution, net of transaction costs	—	22,710
Borrowings under notes payable to affiliate	9,000	2,000
Net cash provided by financing activities	5,876	7,394
Effect of exchange rate changes on cash	(17)	30
Net decrease in cash and cash equivalents	(2,619)	(794)
Cash and cash equivalents at beginning of period	6,593	6,770
Cash and cash equivalents at end of period	$3,974	$5,976

See accompanying notes.

PANAVISION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Supplemental cash flow information (in thousands)
Interest paid during the period	$9,396	$6,103
Income taxes paid during the period	$79	$656

Supplemental non-cash activities

During the three months ended March 31, 2005, the Company purchased, received but had not yet paid for rental assets totaling approximately $3.0 million; this amount was reflected as a current liability at March 31, 2005 and therefore not included as a cash outflow from investing activities.

As described in Note 4 of the Notes to Condensed Consolidated Financial Statements, in January 2004, the Company issued to PX Holding Corporation ("PX Holding") 1,381,690 shares of new Series E Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share, in exchange for 1,381,690 shares of Series A Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share, which constituted all of the then outstanding Series A Preferred Stock.

As described in Note 4 of the Notes to Condensed Consolidated Financial Statements, in January 2004, the Company issued to PX Holding 215,274 shares of new Series D Cumulative Pay-in-Kind Preferred Stock, par value $0.01 per share, in exchange for, among other consideration, 159,644 shares of Series C Cumulative Pay-in-Kind Preferred Stock, par value $0.01, held by PX Holding, which constituted all of the then outstanding Series C Preferred Stock. The other consideration included the contribution or retirement of various related party notes and MacAndrews & Forbes Holdings Inc.'s one-third interest in the common stock of PANY Rental, Inc. Total book value, which approximates fair value, of such other non-cash consideration was approximately $19.0 million.

See accompanying notes.

PANAVISION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Preparation

The Company is an indirect majority-owned subsidiary of MacAndrews and Forbes Holdings Inc. ("MacAndrews & Forbes Holdings" or "Parent"), a corporation whose sole stockholder is Ronald O. Perelman. The Company's principal business operations are conducted through its subsidiaries.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company's 2004 Annual Report on Form 10-K.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The condensed consolidated financial statements include the accounts of Panavision and its majority-owned subsidiaries. All significant intercompany amounts and transactions have been eliminated.

Certain amounts in previously issued financial statements have been reclassified to conform to the 2005 presentation, including, but not limited to, the presentation of EFILM, LLC ("EFILM") and its holding company, LPPI, LLC ("LPPI"), as discontinued operations for all periods presented.

2.    Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including the collectibility of receivables and the realizability of assets such as fixed assets and deferred taxes. Actual results could differ from such estimates.

3.    Inventories

Inventories consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Finished goods	$2,488	$2,476
Work-in-process	361	315
Component parts	5,136	4,664
Spare parts and supplies	1,302	1,409
Goods purchased for resale	6,047	6,062
	$15,334	$14,926

PANAVISION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.    Long-Term Debt

Long-term debt, including current maturities, consists of the following (in thousands):

	March 31, 2005	December 31, 2004
Amended and Restated Credit Agreement	$123,889	$125,694
12.50% Senior Notes Due 2009	100,765	100,597
9 5/8% Senior Subordinated Discount Notes Due 2006	65,016	65,084
Notes payable to affiliate	18,154	9,154
Other (including capitalized lease obligations)	8,088	8,922
	315,912	309,451
Less: Current maturities	75,030	9,557
Total Long-Term Debt	$240,882	$299,894

As of March 31, 2005, the Company had lines of credit extended by a related party totaling $32.0 million, under which approximately $18.2 million was drawn. The Company does not have any off-balance sheet financing arrangements.

    9 5/8% Notes

The 9 5/8% Notes were issued at a discount representing a yield to maturity of 9 5/8%. There were no periodic or interest payments through February 1, 2002. Thereafter, they bear interest at a rate of 9 5/8% per annum, payable semi-annually on February 1 and August 1 of each year, commencing August 1, 2002. The 9 5/8% Notes are due February 1, 2006, and are reflected as a component of current maturities.

    MacAndrews Lines

On August 13, 2003, MacAndrews & Forbes Inc., (formerly MacAndrews & Forbes Holdings Inc.) agreed to amend an existing line of credit provided to Panavision to increase the amount available for borrowing from $4.0 million to $10.0 million and extend the maturity date to August 31, 2006 (as amended, the "MacAndrews Line"). In connection with an amendment to Panavision's Prior Credit Agreement (as defined below), on November 12, 2003, MacAndrews & Forbes Inc. agreed to provide a second revolving line of credit (the "Second MacAndrews Line") in the amount of $10.0 million at a rate equal to 50 basis points above the rate provided for in the revolving facility pursuant to the Prior Credit Agreement and a maturity date of April 15, 2004. As described below, in connection with the January 2004 Refinancing (as defined below), (i) amounts outstanding under the MacAndrews Line were retired in exchange for shares of new Series D Cumulative Pay-in-Kind Preferred Stock, par value $0.01 per share (the "Series D Preferred Stock") and (ii) MacAndrews & Forbes Inc. increased the amount of the Second MacAndrews Line to $20.0 million and extended the maturity date to April 16, 2009. On March 30, 2005, the Second MacAndrews Line was amended and restated to increase the amount to $32.0 million. As of March 31, 2005, Panavision had availability under the Second MacAndrews line of approximately $13.8 million.

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

PANAVISION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.    Long-Term Debt (continued)

    January 2004 Refinancing and 12.50% Senior Notes Due 2009

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

As part of the January 2004 Refinancing, Panavision issued to PX Holding Corporation ("PX Holding") 215,274 shares of new Series D Preferred Stock in exchange for (a) 159,644 shares of Series C Cumulative Pay-in-kind Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock"), of Panavision, held by PX Holding (together with approximately $13.2 million of accumulated dividends thereon); (b) $23.0 million in cash; (c) the retirement of all principal and interest (an aggregate of $10,180,930) owed as of January 16, 2004 under the MacAndrews Line; (d) 33.3 shares of common stock of PANY Rental Inc. ("PANY Rental") having a fair market value of $0.7 million (such that, as of January 16, 2004, Panavision owned 100% of the outstanding shares of PANY Rental); (e) the retirement of all amounts (consisting of $630,780 in principal and $82,913 in accrued and unpaid interest) owed by PANY Rental to PX Holding pursuant to a certain promissory note held by PX Holding; and (f) the retirement of all amounts (consisting of $7.8 million in principal and unpaid interest) owed to MacAndrews & Forbes Holdings under a certain promissory note in the principal amount of $6.7 million, dated July 1, 2002, issued by Panavision to M & F Worldwide Corp. and subsequently acquired by MacAndrews & Forbes Holdings. Panavision also issued to PX Holding 1,381,690 shares of new Series E Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share, (the "Series E Preferred Stock") in exchange for 1,381,690 shares of Series A Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"). As a result of the January 2004 Refinancing transactions, all of the outstanding shares of Series A and Series C Preferred Stock were transferred to Panavision. In addition, MacAndrews & Forbes Inc. increased the amount of the Second MacAndrews Line to $20.0 million and extended the maturity date to April 16, 2009.

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

Under the Amended Credit Agreement, Panavision is required to repay $7.2 million in principal in 2005. In addition, the Amended Credit Agreement revised certain financial tests and other restrictive covenants set forth in the Prior Credit Agreement, including required EBITDA (as defined therein), limitations on indebtedness, and other provisions. As defined in the Amended Credit Agreement and 2004 Indenture, EBITDA includes adjustments for certain severance expenses, refinancing expenses, foreign exchange (gain) loss, other non-cash charges and the pro forma effect of acquisitions and dispositions.

    Amendments to Amended Credit Agreement and 2004 Indenture

    EFILM Proceeds Amendment

Principally to provide a mechanism for the reinvestment of the proceeds of the sale of EFILM, on August 11, 2004, Panavision and the other parties to the Amended Credit Agreement entered into an amendment and waiver to the Amended Credit Agreement ("First Amendment and Waiver"). To provide a similar mechanism for the reinvestment of the proceeds of the EFILM Sale under the 2004 Indenture, on August 11, 2004, Panavision and Wilmington Trust Company, as Trustee, entered into a supplemental indenture ("Supplemental Indenture"). On September 30, 2004, in accordance with the terms of the Amended Credit Agreement and the 2004 Indenture, upon repayment of $1.3 million to Federal Financial Credit Inc., PANY Rental and TFN Lighting Corp. (each subsidiaries of Panavision) became guarantors under those debt instruments.

    Preferred Stock Exchange

On November 16, 2004, Panavision issued 30,610,810 shares of common stock, par value $.01 per share, to PX Holding, in exchange for all Series D Preferred Stock and all Series E Preferred Stock held by PX Holding (the "Exchange"). The Exchange was completed pursuant to a letter agreement, dated November 16, 2004, between Panavision and PX Holding (the "Letter Agreement").

In this transaction, Panavision issued:

•	29,229,120 shares of Common Stock in exchange for the 215,274 shares of Series D Preferred Stock held by PX Holding at an exchange ratio of 125 shares of Common Stock for each $1,000 of outstanding liquidation preference or accrued and unpaid dividends, valuing the Common Stock at $8.00 per share; and

•	1,381,690 shares of Common Stock in exchange for the 1,381,690 shares of Series E Preferred Stock held by PX Holding.

This transaction was unanimously approved by an independent Special Committee of Panavision's Board of Directors. In the Letter Agreement, PX Holding agreed, among other things, to certain restrictions on its ability to acquire Panavision's remaining Common Stock or to transfer the shares it holds. After giving effect to the transaction, PX Holding holds approximately 96.3% of the Common Stock. The transaction follows a May 13, 2004 offer by MacAndrews & Forbes Holdings initially valuing the Common Stock at $7.00 per share.

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

    WFW Asset Acquisition

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

    March 2005 Amendment

Panavision entered into a Fourth Amendment, dated as of March 30, 2005, to the Amended Credit Agreement and Fifth Supplemental Indenture, dated as of March 30, 2005, with respect to the 2004 Indenture. This amendment and indenture supplement was entered into principally to (a) reduce required EBITDA levels, as provided in the Amended Credit Agreement, to $52.0 million, $54.0 million, $54.0 million and $58.0 million for the twelve-month periods ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005, respectively, (b) extend the date on which the Term Facility under the Amended Credit Agreement shall be due if the 9 5/8% Notes remain outstanding from September 1, 2005 to December 1, 2005, (c) increase the limitation on capital expenditure, as defined in the Amended Credit Agreement, from $25.0 million to $37.5 million and (d) permit the increase of the Second MacAndrews Line to $32.0 million.

5.    Preferred Stock Transactions

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

PANAVISION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.    Preferred Stock Transactions (continued)

As a result of the January 2004 Refinancing transactions, all of the outstanding shares of Series A and Series C Preferred Stock were transferred to the Company, and a Certificate of Elimination was filed for each series.

As also described in Note 4 of this Quarterly Report on Form 10-Q and in Notes 12 and 13 of the Company's 2004 Annual Report on Form 10-K, in November 2004, the Company issued to PX Holding 30,610,810 shares of common stock, par value $0.01 per share, in exchange for all Series D and Series E Preferred Stock outstanding. A Certificate of Elimination was filed for each series. At March 31, 2005, the Company does not have any preferred stock issued and outstanding.

6.    Segment Information

The Company has one reportable segment, the rental of camera systems, lighting systems and other equipment, and the sales of related products. These activities are conducted through the Company's owned-and-operated facilities and its network of independent distributors in a number of geographic locations principally in the United States and the United Kingdom. The relative relationship of activity in individual geographic locations has not changed significantly during the quarter ended March 31, 2005 from that disclosed in Note 8 of the Company's 2004 Annual Report on Form 10-K.

No one customer accounted for more than 10 percent of the Company's consolidated net revenues for the three months ended March 31, 2005 and March 31, 2004.

7.    Comprehensive Loss

Components of accumulated other comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net loss	$(11,001)	$(13,967)
Foreign currency translation adjustment	(1,038)	(365)
Total comprehensive loss	$(12,039)	$(14,332)

8.    Net Loss Per Share

For the three months ended March 31, 2005 and 2004, the basic and diluted per share data is based on the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares, consisting of outstanding stock options and warrants, are not included in the diluted loss per share calculation since they are antidilutive.

PANAVISION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.    Net Loss Per Share (continued)

The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended March 31,
	2005	2004
Numerators:
Net loss from continuing operations	$(11,001)	$(14,031)
Series C Preferred Stock accumulated dividend	—	(765)
Series D Preferred Stock accumulated dividend	—	(4,485)
Numerators for basic and diluted loss per share attributable to common stockholders:
Net loss from continuing operations	(11,001)	(19,281)
Net income from discontinued operations	—	64
Net loss	$(11,001)	$(19,217)
Denominator:
Denominator for basic income (loss) per share — weighted average shares	39,381	8,770
Effect of dilutive securities — stock options and warrants	—	—
Denominator for diluted income (loss) per share – adjusted weighted average shares	39,381	8,770
Income (loss) per share — basic and diluted:
Continuing operations	$(0.28)	$(2.20)
Discontinued operations	—	0.01
Income (loss) per share — basic and diluted	$(0.28)	$(2.19)

9.    Stock-Based Benefits

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

Had the Company applied the fair value recognition provision of FASB No. 123 to stock-based employee compensation, there would have been no effect on reported net loss or net loss per share for the three months ended March 31, 2005 and 2004.

PANAVISION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.    Other Income (Expense), Net

The components of Other Income (Expense), Net for the three-month periods ended March 31, 2005 and 2004 are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net gain on sales of property and equipment	$462	$99
Minority interest income	—	18
Loss of equity affiliate	—	(22)
Fees from related party	105	—
Other	(49)	(3)
Total other income, net	$518	$92

11.    Discontinued Operations

In August 2004, the Company disposed of its 80% interest in EFILM. Accordingly, both EFILM and its holding company LPPI are presented as discontinued operations in the condensed consolidated financial statements and the accompanying notes.

Revenue and income before income taxes from discontinued operations for the three-month periods ended March 31, 2005 and 2004 were as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Revenue	$—	$5,872
Income before income taxes	$—	$122

12.    Subsequent Event

On April 8, 2005, Panavision Europe Limited ("PVE"), a subsidiary of the Company, entered into an operating lease arrangement with a related party, PX (UK) Limited ("PX (UK)"), a subsidiary of PX Holding, whereby PVE will lease from PX (UK) certain camera and lighting equipment. The Company believes the rental payments called for in the lease are on arms-length terms.

PANAVISION INC.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

In the following discussion, unless the context requires otherwise, the terms "Panavision," "we," "our," "ours," and "us" refer to Panavision Inc. and its subsidiaries.

Our revenue is derived from three sources: (i) camera rental operations, (ii) lighting rental operations, and (iii) sales and other revenue. Revenue from camera rental operations consists of the rental of camera systems, lenses and accessories to the motion picture and television industries through a network of owned-and-operated ("O&O") rental offices located throughout North America, Europe and the Asia Pacific region, and through a network of independent distributors responsible for the rental of our equipment in locations not served by our O&O's.

Our lighting rental operations generate revenue through the rental of lighting, lighting grip, transportation and distribution equipment, as well as mobile generators, which are all used in the production of feature films, television programs, commercials and other events. We own and operate lighting rental facilities in the United States, United Kingdom, Canada, Australia and New Zealand. Revenue generated by Lee Lighting, our lighting rental business located in the United Kingdom, comprises the majority of our lighting rental operations revenue.

Sales and other revenue is comprised of: (i) the manufacture and sale of lighting filters through Lee Filters in the United Kingdom and the United States; and (ii) sales of various consumable products, such as film stock, light bulbs and gaffer tape, which are used in all types of productions.

We consider revenue from international business to be that revenue which is generated from the rental of our equipment by productions that are located at production sites outside of the United States. We record the majority of our non-domestic business in the local currency ("LC") of the office initiating the transaction. When LC-denominated activity is converted into U.S. dollars ("USD") for presentation in the Condensed Consolidated Financial Statements, the change in the value of LCs relative to the USD will have an impact on both the balance sheet and the revenues and costs analyzed below. While both rental revenues and costs of rental revenues in any given country will typically be affected in the same manner, a change in gross margin can be amplified or mitigated by the effect of foreign exchange rate changes.

This section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2004 and the Critical Accounting Policies as disclosed under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

The following discussion and analysis includes the Company's consolidated results of operations for the first fiscal quarter of 2005 as compared to the same quarter of 2004.

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004

The USD weakened, comparing the quarter ended March 31, 2005 with the quarter ended March 31, 2004, against most major foreign currencies from countries in which we do business. The following table presents the average exchange rates we used during the respective quarters of 2005 and 2004 in translating LC-denominated activity (USD: 1 LC)

PANAVISION INC.

Quarter Ended March 31,	U. K. Pound Sterling	Australian Dollar	New Zealand Dollar	Euro	Canadian Dollar
2005	1.902	0.778	0.715	1.319	0.812
2004	1.831	0.763	0.672	1.243	0.756
Increase vs. USD	3.9%	2.0%	6.4%	6.1%	7.4%

These currency rate changes have had a significant impact on the amounts of rental revenues, costs of revenues, and operating costs translated from LC into USD.

Recent acquisition and divestiture activity also impacted the quarter-to-quarter comparison. In May 2004, we sold our lighting assets in Canada, thereby exiting the lighting business in that country. In August 2004, we purchased Technovision France ("Technovision"), a film equipment rental company in Paris. Results of Technovision operations have been consolidated effective August 14, 2004. On September 16, 2004, we purchased the outstanding 49% interest in DHD Ventures, LLC ("DHD"), making DHD our wholly-owned subsidiary, at which point we began consolidating DHD's results of operations. Prior to this purchase DHD was reported using the equity method of accounting. Additionally, in December, 2004, we purchased all the film, high definition and video camera equipment of William F. White International Inc. ("WFW") in Canada. Therefore, the quarter ended March 31, 2005 includes revenues and costs from Technovision, DHD and the WFW assets but no revenue or costs from the Canadian lighting rental operation, whereas the quarter ended March 31, 2004 includes revenue and costs from the Canadian lighting rental operation but no revenues or costs from Technovision, DHD or WFW assets, other than commission revenue from DHD.

Camera Rental Operations

(in thousands)	Quarter Ended March 31,		Increase (Decrease)
	2005	2004		%
Rental revenue	$31,806	$30,844	$962	3.1%
Cost of rentals	19,466	16,399	3,067	18.7%
Gross margin	$12,340	$14,445	$(2,105)	(14.6)%
Cost %	61.2%	53.2%

The main factors underlying the increase in camera rental revenue were additional revenue from the acquisitions of Technovision and DHD of approximately $1.6 million. and the positive translation effect of foreign exchange rate changes, primarily European currencies, of $0.8 million. Excluding the effects of translation and the Technovision and DHD acquisitions, camera rental revenue declined approximately $1.3 million. Revenues from the feature film market declined approximately $1.8 million, primarily in Europe, while revenue from the commercials market declined $0.2 million. Partially offsetting these declines were increases from the television sector and other revenues (primarily agents) of $0.3 million and $0.4 million, respectively.

The WFW assets were integrated into our worldwide operations and as such, the impact of their utilization cannot be directly calculated. However, we estimate the impact in terms of increased revenue to have been of a similar magnitude as the Technovision and DHD acquisitions

Cost of camera rentals increased $1.4 million as the result of the Technovision and DHD acquisitions and $0.5 million due to the translation effect of foreign exchange rate changes. Excluding these impacts, cost of camera rentals increased $1.2 million. The majority of the increase took place in the U.S. operations, primarily due to increased depreciation charges on recent capital expenditures, along with higher maintenance and costs of subrentals (the cost of our having to rent additional equipment not currently available in our inventory) and operating costs associated with the WFW assets. Additionally, cost of camera rentals for the quarter ended March 31, 2005 included severance costs of approximately $0.3 million reflecting personnel reductions in Europe as part of our efforts to reduce fixed operating costs.

PANAVISION INC.

Excluding the positive effects of currency changes of $0.3 million and the Technovision and DHD acquisitions $0.1 million, camera rental gross margin declined approximately $2.5 million. The decline was essentially split between U.S. and European operations. In the U.S., the increased costs discussed above, primarily depreciation, eroded gross margin by 8%. In Europe, the decline in rental revenues far outpaced the decline in costs, given a relatively fixed cost structure with a variable, project-based revenue stream.

Lighting Rental Operations

(in thousands)	Quarter Ended March 31,		Increase (Decrease)
	2005	2004		%
Rental revenue	$9,704	$8,522	$1,182	13.9%
Cost of rentals	8,160	8,144	16	0.2%
Gross margin	$1,544	$378	$1,166	308.5%
Cost %	84.1%	95.6%

Excluding a $0.3 million increase from the positive effects of foreign currency rate changes, lighting rental revenue increased $0.9 million. Revenue from Lee Lighting in the U.K. improved $1.0 million due to increases in both motion picture features and television as compared with the same period in 2004. Revenues were also up in the Asia Pacific region due to an increase in major motion picture features, while the Canada and U.S. regions declined approximately $0.3 million each. The Canada decline was due to the May, 2004 sale of all our lighting assets in that country.

Cost of lighting rentals were flat compared with the corresponding 2004 quarter, although there were offsetting changes. The effect of foreign currency rate changes increased the cost of lighting rentals by $0.2 million, but was offset by cost declines of the same amount. Cost increases totaling $0.4 million at Lee Lighting and Asia Pacific were offset by $0.6 million of cost declines in the U.S. and Canada. The improvement in gross margin was due to higher margin feature film projects in the Asia Pacific region in addition to improved profitability at Lee Lighting.

Sales and Other

(in thousands)	Quarter Ended March 31,		Increase (Decrease)
	2005	2004		%
Rental revenue	$10,626	$9,694	$932	9.6%
Cost of rentals	5,984	5,596	388	6.9%
Gross margin	$4,642	$4,098	$544	13.3%
Cost %	56.3%	57.7%

Excluding a $0.3 million increase from the positive effects of foreign currency rate changes, sales and other revenue increased $0.6 million. Revenues from Lee Filters, with operations in both the U.K and U.S., increased $0.8 million partially offset by small changes at other locations. The improvement at Lee Filters was due primarily to several large-volume sales of special effects glasses.

Cost of sales and other increased $0.2 million from the positive effects of foreign currency rate changes, with the remainder of the increase related to the increase in Lee Filters revenues.

PANAVISION INC.

Operating Costs

(in thousands)	Quarter Ended March 31,		Increase (Decrease)
	2005	2004		%
Selling, general and administrative	$19,024	$16,160	$2,864	17.7%
Research and development	1,611	1,460	151	10.3%

Selling, general and administrative ("SG&A") expenses increased $0.4 million as the result of foreign exchange rate changes and $0.3 million as the result of the Technovision and DHD acquisitions. Excluding these items, SG&A increased $2.2 million compared to the corresponding quarter of 2004. The majority of the increase related to severance costs of approximately $1.9 million in connection with the departure of several senior executives as part of the Company's effort to reduce operating expenses. The balance of the increase related to higher professional fees associated with regulatory compliance requirements and general salary inflation partially offset by lower incentive compensation expenses.

Research and development expenses related to the Company's continuing new product development efforts.

Interest, Taxes and Other

(in thousands)	Quarter Ended March 31,
	2005	2004	Favorable (Unfavorable) Change
Interest expense	$(8,352)	$(7,881)	$(471)
Interest income	89	98	(9)
Foreign exchange gain (loss)	(396)	251	(647)
Refinancing expense	(154)	(6,470)	6,316
Other income, net	518	92	426
Income tax provision	(597)	(1,412)	815

The increase in interest expense primarily reflected higher effective interest rates during the 2005 first quarter, partially offset by lower average debt balances compared to the corresponding quarter of 2004. The lower average debt balances resulted from the January 2004 Refinancing (discussed below in "Long-Term Debt"), as well as scheduled principal payments of outstanding debt.

Foreign exchange activity resulted in a loss for the quarter ended March 31, 2005 as compared with a foreign exchange gain for the quarter ended March 31, 2004. The increase was primarily due to the effects of the fluctuating foreign currencies on the foreign currency-denominated intercompany balances held in the U.S.

Refinancing expense of $6.5 million for the quarter ended March 31, 2004 reflects costs incurred in connection with the Company's January 2004 Refinancing and costs previously incurred in connection with the Company's Prior Credit Agreement (discussed below in "Long-Term Debt"). These costs represent primarily lender and professional fees incurred by the Company.

The income tax provision for the quarter ended March 31, 2005 comprises income taxes on profitable foreign operations and foreign taxes withheld at source. The Company did not recognize any net benefit from tax losses as uncertainty as to future utilization resulted in an increase to the allowance against deferred tax assets in the same amount as additional deferred tax assets generated. For the quarter ended March 31, 2004 the Company recorded a $4.2 million tax benefit associated with domestic tax losses. In assessing the recoverability of the related increase to deferred tax assets, the Company increased its valuation allowance by $3.3 million, resulting in a net domestic tax benefit of $0.9 million. This was offset by a $2.4 million provision relating to profitable foreign operations, based on application of the Company's effective tax rate on full-year income, and foreign taxes withheld at source. See Note 7 to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for a discussion of the Company's Tax Sharing Agreements.

PANAVISION INC.

Under applicable Internal Revenue Service regulations, as a result of the December 3, 2002 settlement of certain shareholder litigation related to the 2001 purchase of shares of the Company's Common Stock from PX Holding by M&F Worldwide Corp. (the "M&F Settlement"), the Company may not join in filing a consolidated federal income tax return with either MacAndrews & Forbes Holdings or the Company's subsidiaries until May 2006 without consent from the Internal Revenue Service. Accordingly, since the December 3, 2002 effective date of the M&F Settlement, the Company files separate federal income tax returns for the Company and incorporated subsidiaries. The Company does not believe that deconsolidation of its federal income tax returns has had or will have a material adverse effect on the Company's business or financial condition.

Liquidity and Capital Resources

The following table sets forth certain information from the Company's condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2005	2004
Net cash provided by (used in):
Operating activities	$(1,175)	$(3,041)
Investing activities	(7,303)	(5,177)
Financing activities	5,876	7,394

Cash used in operating activities for the three months ended March 31, 2005, totaled $1.2 million comprised of the net loss from continuing operations of $11.0 million, adjusted for depreciation and amortization of $11.0 million, and the net change in working capital (excluding cash) and other miscellaneous items of $1.2 million. The improvement as compared with the same period of 2004 was due primarily to a lower net loss from continuing operations and a positive impact of working capital changes.

Cash used in investing activities during the three months ended March 31, 2005 of $7.3 million consisted of capital expenditures net of proceeds from asset dispositions. The higher level of capital expenditures was due primarily to expenditures related to the GENESISTM digital camera systems and related accessories. Cash provided by financing activities was $5.9 million, consisting of borrowings under the line of credit provided by MacAndrews & Forbes of $9.0 million, net of scheduled repayments under the Amended Credit Agreement (as defined below in "Long-Term Debt") and payments under capital leases of $2.7 million and deferred financing costs of $0.5 million related to the March 2005 Amendment (defined below).

Cash used in operating activities for the three months ended March 31, 2004, totaled $3.0 million comprised of the net loss of $14.0 million, adjusted for depreciation and amortization of $10.4 million, and the net change in working capital (excluding cash) and other miscellaneous items of $0.6 million. Total investing activities of $5.2 million consisted of capital expenditures net of proceeds of dispositions. The majority of the capital expenditures were used to manufacture camera rental systems and accessories. Cash provided by financing activities was $7.4 million, which was comprised of repayments of $251.0 million under the Prior Credit Agreement, repayments of other long-term debt of $1.5 million, deferred financing costs of $0.4 million, borrowings of $135.6 million under the Amended Credit Agreement (defined below in "Long-Term Debt"), the issuance of $100.0 million of Senior Notes (net of discount), a capital contribution from MacAndrews & Forbes Holdings of $22.7 million, net of transaction costs, and borrowing under a line of credit provided by MacAndrews & Forbes of $2.0 million.

As of March 31, 2005, the Company had a line of credit provided by MacAndrews & Forbes totaling $32.0 million, under which approximately $18.2 million was drawn.

Although there can be no assurance, Panavision expects that cash flows from operations, borrowings under the revolving line of credit, and cash equity contributions and advances from affiliates will be sufficient to enable Panavision to meet its anticipated operating, capital spending and debt service requirements through at least the next twelve months.

PANAVISION INC.

Long-Term Debt

    9 5/8% Notes

The 9 5/8% Notes were issued at a discount representing a yield to maturity of 9 5/8%. There were no periodic or interest payments through February 1, 2002. Thereafter, they bear interest at a rate of 9 5/8% per annum, payable semi-annually on February 1 and August 1 of each year, commencing August 1, 2002.

    MacAndrews Lines

On August 13, 2003, MacAndrews & Forbes Inc., (formerly MacAndrews & Forbes Holdings Inc.) agreed to amend an existing line of credit provided to Panavision to increase the amount available for borrowing from $4.0 million to $10.0 million and extend the maturity date to August 31, 2006 (as amended, the "MacAndrews Line"). In connection with an amendment to Panavision's Prior Credit Agreement (as defined below), on November 12, 2003, MacAndrews & Forbes Inc. agreed to provide a second revolving line of credit (the "Second MacAndrews Line") in the amount of $10.0 million at a rate equal to 50 basis points above the rate provided for in the revolving facility pursuant to the Prior Credit Agreement and a maturity date of April 15, 2004. As described below, in connection with the January 2004 Refinancing (as defined below), (i) amounts outstanding under the MacAndrews Line were retired in exchange for shares of new Series D Cumulative Pay-in-Kind Preferred Stock, par value $0.01 per share (the "Series D Preferred Stock") and (ii) MacAndrews & Forbes Inc. increased the amount of the Second MacAndrews Line to $20.0 million and extended the maturity date to April 16, 2009. On March 30, 2005, the Second MacAndrews Line was amended and restated to increase the amount to $32.0 million. As of March 31, 2005, Panavision had availability under the Second MacAndrews line of approximately $13.8 million.

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

    January 2004 Refinancing and 12.50% Senior Notes Due 2009

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

As part of the January 2004 Refinancing, Panavision issued to PX Holding Corporation ("PX Holding") 215,274 shares of new Series D Preferred Stock in exchange for (a) 159,644 shares of Series C Cumulative Pay-in-kind Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock"), of Panavision, held by PX Holding (together with approximately $13.2 million of accumulated dividends

PANAVISION INC.

thereon); (b) $23.0 million in cash; (c) the retirement of all principal and interest (an aggregate of $10,180,930) owed as of January 16, 2004 under the MacAndrews Line; (d) 33.3 shares of common stock of PANY Rental Inc. ("PANY Rental") having a fair market value of $0.7 million (such that, as of January 16, 2004, Panavision owned 100% of the outstanding shares of PANY Rental); (e) the retirement of all amounts (consisting of $630,780 in principal and $82,913 in accrued and unpaid interest) owed by PANY Rental to PX Holding pursuant to a certain promissory note held by PX Holding; and (f) the retirement of all amounts (consisting of $7.8 million in principal and unpaid interest) owed to MacAndrews & Forbes Holdings under a certain promissory note in the principal amount of $6.7 million, dated July 1, 2002, issued by Panavision to M & F Worldwide and subsequently acquired by MacAndrews & Forbes Holdings. The Series D Preferred Stock was non-voting, had a liquidation preference of $1,000 per share plus accrued and unpaid dividends, and entitled the holder to cumulative dividends at a rate of 10% per annum regardless of whether declared or earned. Additionally, the Series D Preferred Stock was subject to redemption in certain circumstances upon a change of control. Panavision also issued to PX Holding 1,381,690 shares of new Series E Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share, (the "Series E Preferred Stock") in exchange for 1,381,690 shares of Series A Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"). The Series E Preferred Stock was entitled to one vote per share, voting together with the Common Stock as a single class, had a liquidation preference of $1.00 per share plus accrued and unpaid dividends, and provided for non-cumulative cash dividends at an annual rate of $0.05 per share if declared by Panavision. As a result of the January 2004 Refinancing transactions, all of the outstanding shares of Series A and Series C Preferred Stock were transferred to Panavision. In addition, MacAndrews & Forbes Inc. increased the amount of the Second MacAndrews Line to $20.0 million and extended the maturity date to April 16, 2009.

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

Under the Amended Credit Agreement, Panavision is required to repay $7.2 million in principal in 2005. In addition, the Amended Credit Agreement revised certain financial tests and other restrictive covenants set forth in the Prior Credit Agreement, including required EBITDA (as defined therein), limitations on indebtedness, and other provisions. As defined in the Amended Credit Agreement and 2004 Indenture, EBITDA includes adjustments for certain severance expenses, refinancing expenses, foreign exchange (gain) loss, other non-cash charges and the pro forma effect of acquisitions and dispositions.

PANAVISION INC.

The required level of EBITDA, as defined, for the last twelve months in the period ended March 31, 2005, was $52.0 million pursuant to the Amended Credit Agreement and $50.0 million pursuant to the 2004 Indenture. The Company met the required level of EBITDA for the twelve-month period ended March 31, 2005.

    Amendments to Amended Credit Agreement and 2004 Indenture

    EFILM Proceeds Amendment

Principally to provide a mechanism for the reinvestment of the proceeds of the sale of EFILM, on August 11, 2004, Panavision and the other parties to the Amended Credit Agreement entered into an amendment and waiver to the Amended Credit Agreement ("First Amendment and Waiver"). To provide a similar mechanism for the reinvestment of the proceeds of the EFILM Sale under the 2004 Indenture, on August 11, 2004, Panavision and Wilmington Trust Company, as Trustee, entered into a supplemental indenture ("Supplemental Indenture"). On September 30, 2004, in accordance with the terms of the Amended Credit Agreement and the 2004 Indenture, upon repayment of $1.3 million to Federal Financial Credit Inc., PANY Rental and TFN Lighting Corp. (each subsidiaries of Panavision) became guarantors under those debt instruments.

    Preferred Stock Exchange

On November 16, 2004, Panavision issued 30,610,810 shares of common stock, par value $.01 per share to PX Holding, in exchange for all Series D Preferred Stock and all Series E Preferred Stock held by PX Holding (the "Exchange"). The Exchange was completed pursuant to a letter agreement, dated November 16, 2004, between Panavision and PX Holding (the "Letter Agreement").

In this transaction, Panavision issued:

•	29,229,120 shares of Common Stock in exchange for the 215,274 shares of Series D Preferred Stock held by PX Holding at an exchange ratio of 125 shares of Common Stock for each $1,000 of outstanding liquidation preference or accrued and unpaid dividends, valuing the Common Stock at $8.00 per share; and

•	1,381,690 shares of Common Stock in exchange for the 1,381,690 shares of Series E Preferred Stock held by PX Holding.

This transaction was unanimously approved by an independent Special Committee of Panavision's Board of Directors. In the Letter Agreement, PX Holding agreed, among other things, to certain restrictions on its ability to acquire Panavision's remaining Common Stock or to transfer the shares it holds. After giving effect to the transaction, PX Holding holds approximately 96.3% of the Common Stock. The transaction follows a May 13, 2004 offer by MacAndrews & Forbes Holdings initially valuing the Common Stock at $7.00 per share.

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

    WFW Asset Acquisition

In connection with the Panavision acquisition of the WFW camera inventory in Canada (the "WFW Acquisition"), Panavision entered into a Third Amendment, dated as of December 29, 2004 with respect

PANAVISION INC.

to Panavision's Amended Credit Agreement. In addition, in connection with the WFW Acquisition, Panavision entered into a Fourth Supplemental Indenture, dated as of December 29, 2004, with respect to the 2004 Indenture.

    March 2005 Amendment

Panavision entered into a Fourth Amendment, dated as of March 30, 2005, to the Amended Credit Agreement and Fifth Supplemental Indenture, dated as of March 30, 2005, with respect to the 2004 Indenture. This amendment and indenture supplement was entered into principally to (a) reduce required EBITDA levels, as provided in the Amended Credit Agreement, to $52.0 million, $54.0 million, $54.0 million and $58.0 million for the twelve-month periods ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005, respectively, (b) extend the date on which the Term Facility under the Amended Credit Agreement shall be due if the 9 5/8% Notes remain outstanding from September 1, 2005 to December 1, 2005, (c) increase the limitation on capital expenditure, as defined in the Amended Credit Agreement, from $25.0 million to $37.5 million and (d) permit the increase of the Second MacAndrews Line to $32.0 million.

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

Seasonality

The Company's revenue and net income are subject to seasonal fluctuations. In North America, the majority of episodic television programs cease filming in the second quarter for several months, and typically resume production in August. Feature film production activity typically reaches its peak in the third and fourth quarters.

SFAS No. 142, "Goodwill and Other Intangible Assets"

We performed an annual impairment test relating to our goodwill and tradename, most recently as of December 31, 2004, and found that the fair values of our goodwill and our tradename are in excess of carrying value. In the absence of indicators that an earlier assessment would be required, we will perform the annual impairment test of goodwill and tradename during the fourth quarter of fiscal 2005.

Forward-Looking Statements

This quarterly report on Form 10-Q for the quarter ended March 31, 2005, as well as certain of our other public documents and electronic and oral disclosures, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions.

PANAVISION INC.

Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution investors that forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements and investors are cautioned not to place undue reliance on any forward-looking statements. Further, we encourage investors to read the summary of our critical accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2004 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies," as such discussion may be modified or supplemented by subsequent reports that we file with the Securities and Exchange Commission.

In addition to factors described in our Securities and Exchange Commission filings and elsewhere, the following factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us: (a) a significant reduction in the number of feature film, commercial or series television productions; (b) competitive pressures arising from changes in technology, changing customer requirements, price competition, evolving industry standards or improvements in and the expansion of product offerings of our competitors; (c) unfavorable foreign currency fluctuations; (d) lower-than-expected cash flows from operations; (e) difficulties or delays in developing and introducing new products or failure of our customers to accept new product offerings; (f) difficulties or delays in implementing improvements in operating efficiencies; (g) the inability to secure capital contributions or loans from affiliates, refinance our indebtedness or sell our equity securities; or (h) significant increases in interest rates.

Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We have exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities. Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2004 presents quantitative and qualitative disclosures about market risk as of December 31, 2004. As of March 31, 2005, there have been no material changes in our market risk since December 31, 2004.

Item 4.    Controls and Procedures

(a) Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"); as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, such disclosure controls and procedures are effective in accurately recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Office and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PANAVISION INC.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Panavision is not engaged in any legal proceeding other than ordinary routine litigation incidental to its business. Currently, Panavision is not involved in any legal proceeding that it expects to have a material effect on its financial condition, results of operations, or business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds None

Item 3.	Defaults Upon Senior Securities There were no events of default upon senior securities during the quarter ended March 31, 2005.

Item 4.	Submission of Matters to a Vote of Security Holders There were no matters submitted to a vote of security holders during the quarter ended March 31, 2005.

Item 5.	Other Information No additional information need be presented.

Item 6.	Exhibits

Exhibit Number	Description
3	Certificate of Incorporation and By-Laws.
3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to Panavision's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999). **
3.2	Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to Panavision's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).**
4	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Indenture, dated as of February 11, 1998, between PX Escrow and The Bank of New York, as Trustee, relating to the Company's 9 5/8% Senior Subordinated Discount Notes Due 2006 (incorporated herein by reference to Exhibit 4.1 to Panavision's Registration Statement on Form S-1, Registration No. 333-59363 filed with the Securities and Exchange Commission on July 17, 1998).**
4.2	First Supplemental Indenture dated June 4, 1998, among PX Escrow, Panavision and the Trustee, amending the Indenture identified at Exhibit 4.1 (incorporated herein by reference to Exhibit 4.2 to Panavision's Registration Statement on Form S-1, Registration No. 333-59363 filed with the Securities and Exchange Commission on July 17, 1998).**
4.3	Amended and Restated Senior Subordinated Line of Credit Agreement dated January 16, 2004, between Panavision Inc. and MacAndrews & Forbes Holdings Inc. (incorporated herein by reference to Exhibit 4.16 to Panavision's Annual Report on Form 10-K for the year ended December 31, 2003).**
4.4	Second Amended and Restated Senior Subordinated Line of Credit Agreement dated January 16, 2004, amended and restated as of March 30, 2005, between Panavision Inc. and MacAndrews & Forbes Inc. (formerly MacAndrews & Forbes Holdings, Inc.) (incorporated herein by reference to Exhibit 4.4 to Panavision's Annual Report on Form 10-K for the year ended December 31, 2004) .**

PANAVISION INC.

Exhibit Number	Description
4.5	Indenture, dated as of January 16, 2004, between Panavision Inc. and Wilmington Trust Company, as Trustee, relating Panavision's 12.50% Senior Secured Notes due 2009 (incorporated herein by reference to Exhibit 4.17 Panavision's Annual Report on Form 10-K for the year ended December 31, 2003).**
4.6	Form of 12.50% Senior Secured Note due 2009 (incorporated herein by reference from to Exhibit 4.17 to Panavision's Annual Report on Form 10-K for the year ended December 31, 2003).**
4.7	Amended and Restated Credit Agreement, dated as of May 28, 1998, as amended and restated as of January 6, 2004, among Panavision Inc., the several lenders named therein, and JP Morgan Chase Bank, as Administrative Agent (incorporated herein by reference to Exhibit 4.19 to Panavision's Annual Report on Form 10-K for the year ended December 31, 2003).**
4.8	First Amendment and Waiver, dated as of August 11, 2004, with respect to the Amended and Restated Credit Agreement, dated as of May 28, 1998, as amended and restated as of January 16, 2004, among Panavision Inc., the several lenders named therein, and JP Morgan Chase Bank, as Administrative Agent. (incorporated herein by reference from Exhibit 4.21 from Panavision's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).**
4.9	First Supplemental Indenture and Waiver, dated as of August 11, 2004, with respect to Indenture, dated as of January 16, 2004, between Panavision Inc. the subsidiary guarantors and Wilmington Trust Company, as Trustee and Collateral Trustee, relating to Panavision's 12.50% Senior Secured Notes due 2009. (incorporated herein by reference from Exhibit 4.22 from Panavision's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).**
4.10	Second Amendment and Consent, dated as of November 15, 2004, with respect to the Amended and Restated Credit Agreement, dated as of May 28, 1998, as amended and restated as of January 16, 2004, among Panavision Inc., the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, as administrative agent. (incorporated herein by reference from Exhibit 10.2 to Panavision's Current Report on Form 8-K filed on November 17, 2004).**
4.11	Third Amendment, dated as of December 29, 2004, with respect to the Amended and Restated Credit Agreement, dated as of May 28, 1998, as amended and restated as of January 16, 2004, among Panavision Inc., the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, as administrative agent. (incorporated herein by reference from Exhibit 10.1 to Panavision's Current Report on Form 8-K filed on January 4, 2005).**
4.12	Fourth Supplemental Indenture, dated as of December 29, 2004, with respect to the Indenture, dated as of January 16, 2004, among Panavision Inc. the subsidiary guarantors and Wilmington Trust Company, as Trustee and Collateral Trustee, related to Panavision's 12.50% Senior Secured Notes due 2009. (incorporated herein by reference from Exhibit 10.2 to Panavision's Current Report on Form 8-K filed on January 4, 2005).**
4.13	Fourth Amendment, dated as of March 30, 2005, with respect to the Amended and Restated Credit Agreement, dated as of May 28, 1998, as amended and restated as of January 16, 2004, among Panavision Inc., the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, as administrative agent (incorporated herein by reference to Exhibit 4.13 to Panavision's Annual Report on Form 10-K for the year ended December 31, 2004).**

PANAVISION INC.

Exhibit Number	Description
4.14	Fifth Supplemental Indenture, dated as of March 30, 2005, with respect to the Indenture, dated as of January 16, 2004, among Panavision Inc., the subsidiary guarantors and Wilmington Trust Company, as Trustee and Collateral Trustee, related to Panavision's 12.50% Senior Secured Notes due 2009 (incorporated herein by reference to Exhibit 4.14 to Panavision's Annual Report on Form 10-K for the year ended December 31, 2004).**
10	Material Contracts
10.1	Separation Agreement, dated as of January 10, 2005, between Panavision and Eric W. Golden, formerly the Company's Executive Vice President, General Counsel and Secretary (incorporated herein by reference to Exhibit 10.10 to Panavision's Annual Report on Form 10-K for the year ended December 31, 2004).**
10.2	2005 Performance Objectives and 2004 Bonus Award (incorporated herein by reference to Item 1.01 of Panavision's Current Report on Form 8-K filed on April 15, 2005).**
31	Section 302 Certifications
31.1	Certification of Robert L. Beitcher, Chief Executive Officer, dated May 13, 2005.*
31.2	Certification of Bobby G. Jenkins, Chief Financial Officer, dated May 13, 2005.*
32	Section 906 Certifications
32.1	Certifications of Robert L. Beitcher, Chief Executive Officer, and Bobby G. Jenkins, Chief Financial Officer, dated May 13, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99	Other Exhibits
99.1	PX Holding Corporation 9 5/8% Notes Commitment Letter, dated as of March 30, 2005 (incorporated herein by reference to Exhibit 99.1 to Panavision's Annual Report on Form 10-K for the year ended December 31, 2004).**

* Filed herewith.

** Previously filed.

PANAVISION INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANAVISION INC.

Date: May 13, 2005	By:	/s/ ROBERT L. BEITCHER
Robert L. Beitcher President and Chief Executive Officer
	By:	/s/ BOBBY G. JENKINS
Bobby G. Jenkins Executive Vice President, Chief Financial Officer and Principal Accounting Officer