Form 10-Q
period 2005-06-30
PANAVISION INC
filed 2005-08-12
CIK 1022911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 10, 2005, there were 39,380,729 shares of Panavision Inc. Common Stock, par value $0.01 per share, outstanding.

PANAVISION INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

The financial information herein and management's discussion thereof include consolidated data for Panavision Inc. ("Registrant" or "Panavision") and its subsidiaries. Registrant and its subsidiaries are sometimes herein referred to collectively as the "Company".

PANAVISION INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Camera rental	$33,154	$26,801	$65,024	$57,676
Lighting rental	11,584	10,958	21,285	19,480
Sales and other	11,117	9,191	21,648	18,812
Total rental revenue and sales	55,855	46,950	107,957	95,968
Cost of camera rental	19,883	15,247	38,772	30,736
Cost of lighting rental	8,724	9,440	16,396	16,958
Cost of sales and other	6,866	5,296	12,919	10,901
Gross margin	20,382	16,967	39,870	37,373
Selling, general and administrative expenses	20,322	17,744	40,389	35,457
Research and development expenses	1,408	1,330	2,922	2,761
Operating loss	(1,348)	(2,107)	(3,441)	(845)
Interest income	96	117	185	217
Interest expense	(8,915)	(7,894)	(17,267)	(15,775)
Foreign exchange gain (loss)	(700)	248	(1,096)	476
Refinancing expense	—	—	(154)	(6,470)
Other income, net	197	1,641	699	1,783
Loss from continuing operations before income taxes	(10,670)	(7,995)	(21,074)	(20,614)
Income tax provision	(1,376)	(253)	(1,973)	(1,665)
Net loss from continuing operations	(12,046)	(8,248)	(23,047)	(22,279)
Discontinued operations:
Income from EFILM (net of income tax provision of $26 and $84 (2004))	—	701	—	765
Net income from discontinued operations	—	701	—	765
Net loss	$(12,046)	$(7,547)	$(23,047)	$(21,514)
Net loss from continuing operations attributable to common stockholders	$(12,046)	$(13,742)	$(23,047)	$(33,023)
Net loss from continuing operations per share – basic and diluted	$(0.31)	$(1.57)	$(0.59)	$(3.77)
Net loss per share – basic and diluted	$(0.31)	$(1.49)	$(0.59)	$(3.68)
Shares used in computation – basic and diluted	39,381	8,770	39,381	8,770

See accompanying notes.

PANAVISION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2005	December 31, 2004
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$7,058	$6,593
Accounts receivable (net of allowance of $1,841 in 2005 and $1,618 in 2004)	29,057	28,897
Inventories	14,541	14,926
Prepaid expenses	3,591	3,912
Note receivable	814	826
Due from related parties	5	106
Other current assets	1,781	2,081
Total current assets	56,847	57,341
Property, plant and equipment, net	223,434	230,795
Goodwill, net	259,657	259,909
Patents and trademarks, net	66,147	66,266
Other assets	6,209	6,349
Total assets	$612,294	$620,660

See accompanying notes.

PANAVISION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2005	December 31, 2004
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,108	$8,634
Accrued liabilities	31,263	28,119
Current maturities of long-term debt	82,660	9,557
Total current liabilities	124,031	46,310
Long-term debt	221,082	290,740
Note payable to affiliate	18,154	9,154
Deferred tax liabilities, net	27,668	28,201
Other liabilities	3,230	3,323
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 39,380,729 shares issued and outstanding at June 30, 2005 and December 31, 2004	394	394
Additional paid-in capital	374,780	374,780
Revaluation capital	333,199	333,199
Accumulated deficit	(494,997)	(471,950)
Accumulated other comprehensive income	4,753	6,509
Total stockholders' equity	218,129	242,932
Total liabilities and stockholders' equity	$612,294	$620,660

See accompanying notes.

PANAVISION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2005	2004
Operating activities
Net loss from continuing operations	$(23,047)	$(22,279)
Adjustments to derive net cash provided by (used in) operating activities:
Depreciation and amortization	22,236	20,228
Write-off of deferred financing costs	—	3,436
Gain on dispositions of property and equipment	(517)	(1,824)
Amortization of deferred financing costs	576	646
Dividends received from equity investments	—	1,112
Deferred income tax benefit	—	(1,871)
Changes in operating assets and liabilities:
Accounts receivable	(160)	3,129
Inventories	385	(1,750)
Prepaid expenses and other current assets	633	(1,880)
Accounts payable	1,474	3,297
Accrued liabilities	3,144	988
Due from related parties	101	—
Due to related parties	—	(153)
Other, net	836	(583)
Net cash provided by operating activities	5,661	2,496
Investing activities
Capital expenditures	(14,651)	(11,508)
Proceeds from dispositions of fixed assets	628	2,462
Net cash used in investing activities	(14,023)	(9,046)
Financing activities
Borrowings under Amended and Restated Credit Agreement	—	135,600
Proceeds from issuance of Senior Notes	—	100,000
Borrowings under notes payable to affiliate	9,000	4,500
Proceeds from long-term borrowings	5,483	—
Repayments of long-term debt	(4,946)	(254,172)
Deferred financing costs	(562)	(938)
Capital contribution, net of transaction costs	—	22,730
Net cash provided by financing activities	8,975	7,720
Effect of exchange rate changes on cash	(148)	154
Net increase in cash and cash equivalents	465	1,324
Cash and cash equivalents at beginning of period	6,593	6,770
Cash and cash equivalents at end of period	$7,058	$8,094

See accompanying notes.

PANAVISION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Supplemental cash flow information (in thousands)
Interest paid during the period	$15,510	$14,882
Income taxes paid during the period	$597	$1,036

Supplemental non-cash activities

During the six months ended June 30, 2005, the Company purchased camera rental equipment totaling approximately $2.7 million using long-term financing. This has been excluded from both investing and financing activities.

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

As described in Note 4 of the Notes to Condensed Consolidated Financial Statements, in January 2004, the Company issued to PX Holding 215,274 shares of new Series D Cumulative Pay-in-Kind Preferred Stock, par value $0.01 per share, in exchange for, among other consideration, 159,644 shares of Series C Cumulative Pay-in-Kind Preferred Stock, par value $0.01, held by PX Holding, which constituted all of the then outstanding Series C Preferred Stock. The other consideration included the contribution or retirement of various related party notes and MacAndrews & Forbes Holdings Inc.'s one-third interest in the common stock of PANY Rental, Inc. Total book value, which approximated fair value, of such other non-cash consideration was approximately $19.0 million.

During the six months ended June 30, 2004, the Company entered into capital leasing arrangements for motion picture rental equipment. This transaction increased both net fixed assets and long-term debt by approximately $2.4 million and has been excluded from both investing and financing activities.

In connection with the May, 2004 sale of lighting equipment, the Company received promissory notes totaling approximately $1.5 million.

See accompanying notes.

PANAVISION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Preparation

The Company is an indirect majority-owned subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews & Forbes Holdings" or "Parent"), formerly known as Mafco Holdings Inc., a corporation whose sole stockholder is Ronald O. Perelman. The Company's principal business operations are conducted through its subsidiaries.

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

The condensed consolidated financial statements include the accounts of Panavision and its subsidiaries. All significant intercompany amounts and transactions have been eliminated.

Certain amounts in previously issued financial statements have been reclassified to conform to the 2005 presentation, including, but not limited to, the presentation of EFILM, LLC ("EFILM") and its holding company, LPPI, LLC ("LPPI"), as discontinued operations for all periods presented. Additionally, the company reviewed the components of its reported cost of rentals and sales and determined that certain reclassifications were appropriate to better reflect the operating costs related to revenues. Freight charges, which had previously been reported as selling, general and administrative ("SG&A") costs, are now presented as cost of rentals and sales. Facilities-related costs, such as rents, utilities and maintenance, which had previously been allocated using various methodologies to either cost of rental assets produced or among cost of sales, and, to a lesser degree, SG&A and research and development expenses, are still allocated to cost of rental assets produced with the remaining unallocated amount all charged to SG&A. All prior periods have been reclassified to conform to the current classification. The effect of the reclassification was to reduce cost of sales by $1,526,000, $2,096,000 and $1,932,000 for the quarters ended March 31, 2005, March 31, 2004 and June 30, 2004, respectively. SG&A was increased by $1,597,000, $2,109,000 and $2,035,000 for the same respective periods, with the immaterial amounts comprising the difference reclassified to other line items in the Condensed Consolidated Statements of Operations.

2.	Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including the collectibility of receivables, the realizability of assets such as fixed assets and deferred taxes, and the valuation of goodwill and trademarks. Actual results could differ from such estimates.

PANAVISION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Inventories

Inventories consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Finished goods	$2,980	$2,476
Work-in-process	260	315
Component parts	4,386	4,664
Spare parts and supplies	2,115	1,409
Goods purchased for resale	4,800	6,062
Total inventories	$14,541	$14,926

4.	Long-Term Debt

Long-term debt, including current maturities, consists of the following (in thousands):

	June 30, 2005	December 31, 2004
Amended and Restated Credit Agreement	$122,084	$125,694
12.50% Senior Notes Due 2009	100,940	100,597
9 5/8% Senior Subordinated Discount Notes Due 2006	64,950	65,084
Notes payable to MacAndrews & Forbes Inc.	18,154	9,154
Other (including capitalized lease obligations)	15,768	8,922
	321,896	309,451
Less: Current maturities	82,660	9,557
Total Long-Term Debt	$239,236	$299,894

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

the Second MacAndrews Line was amended and restated to increase the amount to $32.0 million. As of June 30, 2005, Panavision had drawn approximately $18.9 million under the Second MacAndrews line, including accrued interest of $0.7 million.

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

January 2004 Refinancing – 12.50% Senior Notes Due 2009 and Amended and Restated Credit Agreement

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

As part of the January 2004 Refinancing, Panavision issued to PX Holding 215,274 shares of new Series D Preferred Stock in exchange for (a) 159,644 shares of Series C Cumulative Pay-in-kind Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock"), of Panavision, held by PX Holding (together with approximately $13.2 million of accumulated dividends thereon); (b) $23.0 million in cash; (c) the retirement of all principal and interest (an aggregate of $10,180,930) owed as of January 16, 2004 under the MacAndrews Line; (d) 33.3 shares of common stock of PANY Rental Inc. ("PANY Rental") having a fair market value of $0.7 million (such that, as of January 16, 2004, Panavision owned 100% of the outstanding shares of PANY Rental); (e) the retirement of all amounts (consisting of $630,780 in principal and $82,913 in accrued and unpaid interest) owed by PANY Rental to PX Holding pursuant to a certain promissory note held by PX Holding; and (f) the retirement of all amounts (consisting of $7.8 million in principal and unpaid interest) owed to MacAndrews & Forbes Holdings under a certain promissory note in the principal amount of $6.7 million, dated July 1, 2002, issued by Panavision to M & F Worldwide Corp. and subsequently acquired by MacAndrews & Forbes Holdings. Panavision also issued to PX Holding 1,381,690 shares of new Series E Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share, (the "Series E Preferred Stock") in exchange for 1,381,690 shares of Series A Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"). As a result of the January 2004 Refinancing transactions, all of the outstanding shares of Series A and Series C Preferred Stock were transferred to Panavision. In addition, MacAndrews & Forbes Inc. increased the amount of the Second MacAndrews Line to $20.0 million and extended the maturity date to April 16, 2009.

Panavision used proceeds from the sale of the Senior Notes and the issuance of Series D Preferred Stock to reduce the indebtedness under the Prior Credit Agreement by $115.4 million, and replaced the

PANAVISION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Long-Term Debt (Continued)

Prior Credit Agreement with an Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement") with the lenders under the Prior Credit Agreement. The Amended and Restated Credit Agreement provides for a single term loan facility in the principal amount of $135.6 million repayable in quarterly installments with a final maturity of January 12, 2007, except that the term facility shall be due on December 1, 2005 if any of the 9 5/8% Notes remain outstanding on that date. Panavision is considering various alternatives with respect to the repayment or refinancing of the 9 5/8% Notes. While there can be no assurance, Panavision expects that the 9 5/8% Notes will be refinanced or otherwise repaid by December 1, 2005. PX Holding has committed (the "9 5/8% Notes Commitment"), in the event that the 9 5/8% Notes are not repaid, retired or refinanced prior to December 1, 2005, or the applicable provision of the Amended Credit Agreement is not amended by such time such that Panavision's term loans do not become immediately due and payable, to provide financial support sufficient to allow the repayment, retirement or refinancing of the 9 5/8% Notes.

The term facility under the Amended and Restated Credit Agreement bears interest at either the ABR or Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) plus a margin of 5.25% in the case of ABR loans or 6.25% in the case of Eurodollar Loans.

The term facility under the Amended and Restated Credit Agreement is secured on substantially the same basis as indebtedness under the Prior Credit Agreement. In connection with the Amended and Restated Credit Agreement Panavision paid fees to lenders and professional advisors of approximately $3.5 million, including an original issue discount fee of approximately $2.0 million. Approximately $3.1 million of the fees paid were expensed in 2004.

Under the Amended and Restated Credit Agreement, Panavision is required to repay $7.2 million in principal in 2005. In addition, the Amended and Restated Credit Agreement revised certain financial tests and other restrictive covenants set forth in the Prior Credit Agreement, including required EBITDA (as defined therein), limitations on indebtedness, and other provisions. As defined in the Amended and Restated Credit Agreement and 2004 Indenture, EBITDA includes adjustments for certain severance expenses, refinancing expenses, foreign exchange (gain) loss, other non-cash charges and the pro forma effect of acquisitions and dispositions.

The required level of EBITDA, as defined, for the last twelve months in the period ended June 30, 2005, was $54.0 million pursuant to the Amended and Restated Credit Agreement and $50.0 million pursuant to the 2004 Indenture. The Company met the required level of EBITDA for the twelve-month period ended June 30, 2005.

Amendments to Amended and Restated Credit Agreement and 2004 Indenture

EFILM Proceeds Amendment

Principally to provide a mechanism for the reinvestment of the proceeds of the sale of EFILM, on August 11, 2004, Panavision and the other parties to the Amended and Restated Credit Agreement entered into an amendment and waiver to the Amended and Restated Credit Agreement ("First Amendment and Waiver"). To provide a similar mechanism for the reinvestment of the proceeds of the sale of EFILM under the 2004 Indenture, on August 11, 2004, Panavision and Wilmington Trust Company, as Trustee, entered into a supplemental indenture ("Supplemental Indenture"). On September 30, 2004, upon repayment of $1.3 million to Federal Financial Credit Inc. by PANY Rental with part of the proceeds of the sale of EFILM, PANY Rental and its wholly-owned subsidiary TFN Lighting Corp. became guarantors under the Amended and Restated Credit Agreement and the 2004 Indenture in accordance with the terms of those debt instruments.

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

This transaction was unanimously approved by an independent Special Committee of Panavision's Board of Directors. In the Letter Agreement, PX Holding agreed, among other things, to certain restrictions on its ability to acquire Panavision's remaining Common Stock or to transfer the shares it holds. After giving effect to the transaction, PX Holding held approximately 96.3% of the Common Stock. The transaction followed a May 13, 2004 offer by MacAndrews & Forbes Holdings initially valuing the Common Stock at $7.00 per share.

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

In addition, in connection with the Exchange, Panavision entered into a Second Amendment and Consent, dated as of November 15, 2004, with respect to Panavision's Amended and Restated Credit Agreement.

WFW Asset Acquisition

In connection with the Panavision acquisition of the William F. White International Inc. camera inventory in Canada (the "WFW Acquisition"), Panavision entered into a Third Amendment, dated as of December 29, 2004 with respect to Panavision's Amended and Restated Credit Agreement. In addition, in connection with the WFW Acquisition, Panavision entered into a Fourth Supplemental Indenture, dated as of December 29, 2004, with respect to the 2004 Indenture.

March 2005 Amendment

Panavision entered into a Fourth Amendment, dated as of March 30, 2005, to the Amended and Restated Credit Agreement and Fifth Supplemental Indenture, dated as of March 30, 2005, with respect to the 2004 Indenture. This amendment and indenture supplement was entered into principally to (a) reduce required EBITDA levels, as provided in the Amended and Restated Credit Agreement, to $52.0 million, $54.0 million, $54.0 million and $58.0 million for the twelve-month periods ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005, respectively; (b) extend the date on which the Term Facility under the Amended and Restated Credit Agreement shall be due if the 9 5/8% Notes remain outstanding from September 1, 2005 to December 1, 2005; (c) increase the limitation on capital expenditure, as defined in the Amended and Restated Credit Agreement, from $25.0 million to $37.5 million; and (d) permit the increase of the Second MacAndrews Line to $32.0 million.

PANAVISION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Long-Term Debt (Continued)

GE Term Loan & Security Agreement

On June 14, 2005, Panavision entered into a term loan and security agreement ("GE Term Loan & Security Agreement") with General Electric Capital Corporation ("GE") pursuant to which GE shall make available to Panavision term loans in aggregate principal amount not exceeding $10 million and maturing September 14, 2006 for the purchase of digital cameras and equipment. Panavision's obligations pursuant to the GE Term Loan & Security Agreement are guaranteed by MacAndrews & Forbes Holdings and secured by a first priority security interest in the cameras and related equipment purchased with the proceeds of the term loans. As of June 30, 2005, there were term loans outstanding representing approximately $6.1 million.

5.	Preferred Stock Transactions

As described above in Note 4, on January 16, 2004, as part of the January 2004 Refinancing, the Company issued to PX Holding 215,274 shares of new Series D Preferred Stock in exchange for, among other consideration, 159,644 shares of Series C Preferred Stock. The Series D Preferred Stock was non-voting, had a liquidation preference of $1,000 per share plus accrued and unpaid dividends, and entitled the holder to cumulative dividends at a rate of 10% per annum regardless of whether declared or earned. Additionally, the Series D Preferred Stock was subject to redemption in certain circumstances upon a change of control. The terms of the Series C Preferred Stock were substantively the same as the Series D Preferred Stock. The Company also issued to PX Holding 1,381,690 shares of Series E Preferred Stock in exchange for 1,381,690 shares of Series A Preferred Stock. The Series E Preferred Stock was entitled to one vote per share, voting together with the common stock, par value $0.01 per share, of the Company ("Common Stock") as a single class, had a liquidation preference of $1.00 per share plus accrued and unpaid dividends, and provided for non-cumulative cash dividends at an annual rate of $0.05 per share if declared by the Company.

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

As described in Note 4 of this Quarterly Report on Form 10-Q and in Notes 12 and 13 of the Company's 2004 Annual Report on Form 10-K, in November 2004, the Company issued to PX Holding 30,610,810 shares of Common Stock, in exchange for all Series D and Series E Preferred Stock outstanding. A Certificate of Elimination was filed for each series. At June 30, 2005, the Company does not have any preferred stock issued and outstanding.

6.	Segment Information

The Company has one reportable segment, the rental of camera systems, lighting systems and other equipment, and the sales of related products. These activities are conducted through the Company's owned-and-operated facilities and its network of independent distributors in a number of geographic locations principally in the United States and the United Kingdom. The relative relationship of activity in individual geographic locations has not changed significantly during the three-month and six-month periods ended June 30, 2005 from that disclosed in Note 8 of the Company's 2004 Annual Report on Form 10-K. No one customer accounted for more than 10 percent of the Company's consolidated net revenues for the three-month and six-month periods ended June 30, 2005 and June 30, 2004.

PANAVISION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Net Loss Per Share

For the three-month and six-month periods ended June 30, 2005 and 2004, the basic and diluted per share data is based on the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares, consisting of outstanding stock options and warrants, are not included in the diluted loss per share calculation since they are antidilutive.

The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net loss from continuing operations	$(12,046)	$(8,248)	$(23,047)	$(22,279)
Series C Preferred Stock accumulated dividend	—	—	—	(765)
Series D Preferred Stock accumulated dividend	—	(5,494)	—	(9,979)
Numerators for basic and diluted loss per share attributable to common stockholders:
Net loss from continuing operations	(12,046)	(13,742)	(23,047)	(33,023)
Net income from discontinued operations	—	701	—	765
Net loss	$(12,046)	$(13,041)	$(23,047)	$(32,258)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Denominator:
Denominator for basic income (loss) per share – weighted average shares	39,381	8,770	39,381	8,770
Effect of dilutive securities – stock options and warrants	—	—	—	—
Denominator for diluted income (loss) per share – adjusted weighted average shares	39,381	8,770	39,381	8,770
Income (loss) per share – basic and diluted:
Continuing operations	$(0.31)	$(1.57)	$(0.59)	$(3.77)
Discontinued operations	—	0.08	—	0.09
Income (loss) per share – basic and diluted	$(0.31)	$(1.49)	$(0.59)	$(3.68)

PANAVISION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Comprehensive Loss

Components of accumulated other comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(12,046)	$(7,547)	$(23,047)	$(21,514)
Foreign currency translation adjustment	(718)	(2,076)	(1,756)	(2,441)
Total comprehensive loss	$(12,764)	$(9,623)	$(24,803)	$(23,955)

9.	Stock-Based Benefits

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

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148") was issued. SFAS 148 amends SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock based compensation. The Company has complied with the disclosure requirements of SFAS 148.

In December 2004, SFAS No. 123R, "Share-Based Payment" was issued which sets accounting requirements for share-based compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. The Company will be required to adopt SFAS No. 123R as of January 1, 2006 and does not expect the adoption to have a material impact.

Had the Company applied the fair value recognition provision of FASB No. 123 to stock-based employee compensation, there would have been no effect on reported net loss or net loss per share for the three-month and six-month periods ended June 30, 2005 and 2004.

10.	Other Income, Net

The components of Other income, net for the three-month and six month-periods ended June 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net gain on sales of property and equipment	$54	$1,683	$517	$1,824
Loss of equity affiliates	—	(80)	—	(102)
Fees from related party	105	—	210	—
Other	38	38	(28)	61
Total other income, net	$197	$1,641	$699	$1,783

PANAVISION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Discontinued Operations

In August 2004, the Company disposed of its 80% interest in EFILM. Accordingly, both EFILM and its holding company LPPI are presented as discontinued operations in the condensed consolidated financial statements and the accompanying notes.

Revenue and income before income taxes from discontinued operations for the three-month and six-month periods ended June 30, 2005 and 2004 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$—	$6,980	$—	$12,852
Income before income taxes	$—	$727	$—	$849

12.	Related Party Transactions

On April 8, 2005, Panavision Europe Limited ("PVE"), a subsidiary of the Company, entered into an operating lease arrangement with a related party, PX (UK) Limited ("PX (UK)"), a subsidiary of PX Holding, whereby PVE will lease from PX (UK) certain camera and lighting equipment (the "PX (UK) Equipment"). The Company believes the rental payments called for in the lease are on arms-length terms. For the three-month and six-month periods ended June 30, 2005, PVE incurred rental charges of $205,000 relating to the PX (UK) Equipment, of which $65,000 remained outstanding at June 30, 2005. In addition, PX (UK) has agreed to reimburse PVE for approximately $110,000 of costs incurred by PVE in relation to the preparation of the PX (UK) Equipment for rental to PVE's customers.

As discussed in Note 4, Long-Term Debt, the Company's obligations pursuant to the GE Term Loan & Security Agreement are guaranteed by MacAndrews & Forbes Holdings.

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

Our lighting rental operations generate revenue through the rental of lighting, lighting grip, transportation and electrical distribution equipment, as well as mobile generators, which are all used in the production of feature films, television programs, commercials and other events. We own and operate lighting rental facilities in the United States, United Kingdom, Australia and New Zealand. Revenue generated by Lee Lighting, our lighting rental business located in the United Kingdom, comprises the majority of our lighting rental operations revenue.

Sales and other revenue is comprised of: (i) the manufacture and sale of lighting filters through Lee Filters in the United Kingdom and the United States; and (ii) sales of equipment, accessories and various consumable products, such as film stock, light bulbs and gaffer tape, which are used in all types of productions.

We consider revenue from international business to be that revenue which is generated from the rental of our equipment by productions that are located at production sites outside of the United States. We record the majority of our international business in the local currency ("LC") of the office initiating the transaction. When LC-denominated activity is converted into U.S. dollars ("USD") for presentation in the Condensed Consolidated Financial Statements, the change in the value of LCs relative to the USD will have an impact on both the balance sheet and the revenues and costs analyzed below. While both rental revenues and costs of rental revenues in any given country will typically be affected in the same manner, a change in gross margin can be amplified or mitigated by the effect of foreign exchange rate changes.

Recent acquisition and divestiture activity has affected the quarter-to-quarter and period-to-period comparisons. In May 2004, we sold our lighting assets in Canada, thereby exiting the lighting business in that country. In August 2004, we purchased Technovision France ("Technovision"), a film equipment rental company in Paris. Results of Technovision operations have been consolidated effective August 14, 2004. On September 16, 2004, we purchased the outstanding 49% interest in DHD Ventures, LLC ("DHD"), making DHD our wholly-owned subsidiary, at which point we began consolidating DHD's results of operations. Prior to this purchase DHD was reported using the equity method of accounting. Additionally, in December, 2004, we purchased all the film, high definition and video camera equipment of William F. White International Inc. ("WFW") in Canada. Accordingly, the three-month and six-month periods ended June 30, 2005 include revenues and costs from Technovision, DHD and the WFW assets but no revenue or costs from the Canadian lighting rental operation, while the three-month and six-month periods ended June 30, 2004 included revenue and costs from the Canadian lighting rental operation but no revenues or costs from Technovision, or the WFW assets, and $0.4 million and $0.8 million, respectively, of commission revenue from DHD.

The company reviewed the components of its reported cost of rentals and sales and determined that certain reclassifications were appropriate to better reflect the operating costs related to revenues. Freight charges, which had previously been reported as selling, general and administrative ("SG&A") costs, are now presented as cost of rentals and sales. Facilities-related costs, such as rents, utilities and maintenance, which had previously been allocated using various methodologies to either cost of rental

PANAVISION INC.

assets produced or among cost of sales, and, to a lesser degree, SG&A and research and development expenses, are still allocated to cost of rental assets produced with the remaining unallocated amount all charged to SG&A. All prior periods have been reclassified to conform to the current classification. The effect of the reclassification was to reduce cost of sales by $1,526,000, $2,096,000 and $1,932,000 for the quarters ended March 31, 2005, March 31, 2004 and June 30, 2004, respectively. SG&A was increased by $1,597,000, $2,109,000 and $2,035,000 for the same respective periods, with the immaterial amounts comprising the difference reclassified to other line items in the Condensed Consolidated Statements of Operations.

This section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2004 and the Critical Accounting Policies as disclosed under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

The following discussion and analysis includes the Company's consolidated results of operations for the second fiscal quarter of 2005 as compared to the same quarter of 2004.

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004

The USD weakened, comparing the quarter ended June 30, 2005 with the quarter ended June 30, 2004, against most major foreign currencies in countries where we do business. The following table presents the average exchange rates we used during the respective quarters of 2005 and 2004 in translating LC-denominated activity (USD: 1 LC).

Quarter Ended June 30,	U. K. Pound Sterling	Australian Dollar	New Zealand Dollar	Euro	Canadian Dollar
2005	1.8579	0.7702	0.7165	1.2649	0.8031
2004	1.8097	0.7204	0.6341	1.2126	0.7398
Increase vs. USD	2.7%	6.9%	13.0%	4.3%	8.6%

These currency rate changes have had a significant impact on the amounts of rental revenues, costs of revenues, and operating costs translated from LC into USD. Management believes it provides insight into operational performance to review the results of operations after taking into account the effects of exchange rate changes on LC amounts translated into USD and, accordingly, we have included that information in the following discussion.

Camera Rental Operations

(in thousands)	Quarter Ended June 30,		Increase (Decrease)
	2005	2004		%
Rental revenue	$33,154	$26,801	$6,353	23.7%
Cost of rentals	19,883	15,247	4,636	30.4%
Gross margin	$13,271	$11,554	$1,717	14.9%
Cost %	60.0%	56.9%

The main factors underlying the increase in camera rental revenue were additional revenue from the acquisitions of DHD, the WFW assets and Technovision, increased revenue from the television and commercial sectors and the positive translation effect of foreign exchange rate changes. The weakening of the USD, primarily against Canadian and European currencies, increased camera rental revenue by approximately $1.4 million, and we estimate the impact of the DHD acquisition on camera revenues was approximately $0.7 million. As the WFW and Technovision assets have been integrated into our respective regional operations, the impact of their utilization cannot be quantified but we believe it has been accretive to revenue.

PANAVISION INC.

After taking into account the effects of currency translation and the DHD acquisition, camera rental revenue increased approximately $4.2 million. Camera rental revenue from feature films, television, commercials and other camera rentals increased by approximately $1.3 million, $1.2 million, $1.0 million and $0.7 million, respectively. On a regional basis, feature films increases in Canada and Asia Pacific were partially offset by declines in the U.S. and Europe. The improvement in Canada was due to an overall increase in the level of production activity, while the improvement in the Asia Pacific region was due to an increase in the number of major feature films, including one feature marking the first utilization of our GENESISTM digital camera system on a large-scale feature production. Television revenues increased in part as a result an increase in original programming for cable networks and a recent increase in the number of scripted television productions relative to the reality programming that had become increasingly popular over the last few years. Reality shows tend to be lower-budget productions that, as a general rule, are less likely to use our cameras and lenses. The recent trend away from reality programming has contributed to the increase in television revenues. The increase in revenue from commercials was due primarily to the addition of the WFW assets in Canada.

Cost of camera rentals increased $0.7 million due to the translation effect of foreign exchange rate changes. After taking into account the effect of currency translation, cost of camera rentals increased $3.9 million. Approximately $2.0 million of the increase related to increased depreciation charges arising from the recent acquisitions of DHD, the WFW assets and Technovision. The primary components of the remaining $1.9 million increase were higher costs for subrentals (the cost of our having to rent additional equipment not currently available in our inventory), third-party commissions, and payroll-related costs. The increases in subrentals and third-party commissions were related to increased revenues, while the increase in payroll-related costs in part was due to the acquisitions of the WFW assets and Technovision.

After taking into account the positive effect of currency changes of $0.7 million, camera rental gross margin increased approximately $1.0 million. The increase was related to the deployment of the WFW assets, and the increased revenues from feature films, television and commercials during the second quarter of 2005 compared with the second quarter of 2004.

Lighting Rental Operations

(in thousands)	Quarter Ended June 30,		Increase (Decrease)
	2005	2004		%
Rental revenue	$11,584	$10,958	$626	5.7%
Cost of rentals	8,724	9,440	(716)	(7.6)%
Gross margin	$2,860	$1,518	$1,342	88.4%
Cost %	75.3%	86.1%

After taking into account a $0.3 million increase from the positive effects of foreign currency rate changes, lighting rental revenue increased $0.3 million. Revenues from the Asia Pacific region improved $1.8 million due to an increase in major feature films, but this was offset by a decline in revenue from Lee Lighting in the United Kingdom and lighting operations in the United States. The U.K. and U.S. declines were primarily in feature films, while television was unchanged in the U.S. and increased slightly in the U.K.

The effect of foreign currency rate changes increased the cost of lighting rentals by $0.4 million, but was more than offset by cost declines of approximately $1.1 million, of which $0.8 million took place at Lee Lighting, primarily driven by decreases in salaries and subrentals related to decreases in revenue.

The improvement in gross margin was due to higher margin major feature films in the Asia Pacific region in addition to improved profitability at Lee Lighting.

PANAVISION INC.

Sales and Other

(in thousands)	Quarter Ended June 30,		Increase (Decrease)
	2005	2004		%
Sales	$11,117	$9,191	$1,926	21.0%
Cost of rentals	6,866	5,296	1,570	29.6%
Gross margin	$4,251	$3,895	$356	9.1%
Cost %	61.8%	57.6%

After taking into account a $0.2 million increase from the positive effects of foreign currency rate changes, sales and other revenue increased $1.7 million. Revenues from Lee Filters, with operations in both the United .Kingdom and United States, increased $1.5 million with smaller changes at other locations. The improvement at Lee Filters was due primarily to several large-volume sales of special effects glasses.

Cost of sales and other increased $0.3 million from the positive effects of foreign currency rate changes, $0.6 million at Lee Filters, and $0.4 million in Asia Pacific, with the balance of the increase due to smaller changes in other regions. The increase in costs as a percentage of sales is due to volume discounts inherent in the large-volume sales at Lee Filters.

Operating Costs

(in thousands)	Quarter Ended June 30,		Increase (Decrease)
	2005	2004		%
Selling, general and administrative	$20,322	$17,744	$2,578	14.5%
Research and development	1,408	1,330	78	5.9%

SG&A expenses increased $0.6 million as the result of foreign exchange rate changes. After taking this item into account, SG&A expenses increased $1.9 million compared to the corresponding quarter of 2004. The primary component related to severance costs of approximately $0.9 million in connection with the departure of several senior executives as part of the Company's effort to reduce operating expenses. The balance of the increase related to higher professional and consulting fees associated with regulatory compliance requirements and accounting systems enhancements and additional SG&A expenses associated with the operations of Technovision and the WFW assets.

Interest, Taxes and Other

(in thousands)	Quarter Ended June 30,		Favorable (Unfavorable)
	2005	2004	Change	%
Interest expense	$(8,915)	$(7,894)	$(1,021)	(12.9)%
Interest income	96	117	(21)	(17.9)%
Foreign exchange gain (loss)	(700)	248	(948)	(382.3)%
Other income, net	197	1,641	(1,444)	(88.0)%
Income tax provision	(1,376)	(253)	(1,123)	(443.9)%

The increase in interest expense primarily reflected higher effective interest rates during the 2005 second quarter, in addition to slightly higher average debt balances compared to the corresponding quarter of 2004. The higher average debt balances resulted from an increase in borrowings, primarily capital leases and borrowings from affiliates, offset by scheduled principal payments of outstanding debt.

PANAVISION INC.

Foreign exchange activity resulted in a loss for the quarter ended June 30, 2005 as compared with a foreign exchange gain for the quarter ended June 30, 2004. The increase was primarily due to the effects of the fluctuating foreign currencies on the foreign currency-denominated intercompany balances held in the United States.

Other income, net decreased due to a $1.5 million gain on the sale of lighting rental equipment that was recorded in May 2004.

The income tax provision for the quarter ended June 30, 2005 comprises income taxes on profitable foreign operations and foreign taxes withheld in the relevant jurisdictions. The Company did not recognize any net benefit from tax losses as uncertainty as to future utilization resulted in an increase to the allowance against deferred tax assets in the same amount as additional deferred tax assets generated. For the quarter ended June 30, 2004 the Company recorded a $2.7 million tax benefit associated with domestic tax losses. In assessing the recoverability of the related increase to deferred tax assets, the Company increased its valuation allowance by $2.0 million, resulting in a net domestic tax benefit of $0.7 million. This was offset by a $1.0 million provision relating to profitable foreign operations, based on application of the Company's effective tax rate on full-year income, and foreign taxes withheld in the relevant jurisdictions. See Note 7 to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for a discussion of the Company's Tax Sharing Agreements.

Under applicable Internal Revenue Service regulations, as a result of the December 3, 2002 settlement of certain shareholder litigation related to the 2001 purchase of shares of the Company's Common Stock from PX Holding by M & F Worldwide Corp. (the "M & F Settlement"), the Company may not join in filing a consolidated federal income tax return with either MacAndrews & Forbes Holdings or the Company's subsidiaries until May 2006 without consent from the Internal Revenue Service. Accordingly, since the December 3, 2002 effective date of the M & F Settlement, the Company files separate federal income tax returns for the Company and incorporated subsidiaries. The Company does not believe that deconsolidation of its federal income tax returns has had or will have a material adverse effect on the Company's business or financial condition.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

The USD weakened, comparing the six months ended June 30, 2005 with the six months ended June 30, 2004, against most major foreign currencies in countries where we do business. The following table presents the average exchange rates we used during the respective periods of 2005 and 2004 in translating LC-denominated activity (USD: 1 LC).

Six Months Ended June 30,	U. K. Pound Sterling	Australian Dollar	New Zealand Dollar	Euro	Canadian Dollar
2005	1.8799	0.7741	0.7158	1.2918	0.8076
2004	1.8203	0.7415	0.6531	1.2277	0.7478
Increase vs. USD	3.3%	4.4%	9.6%	5.2%	8.0%

These currency rate changes have had a significant impact on rental revenues, costs of revenues, and operating costs translated from LC into USD. Management believes it provides insight into operational performance to review the results of operations after taking into account the effects of exchange rate changes on LC amounts translated into USD and, accordingly, we have included that information in the following discussion.

PANAVISION INC.

Camera Rental Operations

(in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2005	2004		%
Rental revenue	$65,024	$57,676	$7,348	12.7%
Cost of rentals	38,772	30,736	8,036	26.1%
Gross margin	$26,252	$26,940	$(688)	(2.6%)
Cost %	59.6%	53.3%

The main factors underlying the increase in camera rental revenue were additional revenue from the acquisitions of DHD, the WFW assets and Technovision, increased revenue from television and commercials and the positive translation effect of foreign exchange rate changes. The weakening of the USD, primarily against Canadian and European currencies, increased camera rental revenue by approximately $2.2 million, and we estimate the impact of the DHD acquisition on camera revenues was an increase of approximately $1.5 million. As the WFW and Technovision assets have been integrated into our respective regional operations, the impact of their utilization cannot be quantified but we believe it has been accretive to revenue.

After taking into account the effects of currency translation and the DHD acquisition described above, camera rental revenue increased approximately $3.6 million. Rental revenue increased from television and commercials by approximately $1.9 million and $0.8 million, respectively. Television revenues increased in part as a result of an increase in original programming for cable networks and a recent increase in the number of scripted television productions relative to the reality programming that had become increasingly popular over the last few years. Reality shows tend to be lower-budget productions that, as a general rule, are less likely to use our cameras and lenses. The increase in camera rental revenue from commercials was due primarily to the addition of the WFW assets in Canada. Revenue from feature films was essentially unchanged as declines in major feature films were nearly offset by increases in independent films. Other camera revenue increased $1.1 million, of which half related to an increase in agent revenues.

Cost of camera rentals increased $0.8 million due to the translation effect of foreign exchange rate changes, $3.2 million due to higher depreciation charges, and $4.0 million due to other operating cost increases. The higher depreciation charges were primarily related to the acquisitions of DHD, the WFW assets and Technovision. The primary components of the other operating cost change were increases in payroll-related costs, equipment subrentals and third-party commissions of approximately $1.1 million each. The commissions are directly related to revenue increases while payroll and subrental costs are related to both increased rental activity and the recent acquisitions of the WFW assets and Technovision. Additionally, severance costs of $0.4 million, reflecting personnel reductions to reduce fixed operating costs, increased operating costs during the period.

After taking into account the positive effects of currency changes of $1.4 million, camera rental gross margin declined approximately $1.9 million. The majority of the decline took place in the U.S. as the cost increases, primarily the non-cash depreciation charges, outpaced revenue gains.

PANAVISION INC.

Lighting Rental Operations

(in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2005	2004		%
Rental revenue	$21,285	$19,480	$1,805	9.3%
Cost of rentals	16,396	16,958	(562)	(3.3)%
Gross margin	$4,889	$2,522	$2,367	93.9%
Cost %	77.0%	87.1%

After taking into account a $0.7 million increase from the positive effects of foreign currency rate changes, lighting rental revenue increased $1.1 million. Lighting revenue from the Asia Pacific region improved $2.4 million due to an increase in major feature films, while in the United States lighting revenue declined approximately $0.9 million. Also, 2004 results included approximately $0.4 million of lighting revenues from Canada prior to the May, 2004 sale of all our lighting assets in that country.

Cost of lighting rentals decreased $1.1 million compared with the corresponding 2004 period after taking into account a $0.5 million increase from the effect of foreign currency rate changes. Cost increases totaling $0.8 million in the Asia Pacific region were more than offset by $0.8 million of cost declines in the U.S., a $0.7 million decline at Lee Lighting in the United Kingdom, and the absence of lighting costs from Canada of $0.4 million. The improvement in gross margin was due to higher margin major feature films in the Asia Pacific region in addition to improved profitability at Lee Lighting.

Sales and Other

(in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2005	2004		%
Sales	$21,648	$18,812	$2,836	15.1%
Cost of rentals	12,919	10,901	2,018	18.5%
Gross margin	$8,729	$7,911	$818	10.3%
Cost %	59.7%	57.9%

After taking into account a $0.6 million increase from the positive effects of foreign currency rate changes, sales and other revenue increased $2.2 million. Revenues from Lee Filters, with operations in both the United Kingdom and United States, increased $1.8 million. Revenues from the Asia Pacific region increased $0.8 million but were offset by declines in the United States and the United Kingdom. The improvement at Lee Filters was due primarily to several large-volume sales of special effects glasses.

Cost of sales and other increased $0.6 million from the positive effects of foreign currency rate changes, $0.7 million related to the increase in Lee Filters revenues, and $0.7 million in Asia Pacific and Europe. The increase in costs as a percentage of sales is due to volume discounts inherent in large-volume sales.

Operating Costs

(in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2005	2004		%
Selling, general and administrative	$40,389	$35,457	$4,932	13.9%
Research and development	2,922	2,761	161	5.8%

PANAVISION INC.

SG&A expenses increased $1.0 million as the result of foreign exchange rate changes. After taking this item into account, SG&A expenses increased $3.9 million compared to the corresponding period of 2004. The majority of the increase related to severance costs of approximately $2.8 million in connection with the departure of several senior executives, including some departures that were part of the Company's effort to reduce operating costs. The balance of the increase related to higher professional and consulting fees associated with regulatory compliance requirements and accounting systems enhancements and additional SG&A expenses associated with the operations of Technovision and the WFW assets.

Interest, Taxes and Other

(in thousands)	Six Months Ended June 30,		Favorable (Unfavorable)
	2005	2004	Change	%
Interest expense	$(17,267)	$(15,775)	$(1,492)	(9.5)%
Interest income	185	217	(32)	(14.7)%
Foreign exchange gain (loss)	(1,096)	476	(1,572)	(330.3)%
Refinancing expense	(154)	(6,470)	6,316	97.6%
Other income, net	699	1,763	(1,064)	(60.4)%
Income tax provision	(1,973)	(1,665)	(308)	(18.5)%

The increase in interest expense primarily reflected higher effective interest rates during the first six months of 2005, partially offset by slightly lower average debt balances compared to the corresponding period of 2004. The lower average debt balances resulted from the January 2004 Refinancing (discussed below in "Long-Term Debt"), and scheduled principal payments of outstanding debt.

Foreign exchange activity resulted in a loss for the six months ended June 30, 2005 as compared with a foreign exchange gain for the six months ended June 30, 2004. This was primarily due to the effects of the weakening of the USD against foreign currencies on intercompany balances held in the United States that are denominated in those foreign currencies.

Other income, net decreased due to a $1.5 million gain on the sale of lighting rental equipment that was recorded in May 2004.

Refinancing expense of $6.5 million for the six months ended June 30, 2004 reflects costs incurred in connection with the Company's January 2004 Refinancing and costs previously incurred in connection with the Company's Prior Credit Agreement (discussed below in "Long-Term Debt"). These costs represent primarily lender and professional fees incurred by the Company.

The income tax provision for the six months ended June 30, 2005 comprises income taxes on profitable foreign operations and foreign taxes withheld in the relevant jurisdictions. The Company did not recognize any net benefit from tax losses as uncertainty as to future utilization resulted in an increase to the allowance against deferred tax assets in the same amount as additional deferred tax assets generated. For the six months ended June 30, 2004 the Company recorded a $4.2 million tax benefit associated with domestic tax losses. In assessing the recoverability of the related increase to deferred tax assets, the Company increased its valuation allowance by $3.3 million, resulting in a net domestic tax benefit of $0.9 million. This was offset by a $2.4 million provision relating to profitable foreign operations, based on application of the Company's effective tax rate on full-year income, and foreign taxes withheld in the relevant jurisdictions. See Note 7 to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for a discussion of the Company's Tax Sharing Agreements.

PANAVISION INC.

Liquidity and Capital Resources

The following table sets forth certain information from the Company's condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2005	2004
Net cash provided by (used in):
Operating activities	$5,661	$2,496
Investing activities	(14,023)	(9,046)
Financing activities	8,975	7,720

Cash provided by operating activities for the six months ended June 30, 2005, totaled $5.7 million comprised of the net loss from continuing operations of $23.0 million, adjusted for depreciation and amortization of $22.2 million, and the net change in working capital (excluding cash) and other miscellaneous items of $6.5 million. The improvement as compared with the same period of 2004 was due primarily to the positive impact of working capital changes.

Cash used in investing activities during the six months ended June 30, 2005 of $14.0 million consisted of capital expenditures net of proceeds from asset dispositions. The higher level of capital expenditures was due primarily to expenditures related to the GENESISTM digital camera systems and related accessories. Cash provided by financing activities was $9.0 million, consisting of borrowings under the Second MacAndrews Line (as defined below in "Long-Term Debt") of $9.0 million and borrowing from third parties of $5.5 million reduced by scheduled repayments under the Amended and Restated Credit Agreement (as defined below in "Long-Term Debt") and under capital leases totaling $4.9 million and deferred financing costs of $0.6 million.

Cash provided by operating activities for the six months ended June 30, 2004, totaled $2.5 million comprised of the net loss of $22.3 million, adjusted for depreciation and amortization of $20.2 million, and the net change in working capital (excluding cash) and other miscellaneous items of $4.6 million. Total investing activities of $9.0 million consisted of capital expenditures net of proceeds of dispositions. The majority of the capital expenditures were used to manufacture camera rental systems and accessories. Cash provided by financing activities was $7.7 million, which comprised borrowings of $135.6 million under the Amended and Restated Credit Agreement (defined below in "Long-Term Debt"), the issuance of $100.0 million of Senior Notes (net of discount), a capital contribution from MacAndrews & Forbes Holdings of $22.7 million, net of transaction costs, and borrowing under the Second MacAndrews Line of $4.5 million, partially offset by repayments of $251.0 million under the Prior Credit Agreement, repayments of other long-term debt of $2.9 million and deferred financing costs of $0.9 million.

As of June 30, 2005, the Company had a line of credit provided by MacAndrews & Forbes (the Second MacAndrews Line) totaling $32.0 million, under which approximately $18.9 million, including accrued interest, was drawn. The Company drew an additional $4.5 million under the line of credit during July 2005, reflecting the seasonal second-quarter slowdown in television production and debt service requirements in early August 2005.

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

MacAndrews Lines

On August 13, 2003, MacAndrews & Forbes Inc., (formerly MacAndrews & Forbes Holdings Inc.) agreed to amend an existing line of credit provided to Panavision to increase the amount available for borrowing from $4.0 million to $10.0 million and extend the maturity date to August 31, 2006 (as amended, the "MacAndrews Line"). In connection with an amendment to Panavision's Prior Credit Agreement (as defined below), on November 12, 2003, MacAndrews & Forbes Inc. agreed to provide a second revolving line of credit (the "Second MacAndrews Line") in the amount of $10.0 million at a rate equal to 50 basis points above the rate provided for in the revolving facility pursuant to the Prior Credit Agreement and a maturity date of April 15, 2004. As described below, in connection with the January 2004 Refinancing (as defined below), (i) amounts outstanding under the MacAndrews Line were retired in exchange for shares of new Series D Cumulative Pay-in-Kind Preferred Stock, par value $0.01 per share (the "Series D Preferred Stock") and (ii) MacAndrews & Forbes Inc. increased the amount of the Second MacAndrews Line to $20.0 million and extended the maturity date to April 16, 2009. On March 30, 2005, the Second MacAndrews Line was amended and restated to increase the amount to $32.0 million. As of July 31, 2005, Panavision had drawn approximately $23.6 million, including accrued interest, under the Second MacAndrews line, leaving availability of approximately $8.4 million.

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

January 2004 Refinancing - 12.50% Senior Notes Due 2009 and Amended and Restated Credit Agreement

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

As part of the January 2004 Refinancing, Panavision issued to PX Holding 215,274 shares of new Series D Preferred Stock in exchange for (a) 159,644 shares of Series C Cumulative Pay-in-kind Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock"), of Panavision, held by PX

PANAVISION INC.

Holding (together with approximately $13.2 million of accumulated dividends thereon); (b) $23.0 million in cash; (c) the retirement of all principal and interest (an aggregate of $10,180,930) owed as of January 16, 2004 under the MacAndrews Line; (d) 33.3 shares of common stock of PANY Rental Inc. ("PANY Rental") having a fair market value of $0.7 million (such that, as of January 16, 2004, Panavision owned 100% of the outstanding shares of PANY Rental); (e) the retirement of all amounts (consisting of $630,780 in principal and $82,913 in accrued and unpaid interest) owed by PANY Rental to PX Holding pursuant to a certain promissory note held by PX Holding; and (f) the retirement of all amounts (consisting of $7.8 million in principal and unpaid interest) owed to MacAndrews & Forbes Holdings under a certain promissory note in the principal amount of $6.7 million, dated July 1, 2002, issued by Panavision to M & F Worldwide Corp. and subsequently acquired by MacAndrews & Forbes Holdings. Panavision also issued to PX Holding 1,381,690 shares of new Series E Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share, (the "Series E Preferred Stock") in exchange for 1,381,690 shares of Series A Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"). As a result of the January 2004 Refinancing transactions, all of the outstanding shares of Series A and Series C Preferred Stock were transferred to Panavision. In addition, MacAndrews & Forbes Inc. increased the amount of the Second MacAndrews Line to $20.0 million and extended the maturity date to April 16, 2009.

Panavision used proceeds from the sale of the Senior Notes and the issuance of Series D Preferred Stock to reduce the indebtedness under the Prior Credit Agreement by $115.4 million, and replaced the Prior Credit Agreement with an Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement") with the lenders under the Prior Credit Agreement. The Amended and Restated Credit Agreement provides for a single term loan facility in the principal amount of $135.6 million repayable in quarterly installments with a final maturity of January 12, 2007, except that the term facility shall be due on December 1, 2005 if any of the 9 5/8% Notes remain outstanding on that date. Panavision is considering various alternatives with respect to the repayment or refinancing of the 9 5/8% Notes. While there can be no assurance, Panavision expects that the 9 5/8% Notes will be refinanced or otherwise repaid by December 1, 2005. PX Holding has committed (the "9 5/8% Notes Commitment"), in the event that the 9 5/8% Notes are not repaid, retired or refinanced prior to December 1, 2005, or the applicable provision of the Amended Credit Agreement is not amended by such time such that Panavision's term loans do not become immediately due and payable, to provide financial support sufficient to allow the repayment, retirement or refinancing of the 9 5/8% Notes.

The term facility under the Amended and Restated Credit Agreement bears interest at either the ABR or Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) plus a margin of 5.25% in the case of ABR loans or 6.25% in the case of Eurodollar Loans.

The term facility under the Amended and Restated Credit Agreement is secured on substantially the same basis as indebtedness under the Prior Credit Agreement. In connection with the Amended and Restated Credit Agreement Panavision paid fees to lenders and professional advisors of approximately $3.5 million, including an original issue discount fee of approximately $2.0 million. Approximately $3.1 million of the fees paid were expensed in 2004.

Under the Amended and Restated Credit Agreement, Panavision is required to repay $7.2 million in principal in 2005. In addition, the Amended and Restated Credit Agreement revised certain financial tests and other restrictive covenants set forth in the Prior Credit Agreement, including required EBITDA (as defined therein), limitations on indebtedness, and other provisions. As defined in the Amended and Restated Credit Agreement and 2004 Indenture, EBITDA includes adjustments for certain severance expenses, refinancing expenses, foreign exchange (gain) loss, other non-cash charges and the pro forma effect of acquisitions and dispositions.

The required level of EBITDA, as defined, for the last twelve months in the period ended June 30, 2005, was $54.0 million pursuant to the Amended and Restated Credit Agreement and $50.0

PANAVISION INC.

million pursuant to the 2004 Indenture. The Company met the required level of EBITDA for the twelve-month period ended June 30, 2005.

Amendments to Amended and Restated Credit Agreement and 2004 Indenture

EFILM Proceeds Amendment

Principally to provide a mechanism for the reinvestment of the proceeds of the sale of EFILM, on August 11, 2004, Panavision and the other parties to the Amended and Restated Credit Agreement entered into an amendment and waiver to the Amended and Restated Credit Agreement ("First Amendment and Waiver"). To provide a similar mechanism for the reinvestment of the proceeds of the sale of EFILM under the 2004 Indenture, on August 11, 2004, Panavision and Wilmington Trust Company, as Trustee, entered into a supplemental indenture ("Supplemental Indenture"). On September 30, 2004, upon repayment of $1.3 million to Federal Financial Credit Inc. by PANY Rental with part of the proceeds of the sale of EFILM, PANY Rental and its wholly-owned subsidiary TFN Lighting Corp. became guarantors under the Amended and Restated Credit Agreement and the 2004 Indenture in accordance with the terms of those debt instruments.

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

This transaction was unanimously approved by an independent Special Committee of Panavision's Board of Directors. In the Letter Agreement, PX Holding agreed, among other things, to certain restrictions on its ability to acquire Panavision's remaining Common Stock or to transfer the shares it holds. After giving effect to the transaction, PX Holding held approximately 96.3% of the Common Stock. The transaction followed a May 13, 2004 offer by MacAndrews & Forbes Holdings initially valuing the Common Stock at $7.00 per share.

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

In addition, in connection with the Exchange, Panavision entered into a Second Amendment and Consent, dated as of November 15, 2004, with respect to Panavision's Amended and Restated Credit Agreement.

WFW Asset Acquisition

In connection with the Panavision acquisition of the William F. White International Inc. camera inventory in Canada (the "WFW Acquisition"), Panavision entered into a Third Amendment, dated as

PANAVISION INC.

of December 29, 2004 with respect to Panavision's Amended and Restated Credit Agreement. In addition, in connection with the WFW Acquisition, Panavision entered into a Fourth Supplemental Indenture, dated as of December 29, 2004, with respect to the 2004 Indenture.

March 2005 Amendment

Panavision entered into a Fourth Amendment, dated as of March 30, 2005, to the Amended and Restated Credit Agreement and Fifth Supplemental Indenture, dated as of March 30, 2005, with respect to the 2004 Indenture. This amendment and indenture supplement was entered into principally to (a) reduce required EBITDA levels, as provided in the Amended and Restated Credit Agreement, to $52.0 million, $54.0 million, $54.0 million and $58.0 million for the twelve-month periods ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005, respectively; (b) extend the date on which the Term Facility under the Amended and Restated Credit Agreement shall be due if the 9 5/8% Notes remain outstanding from September 1, 2005 to December 1, 2005; (c) increase the limitation on capital expenditure, as defined in the Amended and Restated Credit Agreement, from $25.0 million to $37.5 million; and (d) permit the increase of the Second MacAndrews Line to $32.0 million.

GE Term Loan & Security Agreement

On June 14, 2005, Panavision entered into a term loan and security agreement ("GE Term Loan & Security Agreement") with General Electric Capital Corporation ("GE") pursuant to which GE shall make available to Panavision term loans in aggregate principal amount not exceeding $10 million and maturing September 14, 2006 for the purchase of digital cameras and equipment. Panavision's obligations pursuant to the GE Term Loan & Security Agreement are guaranteed by MacAndrews & Forbes Holdings and secured by a first priority security interest in the cameras and related equipment purchased with the proceeds of the term loans. As of June 30, 2005, there were term loans outstanding representing approximately $6.1 million.

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

SFAS No. 142, "Goodwill and Other Intangible Assets"

We performed an annual impairment test relating to our goodwill and trade name, most recently as of December 31, 2004, and found that the fair values of our goodwill and our trade name were in

PANAVISION INC.

excess of carrying value. In the absence of indicators that an earlier assessment would be required, we will perform the annual impairment test of goodwill and trade name during the fourth quarter of fiscal 2005.

Forward-Looking Statements

This quarterly report on Form 10-Q for the quarter ended June 30, 2005, as well as certain of Panavision's other public documents and electronic and oral disclosures, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Panavision cautions investors that forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements and investors are cautioned not to place undue reliance on any forward-looking statements. Further, Panavision encourages investors to read the summary of its critical accounting policies included in its Annual Report on Form 10-K for the year ended December 31, 2004 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies," as such discussion may be modified or supplemented by subsequent reports that we file with the Securities and Exchange Commission.

In addition to factors described in Panavision's Securities and Exchange Commission filings and elsewhere, the following factors could cause Panavision's actual results to differ materially from those expressed in any forward-looking statements made by Panavision: (a) a significant reduction in the number of feature film, commercial or series television productions; (b) competitive pressures arising from changes in technology, changing customer requirements, price competition, evolving industry standards or improvements in, and the expansion of, product offerings of Panavision's competitors; (c) unfavorable foreign currency fluctuations; (d) lower-than-expected cash flows from operations; (e) difficulties or delays in developing and introducing new products or the failure of Panavision's customers to accept new product offerings; (f) difficulties or delays in implementing improvements in operating efficiencies; (g) the inability to secure capital contributions or loans from affiliates, refinance its indebtedness or to sell its equity securities; or (h) significant increases in interest rates.

Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We have exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities. Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2004 presents quantitative and qualitative disclosures about market risk as of December 31, 2004. As of June 30, 2005, there have been no material changes in our market risk since December 31, 2004.

Item 4.    Controls and Procedures

(a) Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, such disclosure controls and procedures are effective in accurately recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange

PANAVISION INC.

Act, and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

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

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Company's 2005 Annual Meeting of Stockholders was held on May 17, 2005. The only matter voted upon at such meeting was the re-election of Ronald O. Perelman, Robert L. Beitcher, Howard Gittis, Edward Grebow, Ed Gregory Hookstratten, James R. Maher, Martin D. Payson, John A. Scarcella, Robert S. Wiesenthal, and Kenneth Ziffren as directors, consisting of all the directors standing for re-election, and all of whom were re-elected.

The Company's voting stock comprises 39,380,729 shares of Common Stock, par value $0.01 per share, each of which is entitled to one vote. There were present at the meeting, either in person or by proxy, 39,193,499 shares. The following is a tabulation of the votes cast in connection with the Election of Directors:

Nominees for Director	For	Against or Withheld	Abstained	Broker Non-Votes
Ronald O. Perelman	39,184,272	9,227	—	—
Robert L. Beitcher	39,184,102	9,397	—	—
Howard Gittis	39,170,791	22,708	—	—
Edward Grebow	39,191,581	1,918	—	—
Ed Gregory Hookstratten	39,191,581	1,918	—	—
James R. Maher	39,191,581	1,918	—	—
Martin D. Payson	39,178,096	15,403	—	—
John A. Scarcella	39,185,917	17,582	—	—
Robert S. Wiesenthal	39,191,581	1,918	—	—
Kenneth Ziffren	39,184,402	9,097	—	—

Item 5.	Other Information

No additional information need be presented.

Item 6.	Exhibits

Exhibit Number	Description
3	Certificate of Incorporation and By-Laws.
3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to Panavision's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999). **
3.2	Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to Panavision's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999). **
4	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Indenture, dated as of February 11, 1998, between PX Escrow and The Bank of New York, as Trustee, relating to the Company's 9 5/8% Senior Subordinated Discount Notes Due 2006 (incorporated herein by reference to Exhibit 4.1 to Panavision's Registration Statement on Form S-1, Registration No. 333-59363 filed with the Securities and Exchange Commission on July 17, 1998). **
4.2	First Supplemental Indenture dated June 4, 1998, among PX Escrow, Panavision and the Trustee, amending the Indenture identified at Exhibit 4.1 (incorporated herein by reference to Exhibit 4.2 to Panavision's Registration Statement on Form S-1, Registration No. 333-59363 filed with the Securities and Exchange Commission on July 17, 1998). **
4.3	Second Amended and Restated Senior Subordinated Line of Credit Agreement dated January 16, 2004, amended and restated as of March 30, 2005, between Panavision Inc. and MacAndrews & Forbes Inc. (formerly MacAndrews & Forbes Holdings Inc.) (incorporated herein by reference to Exhibit 4.4 to Panavision's Annual Report on Form 10-K for the year ended December 31, 2004).**
4.4	Indenture, dated as of January 16, 2004, among Panavision Inc., the subsidiary guarantors party thereto and Wilmington Trust Company, as Trustee and Collateral Trustee, relating to Panavision's 12.50% Senior Secured Notes due 2009 (incorporated herein by reference to Exhibit 4.17 Panavision's Annual Report on Form 10-K for the year ended December 31, 2003). **
4.5	Form of 12.50% Senior Secured Note due 2009 (incorporated herein by reference from to Exhibit 4.17 to Panavision's Annual Report on Form 10-K for the year ended December 31, 2003). **
4.6	Amended and Restated Credit Agreement, dated as of May 28, 1998, as amended and restated as of January 6, 2004, among Panavision Inc., the several lenders named therein and JP Morgan Chase Bank, as Administrative Agent (incorporated herein by reference to Exhibit 4.19 to Panavision's Annual Report on Form 10-K for the year ended December 31, 2003). **

Exhibit Number	Description
4.7	First Amendment and Waiver, dated as of August 11, 2004, with respect to the Amended and Restated Credit Agreement, dated as of May 28, 1998, as amended and restated as of January 16, 2004, among Panavision Inc., the several banks and other financial institutions or entities from time to time parties thereto and JP Morgan Chase Bank, as Administrative Agent. (incorporated herein by reference from Exhibit 4.21 from Panavision's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).**
4.8	First Supplemental Indenture and Waiver, dated as of August 11, 2004, with respect to Indenture, dated as of January 16, 2004, between Panavision Inc. the subsidiary guarantors party thereto and Wilmington Trust Company, as Trustee and Collateral Trustee, relating to Panavision's 12.50% Senior Secured Notes due 2009 (incorporated herein by reference from Exhibit 4.22 from Panavision's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004). **
4.9	Second Amendment and Consent, dated as of November 15, 2004, with respect to the Amended and Restated Credit Agreement, dated as of May 28, 1998, as amended and restated as of January 16, 2004, among Panavision Inc., the several banks and other financial institutions or entities from time to time parties thereto and JP Morgan Chase Bank, as administrative agent (incorporated herein by reference from Exhibit 10.2 to Panavision's Current Report on Form 8-K filed on November 17, 2004). **
4.10	Third Amendment, dated as of December 29, 2004, with respect to the Amended and Restated Credit Agreement, dated as of May 28, 1998, as amended and restated as of January 16, 2004, among Panavision Inc., the several banks and other financial institutions or entities from time to time parties thereto and JP Morgan Chase Bank, as administrative agent (incorporated herein by reference from Exhibit 10.1 to Panavision's Current Report on Form 8-K filed on January 4, 2005). **
4.11	Fourth Supplemental Indenture, dated as of December 29, 2004, with respect to the Indenture, dated as of January 16, 2004, among Panavision Inc. the subsidiary guarantors party thereto and Wilmington Trust Company, as Trustee and Collateral Trustee, related to Panavision's 12.50% Senior Secured Notes due 2009 (incorporated herein by reference from Exhibit 10.2 to Panavision's Current Report on Form 8-K filed on January 4, 2005). **
4.12	Fourth Amendment, dated as of March 30, 2005, with respect to the Amended and Restated Credit Agreement, dated as of May 28, 1998, as amended and restated as of January 16, 2004, among Panavision Inc., the several banks and other financial institutions or entities from time to time parties thereto and JP Morgan Chase Bank, as administrative agent (incorporated herein by reference to Exhibit 4.13 to Panavision's Annual Report on Form 10-K for the year ended December 31, 2004). **
4.13	Fifth Supplemental Indenture, dated as of March 30, 2005, with respect to the Indenture, dated as of January 16, 2004, among Panavision Inc., the subsidiary guarantors party thereto and Wilmington Trust Company, as Trustee and Collateral Trustee, related to Panavision's 12.50% Senior Secured Notes due 2009 (incorporated herein by reference to Exhibit 4.14 to Panavision's Annual Report on Form 10-K for the year ended December 31, 2004). **

Exhibit Number	Description
10	Material Contracts
10.1	2005 Performance Objectives and 2004 Bonus Award (incorporated herein by reference to Item 1.01 of Panavision's Current Report on Form 10-K filed April 15, 2005). **
31	Section 302 Certifications
31.1	Certification of Robert L. Beitcher, Chief Executive Officer, dated August 12, 2005. *
31.2	Certification of Bobby G. Jenkins, Chief Financial Officer, dated August 12, 2005. *
32	Section 906 Certifications
32.1	Certifications of Robert L. Beitcher, Chief Executive Officer, and Bobby G. Jenkins, Chief Financial Officer, dated August 12, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Filed herewith.

**	Previously filed.

PANAVISION INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANAVISION INC.
Date: August 12, 2005	By:	/s/ ROBERT L. BEITCHER Robert L. Beitcher President and Chief Executive Officer
	By:	/s/ BOBBY G. JENKINS Bobby G. Jenkins Executive Vice President and, Chief Financial Officer