Form 10-Q
period 2005-09-30
PANAVISION INC
filed 2005-11-14
CIK 1022911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes         No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes         No

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes         No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

As of November 10, 2005, there were 39,380,729 shares of Panavision Inc. Common Stock, par value $0.01 per share, outstanding.

PANAVISION INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
 FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

The financial information herein and management's discussion thereof include consolidated data for Panavision Inc. ("Registrant" or "Panavision") and its subsidiaries. Registrant and its subsidiaries are sometimes herein referred to collectively as the "Company".

PANAVISION INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Camera rental	$41,760	$33,552	$106,784	$91,653
Lighting rental	12,997	10,711	34,282	29,781
Sales and other	9,535	9,691	31,183	28,352
Total rental revenue and sales	64,292	53,954	172,249	149,786
Cost of camera rental	20,277	16,951	59,049	47,951
Cost of lighting rental	9,453	8,536	25,849	25,140
Cost of sales and other	5,130	5,832	18,049	16,733
Gross margin	29,432	22,635	69,302	59,962
Selling, general and administrative expenses	18,116	16,799	58,505	52,290
Research and development expenses	1,367	1,237	4,289	3,999
Operating income	9,949	4,599	6,508	3,673
Interest income	87	31	272	241
Interest expense	(9,217)	(8,013)	(26,484)	(23,788)
Foreign exchange loss	(455)	(562)	(1,551)	(77)
Refinancing expense	—	(55)	(154)	(6,525)
Other income, net	794	1,777	1,493	3,640
Income (loss) from continuing operations before income taxes	1,158	(2,223)	(19,916)	(22,836)
Income tax (provision) benefit	(1,465)	7,093	(3,438)	5,427
Net income (loss) from continuing operations	(307)	4,870	(23,354)	(17,409)
Discontinued operations:
Gain on disposal of EFILM (net of income tax provision of $6,697)	—	10,432	—	10,432
Income (loss) from EFILM (net of income tax provision of $376 (quarter) and $460 (year))	—	(48)	—	717
Net income from discontinued operations	—	10,384	—	11,149
Net income (loss)	$(307)	$15,254	$(23,354)	$(6,260)
Net loss from continuing operations attributable to common stockholders	$(307)	$(761)	$(23,354)	$(33,784)
Net loss from continuing operations per share – basic and diluted	$(0.01)	$(0.09)	$(0.59)	$(3.85)
Net income (loss) per share – basic and diluted	$(0.01)	$1.10	$(0.59)	$(2.58)
Shares used in computation – basic and diluted	39,381	8,770	39,381	8,770

See accompanying notes.

PANAVISION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2005	December 31, 2004
ASSETS	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$3,032	$6,593
Accounts receivable (net of allowance of $1,650 in 2005 and $1,618 in 2004)	39,599	28,897
Inventories	15,074	14,926
Prepaid expenses	4,024	3,912
Note receivable	854	826
Due from related parties	110	106
Other current assets	1,841	2,081
Total current assets	64,534	57,341
Property, plant and equipment, net	220,696	230,795
Goodwill, net	259,909	259,909
Patents and trademarks, net	66,158	66,266
Other assets	5,528	6,349
Total assets	$616,825	$620,660
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,531	$8,634
Accrued liabilities	29,462	28,117
Current maturities of long-term debt	81,926	9,557
Due to affiliates	1,696	2
Total current liabilities	125,615	46,310
Long-term debt	218,835	290,740
Note payable to affiliate	23,654	9,154
Deferred tax liabilities, net	27,423	28,201
Other liabilities	3,194	3,323
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 39,380,729 shares issued and outstanding at September 30, 2005 and December 31, 2004	394	394
Additional paid-in capital	374,780	374,780
Revaluation capital	333,199	333,199
Accumulated deficit	(495,304)	(471,950)
Accumulated other comprehensive income	5,035	6,509
Total stockholders' equity	218,104	242,932
Total liabilities and stockholders' equity	$616,825	$620,660

See accompanying notes.

PANAVISION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2005	2004
Operating activities
Net loss from continuing operations	$(23,354)	$(17,409)
Adjustments to derive net cash provided by (used in) operating activities:
Depreciation and amortization	33,154	29,811
Write-off of deferred financing costs	—	3,436
Gain on dispositions of property and equipment	(1,149)	(2,708)
Amortization of deferred financing costs	929	812
Dividends received from equity investments	—	1,112
Deferred income tax benefit	—	(6,069)
Changes in operating assets and liabilities:
Accounts receivable	(10,702)	(3,400)
Inventories	(148)	(2,516)
Prepaid expenses and other current assets	100	(1,933)
Accounts payable	2,537	3,071
Accrued liabilities	1,345	(337)
Due from related parties	(4)	(1)
Due to related parties	—	(711)
Other, net	1,109	(2,349)
Net cash provided by operating activities	5,511	809
Investing activities
Capital expenditures	(21,310)	(18,766)
Net proceeds from sale of EFILM	—	25,300
Net change in restricted cash	—	(10,889)
Proceeds from collection of notes receivable	—	3,729
Acquisitions of businesses	—	(7,782)
Proceeds from dispositions of fixed assets	1,936	3,601
Net cash used in investing activities	(19,374)	(4,807)
Financing activities
Borrowings under Amended and Restated Credit Agreement	—	135,600
Proceeds from issuance of Senior Notes	—	100,000
Borrowings under note payable to affiliate	14,500	7,995
Proceeds from long-term borrowings	5,483	—
Repayments of long-term debt	(8,833)	(262,318)
Deferred financing costs	(562)	(1,538)
Capital contribution, net of transaction costs	—	22,730
Net cash provided by financing activities	10,588	2,469
Effect of exchange rate changes on cash	(286)	(78)
Net decrease in cash and cash equivalents	(3,561)	(1,607)
Cash and cash equivalents at beginning of period	6,593	6,770
Cash and cash equivalents at end of period	$3,032	$5,163

See accompanying notes.

PANAVISION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Supplemental cash flow information (in thousands)
Interest paid during the period	$25,165	$24,162
Income taxes paid during the period	$1,211	$1,219

Supplemental non-cash activities

The Company entered into transactions that affected the recorded amounts of assets and liabilities without involving a current payment or receipt of cash, and, as such, these transactions are not reflected in the Statements of Cash Flows. During the nine months ended September 30, 2005 and 2004, the Company entered into the following non-cash transactions:

(in thousands)	Nine Months Ended September 30,
	2005	2004
Asset additions financed through capital leases	$1,200	$6,200
Asset additions financed with debt	$4,000	$—
Promissory notes received from asset sales	$—	$6,500

As described in Note 4 of the Notes to Condensed Consolidated Financial Statements, in January 2004, the Company issued to PX Holding Corporation ("PX Holding") 1,381,690 shares of new Series E Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share, in exchange for 1,381,690 shares of Series A Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share, which constituted all of the then-outstanding Series A Preferred Stock.

As described in Note 4 of the Notes to Condensed Consolidated Financial Statements, in January 2004, the Company issued to PX Holding 215,274 shares of new Series D Cumulative Pay-in-Kind Preferred Stock, par value $0.01 per share, in exchange for, among other consideration, 159,644 shares of Series C Cumulative Pay-in-Kind Preferred Stock, par value $0.01, held by PX Holding, which constituted all of the then-outstanding Series C Preferred Stock. The other consideration included the contribution or retirement of various related party notes and MacAndrews & Forbes Holdings Inc.'s one-third interest in the common stock of PANY Rental, Inc. Total book value, which approximated fair value, of such other non-cash consideration was approximately $19.0 million.

See accompanying notes.

PANAVISION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Preparation

The Company is an indirect majority-owned subsidiary of MacAndrews & Forbes Holdings Inc. (‘‘MacAndrews & Forbes Holdings’’), formerly known as Mafco Holdings Inc., a corporation whose sole stockholder is Ronald O. Perelman. The Company’s principal business operations are conducted through its subsidiaries.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2004 Annual Report on Form 10-K.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The condensed consolidated financial statements include the accounts of Panavision and its subsidiaries. All significant intercompany amounts and transactions among Panavision and its subsidiaries have been eliminated.

Certain amounts in previously issued financial statements have been reclassified to conform to the 2005 presentation. Additionally, the Company reviewed the components of its reported cost of rentals and sales and determined that certain reclassifications were appropriate to better reflect the operating costs related to revenues. Effective April 2005, freight charges, which had previously been reported as selling, general and administrative (‘‘SG&A’’) costs, are now presented as cost of rentals and sales. Facilities-related costs, such as rents, utilities and maintenance, which had previously been allocated using various methodologies to either cost of rental assets produced or among cost of sales, SG&A and research and development expenses, are now only allocated to cost of rental assets produced with the remaining unallocated amount all charged to SG&A. All prior periods have been reclassified to conform to the current classification. The effect of the reclassification was to reduce cost of sales, increase SG&A and reduce other line items in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Increase (Decrease)
Three Months Ended	Cost of Rentals & Sales	SG&A	Other
March 31, 2005	$(1,526)	$1,597	$(71)
March 31, 2004	$(2,096)	$2,109	$(13)
June 30, 2004	$(1,932)	$2,035	$(103)
September 30, 2004	$(1,860)	$1,951	$(91)

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

PANAVISION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    Inventories

Inventories consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Finished goods	$2,566	$2,476
Work-in-process	280	315
Component parts	5,277	4,664
Spare parts and supplies	1,093	1,409
Goods purchased for resale	5,858	6,062
Total inventories	$15,074	$14,926

4.    Long-Term Debt

Long-term debt, including current maturities, consists of the following (in thousands):

	September 30, 2005	December 31, 2004
Amended and Restated Credit Agreement	$120,279	$125,694
12.50% Senior Notes Due 2009	101,121	100,597
9 5/8% Senior Subordinated Discount Notes Due 2006	64,883	65,084
Second MacAndrews Line principal	23,654	9,154
Other (including capitalized lease obligations)	14,478	8,922
	324,415	309,451
Less: Current maturities	81,926	9,557
Total Long-Term Debt	$242,489	$299,894

The Company does not have any off-balance sheet financing arrangements.

    9 5/8% Notes

The 9 5/8% Senior Subordinated Discount Notes Due 2006 (‘‘9 5/8% Notes’’) were issued at a discount representing a yield to maturity of 9 5/8%. There were no periodic or interest payments through February 1, 2002. Thereafter, they bear interest at a rate of 9 5/8% per annum, payable semi-annually on February 1 and August 1 of each year, commencing August 1, 2002. The 9 5/8% Notes are due February 1, 2006, and are reflected as a component of current maturities.

    MacAndrews Lines

On August 13, 2003, MacAndrews & Forbes Inc., (formerly MacAndrews & Forbes Holdings Inc.) agreed to amend an existing line of credit provided to Panavision to increase the amount available for borrowing from $4.0 million to $10.0 million and extend the maturity date to August 31, 2006 (as amended, the ‘‘MacAndrews Line’’). In connection with an amendment to Panavision's Prior Credit Agreement (as defined below), on November 12, 2003, MacAndrews & Forbes Inc. agreed to provide a second revolving line of credit (the ‘‘Second MacAndrews Line’’) in the amount of $10.0 million at a rate equal to 50 basis points above the rate provided for in the revolving facility pursuant to the Prior Credit Agreement and a maturity date of April 15, 2004. As described below, in connection with the January 2004 Refinancing (as defined below), (i) amounts outstanding under the MacAndrews Line were retired in exchange for shares of new Series D Cumulative Pay-in-Kind Preferred Stock, par value $0.01 per share (the ‘‘Series D Preferred Stock’’) and (ii) MacAndrews & Forbes Inc. increased the amount of the Second MacAndrews Line to $20.0 million and extended the maturity date to April 16, 2009. On March 30, 2005,

PANAVISION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.    Long-Term Debt (continued)

the Second MacAndrews Line was amended and restated to increase the amount to $32.0 million. As of September 30, 2005, Panavision had drawn approximately $24.9 million under the Second MacAndrews line, including accrued interest of $1.3 million.

    Prior Credit Agreement

On June 4, 1998, Panavision entered into a Credit Agreement with a syndicate of lenders (as subsequently amended on September 30, 1998, June 30, 1999, March 15, 2002, June 14, 2002, September 30, 2002, March 25, 2003 and November 12, 2003, the ‘‘Prior Credit Agreement’’). Panavision’s obligations under the Prior Credit Agreement were secured by substantially all of Panavision’s assets. The Prior Credit Agreement comprised two facilities, the Term Facility and the Revolving Facility. As described below, the Prior Credit Agreement was replaced with the Amended and Restated Credit Agreement pursuant to the January 2004 Refinancing.

January 2004 Refinancing — 12.50% Senior Notes Due 2009 and Amended and Restated Credit Agreement

On January 16, 2004, Panavision consummated a series of transactions to refinance its indebtedness under the Prior Credit Agreement (the ‘‘January 2004 Refinancing’’). As part of the January 2004 Refinancing, Panavision sold, in a private placement, $104.2 million of senior secured notes (the ‘‘Senior Notes’’) bearing interest at a rate of 12.50%, payable quarterly, with a maturity date of January 16, 2009. The Senior Notes were sold at an original issue discount of approximately 4% for an aggregate purchase price of $100.0 million. The Senior Notes are secured by a second-priority lien on substantially all of the Company’s assets. The indenture pursuant to which the Senior Notes were issued (the ‘‘2004 Indenture’’) requires that, among other provisions, Panavision achieve certain EBITDA levels and abide by certain other restrictive covenants, including limitations on indebtedness, liens, disposition of assets, and certain restricted payments including dividends to stockholders. Upon certain events of default under the 2004 Indenture, the Senior Notes will bear interest at 2.5% above the rate otherwise applicable.

As part of the January 2004 Refinancing, Panavision issued to PX Holding 215,274 shares of new Series D Preferred Stock in exchange for (a) 159,644 shares of Series C Cumulative Pay-in-kind Preferred Stock, par value $0.01 per share (the ‘‘Series C Preferred Stock’’), of Panavision, held by PX Holding (together with approximately $13.2 million of accumulated dividends thereon); (b) $23.0 million in cash; (c) the retirement of all principal and interest (an aggregate of $10,180,930) owed as of January 16, 2004 under the MacAndrews Line; (d) 33.3 shares of common stock of PANY Rental Inc. (‘‘PANY Rental’’) having a fair market value of $0.7 million (such that, as of January 16, 2004, Panavision owned 100% of the outstanding shares of PANY Rental); (e) the retirement of all amounts (consisting of $630,780 in principal and $82,913 in accrued and unpaid interest) owed by PANY Rental to PX Holding pursuant to a certain promissory note held by PX Holding; and (f) the retirement of all amounts (consisting of $7.8 million in principal and unpaid interest) owed to MacAndrews & Forbes Holdings under a certain promissory note in the principal amount of $6.7 million, dated July 1, 2002, issued by Panavision to M & F Worldwide Corp. and subsequently acquired by MacAndrews & Forbes Holdings. Panavision also issued to PX Holding 1,381,690 shares of new Series E Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share, (the ‘‘Series E Preferred Stock’’) in exchange for 1,381,690 shares of Series A Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share (the ‘‘Series A Preferred Stock’’). As a result of the January 2004 Refinancing transactions, all of the outstanding shares of Series A and Series C Preferred Stock were transferred to Panavision. In addition, MacAndrews & Forbes Inc. increased the amount of the Second MacAndrews Line to $20.0 million and extended the maturity date to April 16, 2009.

Panavision used proceeds from the sale of the Senior Notes and the issuance of Series D Preferred Stock to reduce the indebtedness under the Prior Credit Agreement by $115.4 million, and replaced the

PANAVISION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.    Long-Term Debt (continued)

Prior Credit Agreement with an Amended and Restated Credit Agreement (the ‘‘Amended and Restated Credit Agreement’’) with the lenders under the Prior Credit Agreement. The Amended and Restated Credit Agreement provides for a single term loan facility in the principal amount of $135.6 million repayable in quarterly installments with a final maturity of January 12, 2007, except that the term facility shall be due on December 1, 2005 if any of the 9 5/8% Notes remain outstanding on that date. However, on November 14, 2005, the Lenders under the Amended and Restated Credit Agreement agreed to extend this December 1, 2005 date to January 5, 2006, provided that, on or before December 1, 2005, the Company (a) deposits into a designated account an amount not less than an amount equal to the principal outstanding and accrued interest through the date of redemption of the 9 5/8% Notes, and (b) mails a notice of redemption to the holders of the 9 5/8% Notes indicating that the Company intends to redeem all outstanding 9 5/8% Notes on or before January 5, 2006. PX Holding has committed (the ‘‘9 5/8% Notes Commitment’’), in the event that the 9 5/8% Notes are not repaid, retired or refinanced prior to December 1, 2005, or the applicable provision of the Amended and Restated Credit Agreement is not amended by such time such that Panavision's term loans do not become immediately due and payable, to provide financial support sufficient to allow the repayment, retirement or refinancing of the 9 5/8% Notes. Panavision is currently in the process of negotiating a debt financing arrangement with PX Holding that will provide funds to enable the Company to redeem the outstanding 9 5/8% Notes on or before January 5, 2006, as described above.

The term facility under the Amended and Restated Credit Agreement bears interest at either the ABR or Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) plus a margin of 5.25% in the case of ABR loans or 6.25% in the case of Eurodollar Loans.

The term facility under the Amended and Restated Credit Agreement is secured on substantially the same basis as indebtedness under the Prior Credit Agreement. In connection with the Amended and Restated Credit Agreement, Panavision paid fees to lenders and professional advisors of approximately $3.5 million, including an original issue discount fee of approximately $2.0 million. Approximately $3.1 million of the fees paid were expensed in 2004.

Under the Amended and Restated Credit Agreement, Panavision is required to repay $7.2 million in principal in 2005 of which $5.4 million has been repaid through September 30, 2004. In addition, the Company will be required to repay $7.2 million in 2006.

The Amended and Restated Credit Agreement revised certain financial tests and other restrictive covenants set forth in the Prior Credit Agreement, including required EBITDA (as defined therein), limitations on indebtedness, and other provisions. As defined in the Amended and Restated Credit Agreement and 2004 Indenture, EBITDA includes adjustments for certain severance expenses, refinancing expenses, foreign exchange gain or loss, other non-cash charges and the pro forma effect of acquisitions and dispositions.

The required level of EBITDA, as defined in the Amended and Restated Credit Agreement and the 2004 Indenture, for the last twelve months in the period ended September 30, 2005, was $54.0 million pursuant to the Amended and Restated Credit Agreement and $50.0 million pursuant to the 2004 Indenture. The Company met the required levels of EBITDA for the twelve-month period ended September 30, 2005.

    Amendments to Amended and Restated Credit Agreement and 2004 Indenture

EFILM Proceeds Amendment

Principally to provide a mechanism for the reinvestment of the proceeds of the sale of EFILM, LLC (‘‘EFILM’’), on August 11, 2004, Panavision and the other parties to the Amended and Restated Credit Agreement entered into an amendment and waiver to the Amended and Restated Credit Agreement

PANAVISION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.    Long-Term Debt (continued)

(‘‘First Amendment and Waiver’’). To provide a similar mechanism for the reinvestment of the proceeds of the sale of EFILM under the 2004 Indenture, on August 11, 2004, Panavision and Wilmington Trust Company, as Trustee, entered into a supplemental indenture (‘‘Supplemental Indenture’’). On September 30, 2004, upon repayment of $1.3 million to Federal Financial Credit Inc. of amounts owed by PANY Rental with part of the proceeds of the sale of EFILM, PANY Rental and its wholly-owned subsidiary TFN Lighting Corp. became guarantors under the Amended and Restated Credit Agreement and the 2004 Indenture in accordance with the terms of those debt instruments.

Preferred Stock Exchange

On November 16, 2004, Panavision issued 30,610,810 shares of common stock, par value $.01 per share (‘‘Common Stock’’), to PX Holding, in exchange for all Series D Preferred Stock and all Series E Preferred Stock held by PX Holding (the ‘‘Exchange’’). The Exchange was completed pursuant to a letter agreement, dated November 16, 2004, between Panavision and PX Holding (the ‘‘Letter Agreement’’).

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

WFW Asset Acquisition

In connection with the Panavision acquisition of the William F. White International Inc. camera inventory in Canada (the ‘‘WFW Acquisition’’), Panavision entered into a Third Amendment, dated as of December 29, 2004 with respect to Panavision’s Amended and Restated Credit Agreement. In addition, in connection with the WFW Acquisition, Panavision entered into a Fourth Supplemental Indenture, dated as of December 29, 2004, with respect to the 2004 Indenture.

PANAVISION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.    Long-Term Debt (continued)

March 2005 Amendment

Panavision entered into a Fourth Amendment, dated as of March 30, 2005, to the Amended and Restated Credit Agreement and Fifth Supplemental Indenture, dated as of March 30, 2005, with respect to the 2004 Indenture. This amendment and indenture supplement was entered into principally to (a) reduce required EBITDA levels, as provided in the Amended and Restated Credit Agreement, to $52.0 million, $54.0 million, $54.0 million and $58.0 million for the twelve-month periods ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005, respectively; (b) extend the date on which the term facility under the Amended and Restated Credit Agreement shall be due if the 9 5/8% Notes remain outstanding from September 1, 2005 to December 1, 2005; (c) increase the limitation on capital expenditure, as defined in the Amended and Restated Credit Agreement, from $25.0 million to $37.5 million for the twelve-month period ended December 31, 2005; and (d) permit the increase of the Second MacAndrews Line to $32.0 million.

    GE Term Loan & Security Agreement

On June 14, 2005, Panavision entered into a term loan and security agreement (‘‘GE Term Loan & Security Agreement’’) with General Electric Capital Corporation (‘‘GE’’) pursuant to which GE shall make available to Panavision term loans in aggregate principal amount not exceeding $10 million and maturing September 14, 2006 for the purchase of digital cameras and equipment. Panavision's obligations pursuant to the GE Term Loan & Security Agreement are guaranteed by MacAndrews & Forbes Holdings and secured by a first priority security interest in the cameras and related equipment purchased with the proceeds of the term loans. As of September 30, 2005, there were term loans outstanding of approximately $4.9 million (after repayment of $1.2 million). In October 2005, the Company borrowed an additional $1.0 million under the GE Term Loan & Security Agreement, leaving a balance of $2.9 million available to be borrowed no later than December 31, 2005.

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

The Series A Preferred Stock was voting and was entitled to non-cumulative dividends at a rate of $0.05 per share per annum payable, if declared, quarterly on each March 31, June 30, September 30 and December 31. In addition, the Series A Preferred Stock had also participated pro rata on a share-for-share basis with the Common Stock with respect to any dividends declared or paid on the Common Stock.

As a result of the January 2004 Refinancing transactions, all of the outstanding shares of Series A and Series C Preferred Stock were transferred to the Company, and a Certificate of Elimination was filed for each series.

As described in Note 4 of this Quarterly Report on Form 10-Q and in Notes 12 and 13 of the Company’s 2004 Annual Report on Form 10-K, in November 2004, the Company issued to PX Holding

PANAVISION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

30,610,810 shares of Common Stock, par value $0.01 per share, in exchange for all Series D and Series E Preferred Stock outstanding. A Certificate of Elimination was filed for each series. At September 30, 2005, the Company does not have any preferred stock issued and outstanding.

6. Segment Information

The Company has one reportable segment, the rental of camera systems, lighting systems and other equipment, and the sales of related products. These activities are conducted through the Company’s owned-and-operated facilities and its network of independent distributors in a number of geographic locations principally in North America and the United Kingdom. The relative proportion of revenues from individual geographic locations has not changed significantly during the three-month and nine-month periods ended September 30, 2005 from that disclosed in Note 8 of the Company’s 2004 Annual Report on Form 10-K. No one customer accounted for more than 10 percent of the Company’s consolidated net revenues for the three-month and nine-month periods ended September 30, 2005 and September 30, 2004.

7. Net Loss Per Share

For the three-month and nine-month periods ended September 30, 2005 and 2004, the basic and diluted per share data is based on the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares, consisting of outstanding stock options and warrants, are not included in the diluted loss per share calculation since they are antidilutive.

The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net income (loss) from continuing operations	$(307)	$4,870	$(23,354)	$(17,409)
Series C Preferred Stock accumulated dividend	—	—	—	(765)
Series D Preferred Stock accumulated dividend	—	(5,631)	—	(15,610)
Numerators for basic and diluted loss per share attributable to common stockholders:
Net loss from continuing operations	(307)	(761)	(23,354)	(33,784)
Net income from discontinued operations	—	10,384	—	11,149
Net income (loss)	$(307)	$9,623	$(23,354)	$(22,635)
Denominator:
Denominator for basic income (loss) per share – weighted average shares	39,381	8,770	39,381	8,770
Effect of dilutive securities – Stock options and warrants	—	—	—	—
Denominator for diluted income (loss) per share – adjusted weighted average shares	39,381	8,770	39,381	8,770
Income (loss) per share – basic and diluted: Continuing operations	$(0.01)	$(0.09)	$(0.59)	$(3.85)
Discontinued operations	—	1.19	—	1.27
Income (loss) per share – basic and diluted	$(0.01)	$1.10	$(0.59)	$(2.58)

PANAVISION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(307)	$15,254	$(23,354)	$(6,260)
Foreign currency translation adjustment	282	2,123	(1,474)	(318)
Total comprehensive income (loss)	$(25)	$17,377	$(24,828)	$(6,578)

9. Stock-Based Benefits

The Company follows the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’), which permits the Company to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB 25’’), and disclose the pro forma effects on net income or loss had the fair value of the options been expensed.

In December 2002, SFAS No. 148, ‘‘Accounting for Stock-Based Compensation-Transition and Disclosure’’ (‘‘SFAS 148’’) was issued. SFAS 148 amends SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company has complied with the disclosure requirements of SFAS 148.

In December 2004, SFAS No. 123R, ‘‘Share-Based Payment’’ was issued which sets accounting requirements for share-based compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. The Company will be required to adopt SFAS No. 123R as of January 1, 2006 and does not expect the adoption to have a material impact.

Had the Company applied the fair value recognition provision of SFAS 123 to stock-based employee compensation, there would have been no effect on reported net loss or net loss per share for the three-month and nine-month periods ended September 30, 2005 and 2004. The Company did not provide stock-based employee compensation during these periods.

10.    Other Income, Net

The components of Other income, net for the three-month and nine month-periods ended September 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net gain on sales of property and equipment	$148	$226	$665	$2,050
Insurance settlements	484	1,065	484	1,065
Income (loss) of equity affiliates	—	30	—	(72)
Fees from related party	105	315	315	315
Other	57	141	29	282
Total	$794	$1,777	$1,493	$3,640

PANAVISION INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.    Discontinued Operations

In August 2004, the Company disposed of its 80% interest in EFILM. Accordingly, both EFILM and its holding company LPPI,LLC are presented as discontinued operations in the condensed consolidated financial statements and the accompanying notes.

Revenue and income before income taxes from discontinued operations for the three-month and nine-month periods ended September 30, 2005 and 2004 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$—	$2,636	$—	$15,488
Income before income taxes	$—	$328	$—	$$1,177

12.    Related Party Transactions

On April 8, 2005, Panavision Europe Limited (‘‘PVE’’), a subsidiary of the Company, entered into an operating lease arrangement with a related party, PX(UK) Limited (‘‘PX(UK)’’), a subsidiary of PX Holding, whereby PVE leased from PX(UK) certain camera and lighting equipment (the ‘‘PX(UK) Equipment’’). The Company believes the rental payments called for in the lease are on arms-length terms. For the three-month and nine-month periods ended September 30, 2005, PVE incurred rental charges of $450,000 and $655,000, respectively, relating to the PX(UK) Equipment, of which approximately $300,000 remained outstanding at September 30, 2005. In addition, in accordance with the operating lease arrangements, PX(UK) reimbursed PVE for approximately $110,000 of costs incurred by PVE in relation to the preparation of the PX(UK) Equipment for rental to PVE’s customers.

As discussed in Note 4, Long-Term Debt, the Company’s obligations pursuant to the GE Term Loan & Security Agreement are guaranteed by MacAndrews & Forbes Holdings.

Reference is also made to Note 18 of the Company’s 2004 Annual Report on Form 10-K which describes additional related party transactions the Company has entered into directly or indirectly with MacAndrews & Forbes Holdings.

13.    Subsequent Event

Panavision entered into a Fifth Amendment, dated as of November 14, 2005, to the Amended and Restated Credit Agreement (the ‘‘Fifth Amendment’’). Prior to the Fifth Amendment, the Amended and Restated Credit Agreement provided that the final maturity of the term facility shall be January 12, 2007, except that the term facility shall become due and payable on December 1, 2005 if any of the 9 5/8% Notes remain outstanding on that date. Pursuant to the Fifth Amendment, the Lenders under the Amended and Restated Credit Agreement agreed to extend this December 1, 2005 date to January 5, 2006, provided that, on or before December 1, 2005, the Company (a) deposits into a designated account an amount not less than an amount equal to the principal outstanding and accrued interest through the date of redemption of the 9 5/8% Notes, and (b) mails a notice of redemption to the holders of the 9 5/8% Notes indicating that the Company intends to redeem all outstanding 9 5/8% Notes on or before January 5, 2006. Panavision is currently in the process of negotiating a debt financing arrangement with PX Holding that will provide funds to enable the Company to redeem the outstanding 9 5/8% Notes on or before January 5, 2006, as described above.

PANAVISION INC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In the following discussion, unless the context requires otherwise, the terms ‘‘Panavision,’’ ‘‘we,’’ ‘‘our,’’ ‘‘ours,’’ and ‘‘us’’ refer to Panavision Inc. and its subsidiaries.

Our revenue is derived from three sources: (i) camera rental operations, (ii) lighting rental operations, and (iii) sales and other revenue. Revenue from camera rental operations consists of the rental of camera systems, lenses and accessories to the motion picture and television industries through a network of owned-and-operated (‘‘O&O’’) rental offices located throughout North America, Europe and the Asia Pacific region, and through a network of independent distributors responsible for the rental of our equipment in locations not served by our O&O’s.

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

We consider revenue from international business to be that revenue which is generated from the rental of our equipment by productions that are located at production sites outside of the United States. We record the majority of our international business in the local currency (‘‘LC’’) of the office initiating the transaction. When LC-denominated activity is converted into U.S. dollars (‘‘US$’’) for presentation in the Condensed Consolidated Financial Statements, the change in the value of LCs relative to the US$ will have an impact on both the balance sheet and the revenues and costs analyzed below. While both rental revenues and costs of rental revenues in any given country will typically be affected in the same manner, a change in gross margin can be amplified or mitigated by the effect of foreign exchange rate changes.

Recent acquisition and divestiture activity has affected the quarter-to-quarter and period-to-period comparisons. In May 2004, we sold our lighting assets in Canada, thereby exiting the lighting business in that country. In August 2004, we purchased Technovision France (‘‘Technovision’’), a film equipment rental company in Paris. Results of Technovision operations have been consolidated effective August 14, 2004. On September 16, 2004, we purchased the outstanding 49% interest in DHD Ventures, LLC (‘‘DHD’’), making DHD our wholly-owned subsidiary, at which point we began consolidating DHD’s results of operations. Prior to this purchase DHD was reported using the equity method of accounting. In December, 2004, we purchased all the film, high definition and video camera equipment of William F. White International Inc. (‘‘WFW’’) in Canada. Additionally, in April 2005, Panavision Europe Limited (‘‘PVE’’) entered into an operating lease arrangement with a related party, PX (UK) Limited (‘‘PX (UK)’’), a subsidiary of PX Holding Corporation (‘‘PX Holding’’), whereby PVE leases certain camera and lighting equipment (the ‘‘PX (UK) equipment’’) from PX (UK) in the United Kingdom.

Accordingly, the three-month and nine-month periods ended September 30, 2005 include revenues and costs from Technovision, DHD, the WFW assets and the PX (UK) Equipment but no revenue or costs from the Canadian lighting rental operation. The three-month period ended September 30, 2004 includes operating revenues and costs from DHD and Technovision from the respective dates of acquisition and $0.3 million of commission revenue from DHD but no revenues and costs from the WFW assets or the Canadian lighting rental operation. The nine-month period ended September 30, 2004 includes revenue and costs from the Canadian lighting operation, operating revenues and costs from DHD and

PANAVISION INC.

Technovision from the respective dates of acquisition, and $1.1 million of commission revenue from DHD, but no revenues and costs from the WFW assets and the PX (UK) Equipment.

The company reviewed the components of its reported cost of rentals and sales and determined that certain reclassifications were appropriate to better reflect the operating costs related to revenues. Freight charges, which had previously been reported as selling, general and administrative (‘‘SG&A’’) costs, are now presented as cost of rentals and sales. Facilities-related costs, such as rents, utilities and maintenance, which had previously been allocated using various methodologies to either cost of rental assets produced or among cost of sales, SG&A and research and development expenses, are now only allocated to cost of rental assets produced with the remaining unallocated amount all charged to SG&A. All prior periods have been reclassified to conform to the current classification. The effect of the reclassification was to reduce cost of sales, increase SG&A and reduce other line items in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Increase (Decrease)
Three Months Ended	Cost of Rentals & Sales	SG&A	Other
March 31, 2005	$(1,526)	$1,597	$(71)
March 31, 2004	$(2,096)	$2,109	$(13)
June 30, 2004	$(1,932)	$2,035	$(103)
September 30, 2004	$(1,860)	$1,951	$(91)

This section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2004 and the Critical Accounting Policies as disclosed under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004

The following discussion and analysis covers the Company’s consolidated results of operations for the third fiscal quarter of 2005 as compared to the same quarter of 2004.

The US$ weakened, comparing the quarter ended September 30, 2005 with the quarter ended September 30, 2004, against most major foreign currencies in countries where we do business with the notable exception of the Pound Sterling. The following table presents the average exchange rates we used during the respective quarters of 2005 and 2004 in translating LC-denominated activity (US$: 1 LC).

Quarter Ended September 30,	U. K. Pound Sterling	Australian Dollar	New Zealand Dollar	Euro	Canadian Dollar
2005	1.7808	0.7580	0.6902	1.2154	0.8282
2004	1.8074	0.7037	0.6466	1.2131	0.7621
Increase (decrease) vs. US$	(1.5)%	7.7%	6.7%	0.2%	8.7%

These currency rate changes have had a significant impact on the amounts of rental revenues, costs of revenues, and operating costs translated from LC into US$. Management believes it provides insight into operational performance to review the results of operations after taking into account the effects of exchange rate changes on LC amounts translated into US$ and, accordingly, in addition to information as to results of operations prior to giving effect to such exchange rate changes, we have included that information in the following discussion.

PANAVISION INC.

Camera Rental Operations

	Quarter Ended September 30,		Increase (Decrease)
(in thousands)	2005	2004		%
Rental revenue	$41,760	$33,552	$8,208	24.5%
Cost of rentals	20,277	16,951	3,326	19.6%
Gross margin	$21,483	$6,601	$4,882	29.4%
Cost %	48.6%	50.5%

The main factors underlying the increase in camera rental revenue were additional revenue from the acquisitions of DHD, Technovision, the WFW assets and the PX (UK) Equipment, increased revenue from the television, feature films and commercial sectors and the positive translation effect of foreign exchange rate changes. As the WFW and Technovision assets have been integrated into our respective regional operations, the impact of their utilization cannot be accurately quantified however we believe it has been accretive to revenue. After taking into account the effects of currency translation and the DHD acquisition described above, camera rental revenue increased approximately $6.6 million, such increase coming from increases in camera rental revenue from television, feature films, commercials and other camera rentals of approximately $3.1 million, $2.3 million, $0.9 million and $0.3 million, respectively. The weakening of the US$, primarily against the Canadian dollar, increased camera rental revenue by approximately $0.9 million, and we estimate the impact of the DHD acquisition on camera revenues was approximately $0.7 million.

On a regional basis, feature film increases in Canada, Asia Pacific and the U.S. were partially offset by a decline Europe. The improvement in Canada was due to an overall increase in both the level of production activity and Panavision’s share of activity, while the improvement in the Asia Pacific region was due to an increase in the number of major feature films, including one feature that has been shooting throughout 2005 which marks the first utilization of our GENESIS® digital camera system on a large-scale feature production. Television revenues increased as a result of an increase in the numbers of high production value one-hour drama productions, an increase in original programming for cable networks and a recent increase in the number of scripted television productions relative to the reality programming that had become increasingly popular over the last few years. Reality shows tend to be lower-budget productions that, as a general rule, are less likely to use our cameras and lenses. The recent trend away from reality programming has contributed to the increase in television revenues. The increase in revenue from commercials was due primarily to the addition of the WFW assets in Canada.

Cost of camera rentals increased $0.2 million due to the translation effect of foreign exchange rate changes. After taking into account the effect of currency translation, cost of camera rentals increased $3.1 million. Approximately $1.8 million of the increase related to increased depreciation charges primarily arising from the recent acquisitions of DHD, the WFW assets and Technovision. The primary components of the remaining $1.3 million increase were higher costs for subrentals (the cost of our having to rent additional equipment not currently available in our inventory), payroll-related costs, third-party commissions, freight, and repair and maintenance costs. The increases in subrentals and third-party commissions were principally related to increased business volume, while the increase in payroll-related costs, freight, and repair and maintenance costs in part was due to the acquisitions of the WFW assets, the PX (UK) Equipment and Technovision.

After taking into account the positive effect of currency changes of $0.7 million, camera rental gross margin increased approximately $4.2 million. The increase was related to the increased revenue from television and the deployment of the WFW assets during the third quarter of 2005 compared with the third quarter of 2004.

PANAVISION INC.

Lighting Rental Operations

	Quarter Ended September 30,		Increase (Decrease)
(in thousands)	2005	2004		%
Rental revenue	$12,997	$10,711	$2,286	21.3%
Cost of rentals	9,453	8,536	917	10.7%
Gross margin	$3,544	$2,175	$1,369	62.9%
Cost %	72.7%	79.7%

After taking into account a $0.1 million increase from the positive effects of foreign currency rate changes, lighting rental revenue increased $2.2 million. Revenues from the Asia Pacific region improved $1.6 million due to an increase in major feature films, along with smaller increases in revenue from Lee Lighting in the United Kingdom due to the PX (UK) Equipment and lighting operations in the United States.

The effect of foreign currency rate changes decreased the cost of lighting rentals by $0.1 million, but was more than offset by cost increases of approximately $1.0 million, consisting primarily of increased subrental costs in Asia Pacific and rental costs related to the leasing arrangement with PX (UK) at Lee Lighting.

The improvement in gross margin was due to higher margin major feature films in the Asia Pacific region.

Sales and Other

	Quarter Ended September 30,		Increase (Decrease)
(in thousands)	2005	2004		%
Sales and other revenue	$9,535	$9,691	$(156)	(1.6)%
Cost of sales	5,130	5,832	(702)	(12.0)%
Gross margin	$4.405	$3,859	$546	14.1%
Cost %	53.8%	60.2%

After taking into account a $0.1 million increase from the positive effects of foreign currency rate changes, sales and other revenue declined $0.3 million. Revenues from Lee Filters, with operations in both the United Kingdom and United States, increased $0.7 million but were offset by declines in the sales related to camera rental operations in turn related to a decrease in major feature film activity. The improvement at Lee Filters was due primarily to several non-recurring large-volume sales of special effects glasses that ended during the third quarter of 2005.

After taking into account a $0.1 million increase from the positive effects of foreign currency rate changes, cost of sales and other decreased $0.8 million related to the revenue declines in the U.K. and Asia Pacific region, and the completion of production of the special effects glasses.

PANAVISION INC.

Operating Costs

	Quarter Ended September 30,		Increase (Decrease)
(in thousands)	2005	2004		%
Selling, general and administrative	$18,116	$16,799	$1,317	7.8%
Research and development	1,367	1,237	130	10.5%

$0.2 million of the increase in SG&A expenses was the result of foreign exchange rate changes. After taking this item into account, SG&A expenses increased $1.1 million compared to the corresponding quarter of 2004. The primary component related to an increase in incentive compensation accruals in 2005 as compared to 2004.

Interest, Taxes and Other

	Quarter Ended September 30,		Favorable (Unfavorable) Change
(in thousands)	2005	2004
Interest expense	$(9,217)	$(8,013)	$(1,204)
Interest income	87	31	56
Foreign exchange loss	(455)	(562)	107
Refinancing expense	—	(55)	55
Other income, net	794	1,777	(983)
Income tax (provision) benefit	(1,465)	7,093	(8,558)

The increase in interest expense primarily reflected higher effective interest rates during the 2005 third quarter, in addition to slightly higher average debt balances compared to the corresponding quarter of 2004. The higher average debt balances resulted from an increase in borrowings, primarily capital leases and borrowings from affiliates partially offset by scheduled principal payments of outstanding debt.

Foreign exchange activity resulted in a slightly lower loss for the quarter ended September 30, 2005 as compared with the quarter ended September 30, 2004. The decrease was primarily due to the effects of the fluctuating foreign currencies on the foreign currency-denominated intercompany balances held in the United States.

Other income, net decreased approximately $1.0 million due primarily to lower gains on insurance settlements compared with the same quarter of the prior year.

The income tax provision for the quarter ended September 30, 2005 comprises income taxes on profitable foreign operations and foreign taxes withheld in the relevant jurisdictions. The Company did not recognize any net benefit from current tax losses as uncertainty as to future utilization resulted in an increase to the allowance against deferred tax assets in the same amount as additional deferred tax assets generated. For the quarter ended September 30, 2004 the Company recorded a $7.1 million tax benefit from continuing operations comprising three items: a $1.1 million benefit related to domestic tax losses; a foreign tax benefit of $1.4 million related primarily to a change in estimated full-year income from foreign operations; and a reversal of the deferred tax valuation allowance of $4.6 million. As a result of the July 2004 sale of EFILM, the Company was able to utilize Net Operating Loss (NOL) carryforwards to offset the gain on sale of EFILM, resulting in a downward revision of the allowance against deferred tax assets. See Note 7 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for a discussion of the Company’s Tax Sharing Agreements.

Under applicable Internal Revenue Service regulations, as a result of the December 3, 2002 settlement of certain shareholder litigation related to the 2001 purchase of shares of the Company’s Common Stock from PX Holding by M & F Worldwide Corp. (the ‘‘M & F Settlement’’), the Company may not join in filing a consolidated federal income tax return with either MacAndrews & Forbes Holdings or the Company’s subsidiaries until May 2006 without consent from the Internal Revenue Service. Accordingly, since the December 3, 2002 effective date of the M & F Settlement, the Company

PANAVISION INC.

files separate federal income tax returns for the Company and incorporated subsidiaries. The Company does not believe that deconsolidation of its federal income tax returns has had or will have a material adverse effect on the Company’s business or financial condition.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

The following discussion and analysis covers the Company’s consolidated results of operations for the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004.

The US$ weakened, comparing the nine months ended September 30, 2005 with the nine months ended September 30, 2004, against most major foreign currencies in countries where we do business. The following table presents the average exchange rates we used during the respective periods of 2005 and 2004 in translating LC-denominated activity (US$: 1 LC).

Nine Months Ended September 30,	U. K. Pound	Australian Dollar	New Zealand Dollar	Euro	Canadian Dollar
2005	1.8469	0.7687	0.7072	1.2663	0.8143
2004	1.8160	0.7289	0.6509	1.2228	0.7525
Increase vs. US$	1.7%	5.5%	8.6%	3.6%	8.2%

These currency rate changes have had a significant impact on rental revenues, costs of revenues, and operating costs translated from LC into US$. Management believes it provides insight into operational performance to review the results of operations after taking into account the effects of exchange rate changes on LC amounts translated into US$ and, accordingly, we have included that information in the following discussion.

Camera Rental Operations

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2005	2004		%
Rental revenue	$106,784	$91,653	$15,131	16.5%
Cost of rentals	59,049	47,951	11,098	23.1%
Gross margin	$47,735	$43,702	$4,033	9.2%
Cost %	55.3%	52.3%

The main factors underlying the increase in camera rental revenue were additional revenue from the acquisitions of DHD, the WFW assets, the PX (UK) Equipment and Technovision, increased revenue from television and commercials and the positive translation effect of foreign exchange rate changes. As the WFW and Technovision assets have been integrated into our respective regional operations, the impact of their utilization cannot be accurately quantified but we believe it has been accretive to revenue.

After taking into account the effects of currency translation and the DHD acquisition described above, camera rental revenue increased approximately $10.7 million. Rental revenue increased from television, feature films, commercials and other camera revenue by approximately $5.0 million,$2.0 million, $1.7 million and $2.0 million, respectively. The weakening of the US$, primarily against Canadian and European currencies, increased camera rental revenue by approximately $2.9 million, and we estimate the impact of the DHD acquisition on camera rental revenues was an increase of approximately $1.5 million.

On a regional basis, the increase in television revenues took place primarily in the U.S., Canada, and Europe in relatively equal amounts. Television revenues in the U.S. increased as a result of an increase in the number of high production value one-hour dramas, an increase in original programming for cable networks and a recent increase in the number of scripted television productions relative to the reality programming that had become increasingly popular over the last few years. Reality shows tend to be lower-budget productions that, as a general rule, are less likely to use our cameras and lenses. The

PANAVISION INC.

increase in camera rental revenue from commercials was due primarily to the addition of the WFW assets in Canada. Revenue from feature films increased approximately $2.0 million as a $2.8 million decline in revenue from major feature films was more than offset by a $4.8 million increase in revenue from independent films. Other camera revenue increased $2.0 million due to an increase in agent revenues and the addition of Technovision, the WFW assets and the PX (UK) Equipment.

Cost of camera rentals increased in part as a result of depreciation charge increases of $5.0 million primarily related to the acquisitions of DHD, the WFW assets and Technovision. Other operating costs increased $5.2 million, primarily due to increases in payroll-related costs, equipment subrentals and third-party commissions of approximately $1.4 million, $2.0 million and $1.0 million, respectively. Additionally, severance costs of $0.4 million, reflecting personnel reductions to reduce fixed operating costs, increased operating costs during the period. The commissions are directly related to revenue increases while payroll and subrental costs are related to both increased rental activity and the recent acquisitions of the WFW assets, the PX(UK) Equipment and Technovision. Cost of camera rentals increased $0.9 million due to the translation effect of foreign exchange rate changes.

Lighting Rental Operations

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2005	2004		%
Rental revenue	$34,282	$29,781	$4,501	15.1%
Cost of rentals	25,849	25,140	709	2.8%
Gross margin	$8,433	$4,641	$3,792	81.7%
Cost %	75.4%	84.4%

After taking into account a $0.7 million increase from the positive effects of foreign currency rate changes, lighting rental revenue increased $3.8 million. Lighting revenue from the Asia Pacific region improved $4.0 million primarily due to an increase in major feature films in the region. A significant decline of $4.0 million in revenues from major feature films in Europe was more than offset by increases in revenues of $4.3 million from television, independent films and other lighting revenues. U.S. Lighting revenues declined $0.1 million. Also, 2004 results included approximately $0.4 million of lighting revenues from Canada prior to the May 2004 sale of all our lighting assets in that country.

Cost of lighting rentals increased $0.3 million compared with the corresponding 2004 period after taking into account a $0.4 million increase from the effect of foreign currency rate changes. Cost increases totaling $1.2 million in the Asia Pacific region associated with increased revenues were partially offset by $0.3 million of cost declines in the U.S., a $0.3 million decline in depreciation expense at Lee Lighting in the United Kingdom, and the absence of lighting costs from Canada of $0.5 million. The improvement in gross margin was due to higher margin major feature films in the Asia Pacific region.

PANAVISION INC.

Sales and Other

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2005	2004		%
Sales and other revenue	$31,183	$28,352	$2,831	10.0%
Cost of sales	18,049	16,733	1,316	7.9%
Gross margin	$13,134	$11,619	$1,515	13.0%
Cost %	57.9%	59.0%

After taking into account a $0.8 million increase from the positive effects of foreign currency rate changes, sales and other revenue increased $2.0 million. Revenues from Lee Filters, with operations in both the United Kingdom and United States, increased $2.5 million, partially offset by declines in other regions. The improvement at Lee Filters was due primarily to several non-recurring large-volume sales of special effects glasses that ended in the third quarter of 2005. The decline in other regions was due primarily to the overall decline in sales of accessories and consumables related to major feature film activity.

Cost of sales and other increased $0.7 million from the positive effects of foreign currency rate changes, with the balance of the change primarily related to the increase in Lee Filters revenues.

Operating Costs

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2005	2004		%
Selling, general and administrative	$58,505	$52,290	$6,215	11.9%
Research and development	4,289	3,999	290	7.3%

$1.1 million of the increase in SG&A expenses were the result of foreign exchange rate changes. After taking this item into account, SG&A expenses increased $5.1 million compared to the corresponding period of 2004. The majority of the increase related to severance costs of approximately $2.9 million in connection with the departure of several senior employees, including departures that were part of the Company’s effort to reduce operating costs. The balance of the increase related to additional SG&A expenses associated with the operations of Technovision and the WFW assets.

Interest, Taxes and Other

	Nine Months Ended September 30,		Favorable (Unfavorable) Change
(in thousands)	2005	2004
Interest expense	$(26,484)	$(23,788)	$(2,696)
Interest income	272	241	31
Foreign exchange loss	(1,551)	(77)	(1,474)
Refinancing expense	(154)	(6,525)	6,371
Other income, net	1,493	3,640	(2,147)
Income tax (provision) benefit	(3,438)	5,427	(8,865)

The increase in interest expense primarily reflected higher effective interest rates during the first nine months of 2005 along with slightly higher average debt balances compared to the corresponding period of 2004. The higher average debt balances resulted from an increase in borrowings, primarily capital leases and borrowings from affiliates, offset by scheduled principal payments of outstanding debt.

Foreign exchange activity resulted in a larger loss for the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004. This was primarily due to the effects of the weakening of the US$ against foreign currencies on intercompany balances held in the United States that are denominated in those foreign currencies.

PANAVISION INC.

Other income, net decreased due to a $1.5 million gain on the sale of lighting rental equipment that was recorded in May 2004 along with a lower amount of insurance settlement gains.

Refinancing expense of $6.5 million for the nine months ended September 30, 2004 reflects costs incurred in connection with the Company’s January 2004 Refinancing and costs previously incurred in connection with the Company’s Prior Credit Agreement (discussed below in ‘‘Long-Term Debt’’). These costs represent lender and professional fees incurred by the Company.

The income tax provision for the nine months ended September 30, 2005 comprises income taxes on profitable foreign operations and foreign taxes withheld in the relevant jurisdictions. The Company did not recognize any net benefit from current tax losses as uncertainty as to future utilization resulted in an increase to the allowance against deferred tax assets in the same amount as additional deferred tax assets generated. For the nine months ended September 30, 2004 the Company recorded a $5.4 million tax benefit from continuing operations comprising three items: an $8.2 million benefit associated with domestic tax losses; a $2.1 million provision relating to profitable foreign operations, based on application of the Company’s effective tax rate on full-year income and foreign taxes withheld at source; and an increase to the valuation allowance against deferred tax assets of $0.7 million. See Note 7 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for a discussion of the Company’s Tax Sharing Agreements.

Liquidity and Capital Resources

The following table sets forth certain information from the Company’s condensed consolidated statements of cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2005	2004
Net cash provided by (used in):
Operating activities	$5,531	$809
Investing activities	(19,374)	(4,807)
Financing activities	10,588	2,469

Cash provided by operating activities for the nine months ended September 30, 2005, totaled $5.5 million comprised of the net loss from continuing operations of $23.4 million, adjusted for depreciation and amortization of $33.2 million, and the net change in working capital (excluding cash) and other miscellaneous items of $4.3 million. Cash provided by operating activities for the nine months ended September 30, 2004, totaled $0.8 million comprised of the net loss of $17.4 million, adjusted for depreciation and amortization of $29.8 million, and the net change in working capital (excluding cash) and other miscellaneous items of $11.6 million.

Cash used in investing activities during the nine months ended September 30, 2005 of $19.4 million consisted of capital expenditures net of proceeds from asset dispositions. Cash used in investing activities for the nine months ended September 30, 2004 was $4.8 million comprising capital expenditures of $18.7 million, cash payments for two acquisitions totaling $7.8 million, net proceeds from EFILM and other dispositions of $28.9 million, and proceeds from collection of notes receivable of $3.7 million. As a condition of the First Amendment and Waiver (discussed below under ‘‘Long-Term Debt’’), proceeds from the sale of EFILM of $25.3 million were held in an escrow account restricted for specified uses (including acquisitions and certain capital expenditures). The higher level of cash used in investing activities was due primarily to capital expenditures related to the GENESIS® digital camera systems and related accessories and the investing inflow in 2004 from the sale of EFILM, and permitted investments made using proceeds from the sale of EFILM. The portion of the EFILM proceeds classified as restricted cash at September 30, 2004 was $10.9 million, which is also reflected as cash used in investing activities.

Cash provided by financing activities for the nine months ended September 30, 2005 was $10.6 million, consisting of borrowings under the Second MacAndrews Line (as defined below in ‘‘Long-Term

PANAVISION INC.

Debt’’) of $14.5 million and borrowing from third parties of $5.5 million reduced by scheduled repayments under the Amended and Restated Credit Agreement (as defined below in ‘‘Long-Term Debt’’) and under capital leases totaling $8.8 million and deferred financing costs of $0.6 million. Cash provided by financing activities for the nine-months ended September 30, 2004 was $2.5 million, which comprised borrowings of $135.6 million under the Amended and Restated Credit Agreement, the issuance of $100.0 million of Senior Notes (net of discount), a capital contribution from MacAndrews & Forbes Holdings of $22.7 million, net of transaction costs, and borrowing under the Second MacAndrews Line of $8.0 million, partially offset by repayments of $251.0 million under the Prior Credit Agreement, repayments of other long-term debt of $11.3 million and deferred financing costs of $1.5 million.

Long-Term Debt

9 5/8% Notes

The 9 5/8% Notes were issued at a discount representing a yield to maturity of 9 5/8%. There were no periodic or interest payments through February 1, 2002. Thereafter, they bear interest at a rate of 9 5/8% per annum, payable semi-annually on February 1 and August 1 of each year, commencing August 1, 2002.

MacAndrews Lines

On August 13, 2003, MacAndrews & Forbes Inc., (formerly MacAndrews & Forbes Holdings Inc.) agreed to amend an existing line of credit provided to Panavision to increase the amount available for borrowing from $4.0 million to $10.0 million and extend the maturity date to August 31, 2006 (as amended, the ‘‘MacAndrews Line’’). In connection with an amendment to Panavision's Prior Credit Agreement (as defined below), on November 12, 2003, MacAndrews & Forbes Inc. agreed to provide a second revolving line of credit (the ‘‘Second MacAndrews Line’’) in the amount of $10.0 million at a rate equal to 50 basis points above the rate provided for in the revolving facility pursuant to the Prior Credit Agreement and a maturity date of April 15, 2004. As described below, in connection with the January 2004 Refinancing (as defined below), (i) amounts outstanding under the MacAndrews Line were retired in exchange for shares of new Series D Cumulative Pay-in-Kind Preferred Stock, par value $0.01 per share (the ‘‘Series D Preferred Stock’’) and (ii) MacAndrews & Forbes Inc. increased the amount of the Second MacAndrews Line to $20.0 million and extended the maturity date to April 16, 2009. On March 30, 2005, the Second MacAndrews Line was amended and restated to increase the amount to $32.0 million. As of September 30, 2005, Panavision had drawn approximately $24.9 million, including accrued interest of $1.3 million, under the Second MacAndrews line, leaving availability of approximately 7.1 million.

Prior Credit Agreement

On June 4, 1998, Panavision entered into a Credit Agreement with a syndicate of lenders (as subsequently amended on September 30, 1998, June 30, 1999, March 15, 2002, June 14, 2002, September 30, 2002, March 25, 2003 and November 12, 2003, the ‘‘Prior Credit Agreement’’). Panavision’s obligations under the Prior Credit Agreement were secured by substantially all of Panavision’s assets. The Prior Credit Agreement comprised two facilities, the Term Facility and the Revolving Facility. As described below, the Prior Credit Agreement was replaced with the Amended and Restated Credit Agreement pursuant to the January 2004 Refinancing.

January 2004 Refinancing – 12.50% Senior Notes Due 2009 and Amended and Restated Credit Agreement

On January 16, 2004, Panavision consummated a series of transactions to refinance its indebtedness under the Prior Credit Agreement (the ‘‘January 2004 Refinancing’’). As part of the January 2004 Refinancing, Panavision sold, in a private placement, $104.2 million of senior secured notes (the ‘‘Senior Notes’’) bearing interest at a rate of 12.50%, payable quarterly, with a maturity date of January 16, 2009. The Senior Notes were sold at an original issue discount of approximately 4% for an aggregate purchase

PANAVISION INC.

price of $100.0 million. The Senior Notes are secured by a second-priority lien on substantially all of the Company’s assets. The indenture pursuant to which the Senior Notes were issued (the ‘‘2004 Indenture’’) requires that, among other provisions, Panavision achieve certain EBITDA levels and abide by certain other restrictive covenants, including limitations on indebtedness, liens, disposition of assets, and certain restricted payments including dividends to stockholders. Upon certain events of default under the 2004 Indenture, the Senior Notes will bear interest at 2.5% above the rate otherwise applicable.

As part of the January 2004 Refinancing, Panavision issued to PX Holding 215,274 shares of new Series D Preferred Stock in exchange for (a) 159,644 shares of Series C Cumulative Pay-in-kind Preferred Stock, par value $0.01 per share (the ‘‘Series C Preferred Stock’’), of Panavision, held by PX Holding (together with approximately $13.2 million of accumulated dividends thereon); (b) $23.0 million in cash; (c) the retirement of all principal and interest (an aggregate of $10,180,930) owed as of January 16, 2004 under the MacAndrews Line; (d) 33.3 shares of common stock of PANY Rental Inc. (‘‘PANY Rental’’) having a fair market value of $0.7 million (such that, as of January 16, 2004, Panavision owned 100% of the outstanding shares of PANY Rental); (e) the retirement of all amounts (consisting of $630,780 in principal and $82,913 in accrued and unpaid interest) owed by PANY Rental to PX Holding pursuant to a certain promissory note held by PX Holding; and (f) the retirement of all amounts (consisting of $7.8 million in principal and unpaid interest) owed to MacAndrews & Forbes Holdings under a certain promissory note in the principal amount of $6.7 million, dated July 1, 2002, issued by Panavision to M & F Worldwide Corp. and subsequently acquired by MacAndrews & Forbes Holdings. Panavision also issued to PX Holding 1,381,690 shares of new Series E Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share, (the ‘‘Series E Preferred Stock’’) in exchange for 1,381,690 shares of Series A Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share (the ‘‘Series A Preferred Stock’’). As a result of the January 2004 Refinancing transactions, all of the outstanding shares of Series A and Series C Preferred Stock were transferred to Panavision. In addition, MacAndrews & Forbes Inc. increased the amount of the Second MacAndrews Line to $20.0 million and extended the maturity date to April 16, 2009.

Panavision used proceeds from the sale of the Senior Notes and the issuance of Series D Preferred Stock to reduce the indebtedness under the Prior Credit Agreement by $115.4 million, and replaced the Prior Credit Agreement with an Amended and Restated Credit Agreement (the ‘‘Amended and Restated Credit Agreement’’) with the lenders under the Prior Credit Agreement. The Amended and Restated Credit Agreement provides for a single term loan facility in the principal amount of $135.6 million repayable in quarterly installments with a final maturity of January 12, 2007, except that the term facility shall be due on December 1, 2005 if any of the 9 5/8% Notes remain outstanding on that date. However, on November 14, 2005, the Lenders under the Amended and Restated Credit Agreement agreed to extend this December 1, 2005 date to January 5, 2006, provided that, on or before December 1, 2005, the Company (a) deposits into a designated account an amount not less than an amount equal to the principal outstanding and accrued interest through the date of redemption of the 9 5/8% Notes, and (b) mails a notice of redemption to the holders of the 9 5/8% Notes indicating that the Company intends to redeem all outstanding 9 5/8% Notes on or before January 5, 2006. PX Holding has committed (the ‘‘9 5/8% Notes Commitment’’), in the event that the 9 5/8% Notes are not repaid, retired or refinanced prior to December 1, 2005, or the applicable provision of the Amended and Restated Credit Agreement is not amended by such time such that Panavision's term loans do not become immediately due and payable, to provide financial support sufficient to allow the repayment, retirement or refinancing of the 9 5/8% Notes. Panavision is currently in the process of negotiating a debt financing arrangement with PX Holding that will provide funds to enable the Company to redeem the outstanding 9 5/8% Notes on or before January 5, 2006, as described above.

The term facility under the Amended and Restated Credit Agreement bears interest at either the ABR or Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) plus a margin of 5.25% in the case of ABR loans or 6.25% in the case of Eurodollar Loans.

The term facility under the Amended and Restated Credit Agreement is secured on substantially the same basis as indebtedness under the Prior Credit Agreement. In connection with the Amended and

PANAVISION INC.

Restated Credit Agreement, Panavision paid fees to lenders and professional advisors of approximately $3.5 million, including an original issue discount fee of approximately $2.0 million. Approximately $3.1 million of the fees paid were expensed in 2004.

Under the Amended and Restated Credit Agreement, Panavision is required to repay $7.2 million in principal in 2005 of which $5.4 million has been repaid through September 30, 2004. In addition, the Company will be required to repay $7.2 million in 2006.

The Amended and Restated Credit Agreement revised certain financial tests and other restrictive covenants set forth in the Prior Credit Agreement, including required EBITDA (as defined therein), limitations on indebtedness, and other provisions. As defined in the Amended and Restated Credit Agreement and 2004 Indenture, EBITDA includes adjustments for certain severance expenses, refinancing expenses, foreign exchange gainor loss, other non-cash charges and the pro forma effect of acquisitions and dispositions.

The required level of EBITDA, as defined in the Amended and Restated Credit Agreement and the 2004 Indenture, for the last twelve months in the period ended September 30, 2005, was $54.0 million pursuant to the Amended and Restated Credit Agreement and $50.0 million pursuant to the 2004 Indenture. The Company met the required levels of EBITDA for the twelve-month period ended September 30, 2005. See the discussion of future EBITDA requirements under Liquidity Requirements below.

Amendments to Amended and Restated Credit Agreement and 2004 Indenture

EFILM Proceeds Amendment

Principally to provide a mechanism for the reinvestment of the proceeds of the sale of EFILM, LLC (‘‘EFILM’’) on August 11, 2004, Panavision and the other parties to the Amended and Restated Credit Agreement entered into an amendment and waiver to the Amended and Restated Credit Agreement (‘‘First Amendment and Waiver’’). To provide a similar mechanism for the reinvestment of the proceeds of the sale of EFILM under the 2004 Indenture, on August 11, 2004, Panavision and Wilmington Trust Company, as Trustee, entered into a supplemental indenture (‘‘Supplemental Indenture’’). On September 30, 2004, upon repayment of $1.3 million to Federal Financial Credit Inc. by PANY Rental with part of the proceeds of the sale of EFILM, PANY Rental and its wholly-owned subsidiary TFN Lighting Corp. became guarantors under the Amended and Restated Credit Agreement and the 2004 Indenture in accordance with the terms of those debt instruments.

Preferred Stock Exchange

On November 16, 2004, Panavision issued 30,610,810 shares of common stock, par value $.01 per share, to PX Holding, in exchange for all Series D Preferred Stock and all Series E Preferred Stock held by PX Holding (the ‘‘Exchange’’). The Exchange was completed pursuant to a letter agreement, dated November 16, 2004, between Panavision and PX Holding (the ‘‘Letter Agreement’’).

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

WFW Asset Acquisition

In connection with the Panavision acquisition of the William F. White International Inc. camera inventory in Canada (the ‘‘WFW Acquisition’’), Panavision entered into a Third Amendment, dated as of December 29, 2004 with respect to Panavision’s Amended and Restated Credit Agreement. In addition, in connection with the WFW Acquisition, Panavision entered into a Fourth Supplemental Indenture, dated as of December 29, 2004, with respect to the 2004 Indenture.

March 2005 Amendment

Panavision entered into a Fourth Amendment, dated as of March 30, 2005, to the Amended and Restated Credit Agreement and Fifth Supplemental Indenture, dated as of March 30, 2005, with respect to the 2004 Indenture. This amendment and indenture supplement was entered into principally to (a) reduce required EBITDA levels, as provided in the Amended and Restated Credit Agreement, to $52.0 million, $54.0 million, $54.0 million and $58.0 million for the twelve-month periods ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005, respectively; (b) extend the date on which the term facility under the Amended and Restated Credit Agreement shall be due if the 9 5/8% Notes remain outstanding from September 1, 2005 to December 1, 2005; (c) increase the limitation on capital expenditure, as defined in the Amended and Restated Credit Agreement, from $25.0 million to $37.5 million for the twelve-month period ended December 31, 2005; and (d) permit the increase of the Second MacAndrews Line to $32.0 million.

November 2005 Amendment

Panavision entered into a Fifth Amendment, dated as of November 14, 2005, to the Amended and Restated Credit Agreement (the ‘‘Fifth Amendment’’). Prior to the Fifth Amendment, the Amended and Restated Credit Agreement provided that the final maturity of term facility shall be January 12, 2007, except that the term facility shall become due and payable on December 1, 2005 if any of the 9 5/8% Notes remain outstanding on that date. Pursuant to the Fifth Amendment, the Lenders under the Amended and Restated Credit Agreement agreed to extend this December 1, 2005 date to January 5, 2006, provided that, on or before December 1, 2005, the Company (a) deposits into a designated account an amount not less than an amount equal to the principal outstanding and accrued interest through the date of redemption of the 9 5/8% Notes, and (b) mails a notice of redemption to the holders of the 9 5/8% Notes indicating that the Company intends to redeem all outstanding 9 5/8% Notes on or before January 5, 2006. Panavision is currently in the process of negotiating a debt financing arrangement with PX Holding that will provide funds to enable the Company to redeem the outstanding 9 5/8% Notes on or before January 5, 2006, as described above.

GE Term Loan & Security Agreement

On June 14, 2005, Panavision entered into a term loan and security agreement (‘‘GE Term Loan & Security Agreement’’) with General Electric Capital Corporation (‘‘GE’’) pursuant to which GE shall make available to Panavision term loans in aggregate principal amount not exceeding $10 million and

PANAVISION INC.

maturing September 14, 2006 for the purchase of digital cameras and equipment. Panavision's obligations pursuant to the GE Term Loan & Security Agreement are guaranteed by MacAndrews & Forbes Holdings and secured by a first priority security interest in the cameras and related equipment purchased with the proceeds of the term loans. As of September 30, 2005, there were term loans outstanding of approximately $4.9 million (after repayment of $1.2 million). In October 2005, the Company borrowed an additional $1.0 million leaving a balance of $2.9 million available to be borrowed no later than December 31, 2005.

Capital Expenditures

The Company intends to use cash provided by operating activities and borrowings under the Second MacAndrews Line to make additional capital expenditures primarily to manufacture camera systems and accessories and purchase other rental equipment. We anticipate incurring capital expenditures in 2005 close to but in compliance with the $37.5 million limitation under the Amended and Restated Credit Agreement. As discussed above, the limitation on capital expenditures pursuant to the Amended and Restated Credit Agreement for 2006 reverts to $25.0 million. We anticipate that our capital expenditure requirements for 2006 will exceed this level, and, accordingly, we will seek an amendment of this provision during 2006. While we have been successful in negotiating required amendments to the Amended and Restated Credit Agreement in the past, we can provide no assurance that we will be successful in negotiating required amendments in the future.

Liquidity Requirements

Panavision is a holding company whose principal material asset is the ownership interest in its subsidiaries. The Company’s principal business operations are conducted by its subsidiaries. Accordingly, the Company’s source of cash to pay its obligations is expected to be distributions with respect to its ownership interests in its subsidiaries. There can be no assurance that its subsidiaries will generate sufficient cash flow to pay dividends or distribute funds to the Company or that applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, will permit such dividends or distributions. Pursuant to the Amended and Restated Credit Agreement, the required level of EBITDA will increase to $58 million for the twelve months ended December 31, 2005. While the Company’s gross margin for the nine months ended September 30, 2005 is approximately $9 million greater than for the same period in the prior year, given the increase in the EBITDA covenant level and certain increases in other expenses, the Company is unable at this time to determine whether it will be able to meet this increased covenant level.

In the event that the Company is unable to meet its required covenants for the period ending December 31, 2005, the Company would be required to seek waivers or amendments of such covenants in the Amended and Restated Credit Agreement. Although the lenders under the Amended and Restated Credit Agreement have accommodated the Company to date and the Company believes that the lenders will continue to do so, there can be no assurance that they will continue to do so nor can there be any assurance that the Company could successfully effect any alternate financing to replace the Amended and Restated Credit Agreement or other debt if repayment is accelerated.

Although there can be no assurance, and subject to the discussion above (including, but not limited to, the discussion relating to the 9 5/8% Notes and the Amended and Restated Credit Agreement), the Company expects that cash flows from operations, borrowings under the Second MacAndrews Line and other potential sources of financing, including cash contributions and loans from affiliates, will be sufficient to enable the Company to meet its anticipated operating, capital spending and debt service requirements through at least the next twelve months. There is no assurance that we will be able to obtain additional financing on terms favorable to the Company or at all. If the Company is unable to obtain such funding, we may be required to reduce expenditures which may require us to defer or limit the deployment of new equipment, which, in turn, may have a detrimental effect on our results of operations. As of September 30, 2005, the Company had availability under the Second MacAndrews line of approximately $7.1 million.

PANAVISION INC.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements.

Seasonality

The Company’s revenue and net income are subject to seasonal fluctuations. In North America, the majority of episodic television programs cease filming in the second quarter for several months, and typically resume production in August. Feature film production activity typically reaches its peak in the third and fourth quarters.

SFAS No. 142, ‘‘Goodwill and Other Intangible Assets’’

We performed an annual impairment test relating to our goodwill and trade name, most recently as of December 31, 2004, and found that the fair values of our goodwill and our trade name were in excess of carrying value. Given the absence of indicators that an earlier assessment would be required, we will perform the annual impairment test of goodwill and trade name during the fourth quarter of fiscal 2005. If the estimated fair value were found to be less than the carrying value, for example, due to adverse changes in factors such as those listed in ‘‘Forward Looking Statements’’ below, goodwill and intangible assets would be written down accordingly.

Forward-Looking Statements

This quarterly report on Form 10-Q for the quarter ended September 30, 2005, as well as certain of Panavision's other public documents and electronic and oral disclosures, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Panavision cautions investors that forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements and investors are cautioned not to place undue reliance on any forward-looking statements. Further, Panavision encourages investors to read the summary of its critical accounting policies included in its Annual Report on Form 10-K for the year ended December 31, 2004 under the heading ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies,’’ as such discussion may be modified or supplemented by subsequent reports that we file with the Securities and Exchange Commission.

In addition to factors described in Panavision's Securities and Exchange Commission filings and elsewhere, the following factors could cause Panavision's actual results to differ materially from those expressed in any forward-looking statements made by Panavision: (a) a significant reduction in the number of feature film, commercial or series television productions; (b) competitive pressures arising from changes in technology, changing customer requirements, price competition, evolving industry standards or improvements in, and the expansion of, product offerings of Panavision's competitors; (c) unfavorable foreign currency fluctuations; (d) lower-than-expected cash flows from operations; (e) difficulties or delays in developing and introducing new products or the failure of Panavision's customers to accept new product offerings; (f) difficulties or delays in implementing improvements in operating efficiencies; (g) the inability to secure capital contributions or loans from affiliates, refinance its indebtedness or to sell its equity securities; (h) significant increases in interest rates; or (i) obtain required waivers or amendments under the Amended and Restated Credit Agreement.

Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

PANAVISION INC.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We have exposure to market risk both as a result of changing interest rates and movements in foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities. Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 presents quantitative and qualitative disclosures about market risk as of December 31, 2004. As of September 30, 2005, there have been no material changes in our market risk since December 31, 2004.

Item 4.    Controls and Procedures

(a)    Disclosure Controls and Procedures.    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, such disclosure controls and procedures are effective in accurately recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

No additional information need be presented.

Item 6.	Exhibits

Exhibit Number	Description

3	Certificate of Incorporation and By-Laws.

3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to Panavision’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999). **

3.2	Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to Panavision’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999). **

4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Indenture, dated as of February 11, 1998, between PX Escrow and The Bank of New York, as Trustee, relating to the Company’s 9 5/8% Senior Subordinated Discount Notes Due 2006 (incorporated herein by reference to Exhibit 4.1 to Panavision’s Registration Statement on Form S-1, Registration No. 333-59363 filed with the Securities and Exchange Commission on July 17, 1998). **

4.2	First Supplemental Indenture dated June 4, 1998, among PX Escrow, Panavision and the Trustee, amending the Indenture identified at Exhibit 4.1 (incorporated herein by reference to Exhibit 4.2 to Panavision’s Registration Statement on Form S-1, Registration No. 333-59363 filed with the Securities and Exchange Commission on July 17, 1998). **

4.3	Second Amended and Restated Senior Subordinated Line of Credit Agreement dated January 16, 2004, amended and restated as of March 30, 2005, between Panavision Inc. and MacAndrews & Forbes Inc. (formerly MacAndrews & Forbes Holdings Inc.) (incorporated herein by reference to Exhibit 4.4 to Panavision’s Annual Report on Form 10-K for the year ended December 31, 2004).**

PANAVISION INC.

Exhibit Number	Description

4.3	Indenture, dated as of January 16, 2004, among Panavision Inc., the subsidiary guarantors party thereto and Wilmington Trust Company, as Trustee and Collateral Trustee, relating to Panavision’s 12.50% Senior Secured Notes due 2009 (incorporated herein by reference to Exhibit 4.17 Panavision’s Annual Report on Form 10-K for the year ended December 31, 2003). **

4.4	Form of 12.50% Senior Secured Note due 2009 (incorporated herein by reference from to Exhibit 4.17 to Panavision’s Annual Report on Form 10-K for the year ended December 31, 2003). **

4.5	Amended and Restated Credit Agreement, dated as of May 28, 1998, as amended and restated as of January 6, 2004, among Panavision Inc., the several lenders named therein and JP Morgan Chase Bank, as Administrative Agent (incorporated herein by reference to Exhibit 4.19 to Panavision’s Annual Report on Form 10-K for the year ended December 31, 2003). **

4.6	First Amendment and Waiver, dated as of August 11, 2004, with respect to the Amended and Restated Credit Agreement, dated as of May 28, 1998, as amended and restated as of January 16, 2004, among Panavision Inc., the several banks and other financial institutions or entities from time to time parties thereto and JP Morgan Chase Bank, as Administrative Agent. (incorporated herein by reference from Exhibit 4.21 from Panavision’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).**

4.7	First Supplemental Indenture and Waiver, dated as of August 11, 2004, with respect to Indenture, dated as of January 16, 2004, between Panavision Inc. the subsidiary guarantors party thereto and Wilmington Trust Company, as Trustee and Collateral Trustee, relating to Panavision's 12.50% Senior Secured Notes due 2009 (incorporated herein by reference from Exhibit 4.22 from Panavision’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004). **

4.8	Second Amendment and Consent, dated as of November 15, 2004, with respect to the Amended and Restated Credit Agreement, dated as of May 28, 1998, as amended and restated as of January 16, 2004, among Panavision Inc., the several banks and other financial institutions or entities from time to time parties thereto and JP Morgan Chase Bank, as administrative agent (incorporated herein by reference from Exhibit 10.2 to Panavision’s Current Report on Form 8-K filed on November 17, 2004). **

4.9	Third Amendment, dated as of December 29, 2004, with respect to the Amended and Restated Credit Agreement, dated as of May 28, 1998, as amended and restated as of January 16, 2004, among Panavision Inc., the several banks and other financial institutions or entities from time to time parties thereto and JP Morgan Chase Bank, as administrative agent (incorporated herein by reference from Exhibit 10.1 to Panavision’s Current Report on Form 8-K filed on January 4, 2005). **

4.10	Fourth Supplemental Indenture, dated as of December 29, 2004, with respect to the Indenture, dated as of January 16, 2004, among Panavision Inc. the subsidiary guarantors party thereto and Wilmington Trust Company, as Trustee and Collateral Trustee, related to Panavision’s 12.50% Senior Secured Notes due 2009 (incorporated herein by reference from Exhibit 10.2 to Panavision’s Current Report on Form 8-K filed on January 4, 2005). **

4.11	Fourth Amendment, dated as of March 30, 2005, with respect to the Amended and Restated Credit Agreement, dated as of May 28, 1998, as amended and restated as of January 16, 2004, among Panavision Inc., the several banks and other financial institutions or entities from time to time parties thereto and JP Morgan Chase Bank, as administrative agent (incorporated herein by reference to Exhibit 4.13 to Panavision’s Annual Report on Form 10-K for the year ended December 31, 2004) . **

PANAVISION INC.

Exhibit Number	Description

4.12	Fifth Supplemental Indenture, dated as of March 30, 2005, with respect to the Indenture, dated as of January 16, 2004, among Panavision Inc., the subsidiary guarantors party thereto and Wilmington Trust Company, as Trustee and Collateral Trustee, related to Panavision’s 12.50% Senior Secured Notes due 2009 (incorporated herein by reference to Exhibit 4.14 to Panavision’s Annual Report on Form 10-K for the year ended December 31, 2004). **

10	Material Contracts

10.1	Employment Agreement, dated September 30, 2005, between Panavision Inc. and Ross G. Landsbaum, Executive Vice President and Chief Financial Officer (incorporated herein by reference from Exhibit 10.1 to Panavision’s Current Report on Form 8-K filed on October 5, 2005)**

31	Section 302 Certifications

31.1	Certification of Robert L. Beitcher, Chief Executive Officer, dated November 14, 2005. *

31.2	Certification of Ross G. Landsbaum, Chief Financial Officer, dated November 14, 2005. *

32	Section 906 Certifications

32.1	Certifications of Robert L. Beitcher, Chief Executive Officer, and Ross G. Landsbaum, Chief Financial Officer, dated November 14, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Filed herewith.

**	Previously filed.

PANAVISION INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANAVISION INC.

Date: November 14, 2005	By:	/s/ ROBERT L. BEITCHER
Robert L. Beitcher President and Chief Executive Officer

	By:	/s/ ROSS G. LANDSBAUM
Ross G. Landsbaum Executive Vice President and Chief Financial Officer