Form 10-K
period 2005-12-31
PANAVISION INC
filed 2006-03-31
CIK 1022911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes             No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes             No

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

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or non-accelerated filer. See definition of ‘‘accelerated filer’’ and ‘‘large accelerated filer’’ in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer  Accelerated filer  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes             No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the OTC Bulletin Board on such date) on June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $5.9 million. As of March 22, 2006, there were 39,380,729 shares of Panavision Inc. Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2006 definitive proxy statement, to be issued in connection with the annual meeting of stockholders, are incorporated by reference in Part III of this Form 10-K.

PANAVISION INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2005

		Page
	PART I
Item 1	Business	1
Item 1A	Risk Factors	7
Item 1B	Unresolved Staff Comments	12
Item 2	Properties	12
Item 3	Legal Proceedings	14
Item 4	Submission of Matters to a Vote of Security Holders	14
PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item 6	Selected Financial Data	15
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	36
Item 8	Financial Statements and Supplementary Data	36
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	37
Item 9A	Controls and Procedures	37
Item 9B	Other Information	37
PART III
Item 10	Directors and Executive Officers of the Registrant		*
Item 11	Executive Compensation		*
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters		*
Item 13	Certain Relationships and Related Transactions		*
Item 14	Principal Accounting Fees and Services		*
PART IV
Item 15	Exhibits and Financial Statement Schedules	40

*	Incorporated by reference from the Panavision Inc. 2006 Proxy Statement.

PART I

Item 1.    Business

Business Overview

In the document that follows, unless the context requires otherwise, the terms ‘‘Panavision,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘our,’’ ‘‘ours’’ and ‘‘us’’ refer to Panavision Inc. and its subsidiaries. We are the leading designer, manufacturer and supplier of high precision camera systems, comprising cameras, lenses and accessories for the motion picture, television series and television commercial markets in North America, Europe and the Asia Pacific region. Our camera systems have been widely used in the filming of major motion pictures over the last 30 years, including the recent box office hits Crash, The Chronicles of Narnia: The Lion, the Witch and the Wardrobe, Batman Begins, Memoirs of a Geisha, and Good Night and Good Luck. Since 1990, 13 of the Oscars® for Best Cinematography have been awarded to a cinematographer who used our cameras and lenses to make their award-winning film. We are also a leading supplier of camera equipment to U.S. prime time episodic or ‘‘series’’ network and cable television productions, such as Lost, Desperate Housewives, Prison Break, 24 and CSI.

In addition to manufacturing and renting camera systems, we also have rental operations providing lighting, lighting grip, power generation, distribution and related transportation equipment, cranes and remote camera heads. These operations include Lee Lighting, the largest lighting rental company in the United Kingdom, as well as other owned-and-operated (‘‘O&O’’) facilities in New York, Texas, Australia and New Zealand. Recently, Lee Lighting supplied the lighting needs of such major films as Harry Potter and the Goblet of Fire, Charlie and the Chocolate Factory, and Batman Begins. Our Lee Filters operation manufactures and sells lighting filters, gels and other color-correction and diffusion filters. We also sell various consumables, such as film stock, light bulbs, and gaffer tape, to customers from several of our rental offices.

Panavision was incorporated in Delaware in 1990. Predecessors of Panavision have been engaged in the design and manufacturing of cinematography equipment since 1954. Our principal executive offices are located at 6219 De Soto Avenue, Woodland Hills, California, 91367, telephone (818) 316-1000.

Camera Rental Operations

We supply cinematographic equipment, including film and high definition digital cameras, lenses and accessories, cranes and remote camera heads to our customers on a project-by-project basis. We have an extensive rental inventory of proprietary cameras and lenses, as well as non-Panavision manufactured equipment and accessories. We rent our equipment through a network of O&O rental facilities located throughout North America, Europe and the Asia Pacific region and through independent distributors located around the world who are well trained in the use of Panavision equipment and are supported by our technical staff. The Company does not sell its proprietary camera systems or optics other than those sold by Panavision Federal Systems, LLC. (See ‘‘—Sales and Other Operations’’).

For the fiscal years 2005, 2004 and 2003 our camera rental operations accounted for approximately 63%, 61%, and 62%, respectively, of total rental revenue and sales. For financial information as to our operations in different geographical areas, see Note 14 of the Notes to Consolidated Financial Statements of Panavision included elsewhere in this Form 10-K.

The demand for cinematographic equipment is driven by the number, budget, complexity and length of feature films, television programs and commercials being produced. The size of a rental package of equipment and length of rental period are directly correlated with these factors. Increases in the number of cable channels and other programming outlets and in demand for original programming also drive the increased use of camera systems. The camera rental operations serve three primary markets: feature films, episodic television and commercials.

Feature Films

Feature films comprise two categories: major studio features and independent features. Major studio features are typically large-budget productions requiring a greater range and volume of camera and lighting equipment, thus providing greater revenue potential for us. The average major studio feature film rental is for 10 to 12 weeks. The potential revenue from feature films is dependent on the number, location and types of productions filmed in any given year. The geographic location of major features can be nomadic due to ever-changing regional tax incentives and creative considerations. We have been the market leader for many years in the major feature film segment due to both the performance of our proprietary equipment and to the service capabilities of our worldwide network of O&O facilities and independent distributors. We provide equipment to the majority of major studio feature film productions worldwide.

Episodic Television

The episodic or ‘‘series’’ television market in North America is comprised primarily of one-hour dramas and half-hour situation comedies, which are aired in both prime and non-prime time slots. These programs are broadcast on the major television networks as well as on cable networks. The average half-hour situation comedy series generates 22 weeks of billing per year. The average one-hour drama series generates 33 weeks of billing per year. We have been the market leader for a number of years in the prime time segment, supplying equipment to the majority of U.S. prime time network series shot on film. In addition, we have become the leading supplier of high definition digital camera equipment for use in television situation comedies, a market that has developed over the last several years. We believe we will continue to be a strong supplier to this market as we continue to offer customized equipment designed for television production, which we believe provides both economic and qualitative benefits to our customers.

In Europe and the Asia Pacific markets, the television segment is characterized by lower budget productions than the U.S. that do not generate as many billing weeks on average.

Commercials

Although the production of a commercial generally lasts for only one to seven days, daily rental rates for camera systems are equal to or higher than feature film rental rates and represent a significant part of the camera equipment rental market worldwide. Many of the creative professionals involved in the filming of commercials seek to distinguish their products by using innovative techniques requiring technologically advanced equipment—the ability to achieve a unique ‘‘look’’ — which we believe can, in many cases, be achieved best by using our products. Currently, our presence in this market is relatively small. By pursuing opportunities to expand our presence in the television commercial market, we believe we can develop brand loyalty for our products and establish beneficial long-term relationships with directors and cinematographers, many of whom begin their careers filming television commercials before moving into either television or feature films.

Camera and Lens Manufacturing and Assembly

We are the only provider of camera packages with an integrated design that provides customers with compatible products available on a worldwide basis. Each camera package rented for a project is comprised of a number of camera systems, each of which includes a camera, lenses and accessories. Each camera’s rental price includes a variety of accessories such as eyepieces, viewfinders, cables and brackets.

Film Cameras

There are two basic types of motion picture cameras, Synchronous or ‘‘Sync-sound,’’ and Mit Out Sound (MOS). Sync-sound cameras are used to shoot pictures while recording sound. MOS cameras are used primarily to shoot high-speed footage and special effects and are often used on commercials and as backup cameras in situations where sound is not being recorded. Panavision’s inventory consists of both Sync-sound and MOS cameras with various features and at a range of prices. While the majority of the Sync-sound cameras are 35mm cameras, Panavision also has 16mm cameras, which are used primarily to film episodic television shows, and 65mm cameras, which are used primarily to film special effects and special venue presentations. Panavision’s film capture cameras include the Millennium® XL and XL2 series as well as the Platinum and GII series.

The Company’s inventory also includes a number of non-Panavision cameras that are used to supplement its product line. This allows Panavision to compete with independent renters of cinematography equipment on the same level and with the same equipment. The Company’s competitors, on the other hand, do not have the corresponding ability to purchase Panavision equipment.

High Definition Camera Systems

Panavision offers a complete HD digital camera system, the HD-F900, comprised of a modified version of Sony's 24P CineAlta™ high definition digital camera coupled with specially designed Primo Digital® lenses and other accessories. The Primo Digital® lenses represent significant technological breakthroughs, providing extremely high performance.

The Genesis® camera, launched commercially in 2005, is a collaborative effort with Sony that combines high performance electronic imaging with Panavision’s cine-optics. The camera provides film quality video capture. The Genesis® system was developed by a team of Panavision and Sony engineers over four years and contains a one-inch CCD sensor, which allows the camera to utilize all focal lengths of the Panavision spherical 35mm lenses, a form factor similar to film cameras, and the ability to record from one to 50 frames per second. Whereas the primary market for HD-F900 is the half-hour episodic television market, the Genesis® system is used mainly by cinematographers in the feature film market and one-hour episodes (i.e., television), although it has also proven attractive for commercials. Recent feature films using Genesis® include Superman Returns, Click, Flyboys, Apocalypto, and Scary Movie 4. Television shows using Genesis® include Conviction and What About Brian.

Film Lenses

We develop, design and manufacture prime (fixed focal length) and zoom lenses, the most critical component affecting picture quality and an important consideration for the filmmaker. For many years, we have specialized in anamorphic lenses, which are used for the wide-screen movie format. We have also created a line of advanced spherical lenses for the non-wide screen format, producing Panavision's proprietary Primo® Prime and Primo Zoom® lenses.

Accessories

In order to provide customers with a fully integrated camera system, we frequently introduce new camera accessories and offer an extensive range of products requested by and developed in conjunction with filmmakers. Examples of accessories include eyepieces, viewfinders, specialty cables and brackets.

Remote Systems

Through Panavision Remote Systems LLC, a wholly-owned subsidiary of Panavision, and other rental operations, we rent cranes and remote heads to a broad range of productions.

We manufacture cameras, lenses, and accessories designed by our in-house research and development staff at our 150,000 square foot corporate headquarters and manufacturing facility located near Hollywood in Woodland Hills, California. We develop and design all the critical components for our film camera systems, including the camera movement and lens. While we manufacture most of the components internally, certain components and subassembly work, including glass grinding, lens element polishing and die casting, are outsourced to selected suppliers. Since certain components, particularly the lens element, require long lead times, precise production schedules are critical. Inventory levels are determined based on input from marketing, operations and the independent distributor network. We also purchase digital cameras, some of which we then modify and outfit in our facility. The transition to digital cameras has required and will continue to require a change in the mix of our vendors. Following the assembly process, each camera system is rigorously tested to achieve the high standard of performance that customers expect from Panavision. The procurement, manufacturing and assembly process for our digital and film camera systems takes several months.

Lighting Rental Operations

In addition to manufacturing and renting camera systems, we also have rental operations providing lighting, lighting grip, and power generation, distribution and transportation equipment used in the production of feature films, television programs, commercials, outside broadcasts and other events. Our extensive inventory of lighting equipment enables various lighting operations to service several projects with large-scale equipment and personnel requirements concurrently.

These operations include Lee Lighting, the largest lighting rental operation in the United Kingdom. Lee Lighting maintains the largest rental asset base of lampheads and other lighting equipment, transport, mobile generators and power distribution equipment in the United Kingdom. Lee Lighting operates lighting rental operations in London, Bristol and Manchester, England and Glasgow, Scotland, each of which has its own rental inventories. Lee Lighting is also able to service select projects outside of the United Kingdom. In addition, Lee Lighting maintains rental bases at Pinewood and Shepperton Studios, the two largest studio complexes in the United Kingdom for the production of feature films. Lee Lighting is the only lighting company in the United Kingdom that supplies its own electricians in connection with the rental of its equipment, a sizable field force of gaffers and electricians who work exclusively with the Company. This service force is on call 24 hours a day, seven days a week, and is supplemented by freelance labor when required. We also have built overseas lighting rental operations in Australia and New Zealand which have provided the lighting equipment for such recent films as King Kong and Superman Returns.

Our O&O lighting facilities in New York and Texas are operated by PANY Rental Inc. ("PANY Rental") and TFN Lighting Corp., respectively, each wholly-owned subsidiaries of Panavision.

For the fiscal years ended 2005, 2004 and 2003, our lighting rental operations accounted for approximately 19%, 20%, and 20%, respectively, of total rental revenue and sales. For financial information as to our operations in different geographical areas, see Note 14 of the Notes to the Consolidated Financial Statements of Panavision included elsewhere in this Form 10-K.

Sales and Other Operations

Panavision manufactures and sells lighting filters and gels for the motion picture, television, live theater and other industries through our Lee Filters operations. The majority of Lee Filters’ business is the sale of filters or gels used by lighting directors to control or correct lighting conditions during productions. Lighting filter distribution is handled primarily through a network of third-party dealers who have been selected because of their specific knowledge of the filters market in their respective countries. In the United Kingdom and United States, Lee Filters sells directly to end users and rental houses as well as to distributors and dealers.

In addition, we sell various consumable products such as film stock, light bulbs and gaffer tape, and other related products which are used in all types of productions, from many of our facilities around the world. In the Asia Pacific region, we also sell prosumer non-proprietary camera and lighting equipment.

Through its wholly-owned subsidiary, Panavision Federal Systems LLC, Panavision offers imaging and optics solutions to government clients and their suppliers. This business is currently in the start-up phase.

For the fiscal years 2005, 2004 and 2003, our sales and other operations accounted for approximately 18%, 19%, and 18%, respectively, of total rental revenue and sales. For financial information as to our operations in different geographical areas, see Note 14 of the Notes to the Consolidated Financial Statements of Panavision included elsewhere in this Form 10-K.

Competition

The market for high-precision cinematography equipment is highly competitive, primarily driven by technology, customer service and price. As a manufacturer of cinematography equipment, we have one primary competitor, Arri Inc., based in Munich, Germany. Arri’s cinematography equipment business manufactures cameras and certain accessories (excluding lenses), primarily for sale to rental houses and individuals. Arri Inc. has rental facilities in a number of markets but does not have an owned-and-operated global rental distribution network. Our primary competitors in the lens manufacturing business are Zeiss and Cooke Optics Limited, who are also the primary suppliers of lenses to our rental competitors. Because we manufacture lenses, cameras, and a full range of accessories that are cross-compatible, have close relationships with filmmakers, global distribution and in-house opto-mechanical design and manufacturing capabilities, we believe that we are better able to develop the innovative camera systems demanded by our customers.

Our inventory also includes a number of non-Panavision cameras that are used to supplement our product line. Due to our ability to purchase non-Panavision cameras, we can meet particular production needs for such equipment which allows us to compete with independent renters of cinematography equipment on the same level and with the same equipment. Our competitors, on the other hand, do not have the corresponding ability to purchase Panavision equipment, as our equipment is not available to rental companies other than ourselves and our independent distributors.

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

In addition to our existing competitors, we may encounter competition from new competitors, as well as from new types of equipment, such as high definition digital cameras. We believe our Genesis® camera has a technological advantage such that it does not currently have direct competitors. Competition for the Genesis® camera may come from existing or new film or digital camera manufacturers. We believe that Arri and DALSA are both working on developing digital cameras with film-like quality with the goal of competing in the same market as Genesis®.

Although we believe that we are well positioned to capitalize on potential growth in the digital capture market, both independently and through a series of agreements with Sony, the high definition digital capture market is relatively new and we cannot predict whether or how quickly the rental market for high definition digital cameras will grow or what effect that market will have on our film camera business. See ‘‘Risk Factors’’ in Item 1A.

Our lighting rental operations service the motion picture, television and commercials industries, including studio programs, outside broadcasts, and commercials. These markets require a similar range of lighting productions and related support equipment; however, feature films and episodic television programs generally require larger equipment packages than commercials. The composition of equipment packages is frequently determined by the director or cinematographer, who may desire a specific type of image or lighting effect. Although our worldwide inventory of lighting equipment is extensive, lighting equipment is a commodity largely undifferentiated by proprietary technology and, as such, the lighting rental market is highly price competitive. Additionally, because film and television productions tend to rent lighting equipment from rental agencies in the territories where the productions are filmed, the rental revenue generated from our lighting rental operations depends on the number of feature films, television programs and commercials being filmed in the areas near our operations.

Research and Product Development

Our research and development group is comprised of mechanical, software, electronic and optical engineers, draftsmen and machinists. The research and development group has a dedicated machine shop that manufactures prototype equipment. These internal capabilities enable us to develop proprietary technology in collaboration with filmmakers to address their unique requirements. We have long been a leader in the research and development of film camera lenses. Since the first Panavision lens was introduced in 1957, we have introduced many innovative spherical and anamorphic lenses, including the PRIMO® series, which won ACADEMY AWARDS® in 1990, 1991 and 1998 for Scientific and Technical Achievement. In 2000, Panavision launched a new series of specially designed Primo Digital® lenses for use with the Sony 24P CineAlta™ digital camera. These lenses are among the most sophisticated and highest performing lenses Panavision has ever produced. We also have a specialized team whose focus is and experience is advanced digital imaging technology.

Research and development expense for the years ended December 31, 2005, 2004, and 2003 was $5.2 million, $5.6 million, and $4.5 million, respectively.

Intellectual Property

We rely on a combination of patents, licensing arrangements, trade names, trademarks, service marks, trade secrets, know-how and proprietary technology to protect our intellectual property rights. We own or have been assigned or licensed domestic and foreign patents and patent applications relating to our cameras, lenses and accessories, including the patent for our compound zoom technology granted in late 2005. This technology is currently incorporated in our 300X compound zoom lens. We also own or have been assigned several domestic and foreign trademark or service mark registrations including PANAVISION®, GENESIS® PANAFLEX®, PANAHEAD®, PANALITE®, PANASTAR®, PRIMO®, PRIMO ZOOM®, PRIMO MACRO ZOOM®, PRIMO-L®, PRIMO DIGITAL®, MILLENNIUM® and ULTRAVIEW® among others which, collectively, are material to our business.

Customers

No one customer accounted for more than 10% of the Company’s consolidated net revenues for the years ended December 31, 2005, 2004, and 2003.

Environmental Matters

Panavision is subject to foreign, federal, state and local environmental laws and regulations relating to the use, storage, handling, generation, transportation, emission, discharge, disposal and remediation of hazardous and non-hazardous substances, materials and wastes. We are also subject to laws and regulations relating to worker health and safety. We believe that our operations are in substantial compliance with all applicable environmental and health and safety laws. Although no material capital or operating expenditures relating to environmental controls or other environmental matters are currently anticipated, there can be no assurance that we will not incur costs in the future relating to environmental matters that would have an adverse effect on our business or financial condition.

Employees

As of December 31, 2005, we had 1,211 full-time employees, consisting of 525 employees based in North America, 557 employees based in Europe, and 129 employees based in the Asia Pacific region. PANY Rental is a party to collective bargaining agreements with two local affiliates of the International Brotherhood of Teamsters, which together cover approximately 22 employees. We believe that relationships with our employees are good.

Seasonality

Panavision’s revenues are subject to seasonal fluctuations. In North America, episodic television programs typically cease filming in the second quarter for several months, and then resume production in August. Feature film production activity typically reaches its peak in the third and fourth quarters. Additionally, the Company’s capital investment tends to occur in the first half of the year in order to deploy the equipment to meet customer needs.

Availability of Certain Documents Concerning the Company

Copies of our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, proxy statements, reports under Section 16 of the Exchange Act and any amendment to any of these documents, as well as current versions of the following documents are available, without charge, on our website, www.panavision.com (under the heading ‘‘Investor Relations’’) and upon request to the Secretary, Panavision Inc., 6219 De Soto Avenue, Woodland Hills, California 91367:

•	Panavision’s Code of Business Conduct, which includes its Code of Financial Ethics for Senior Financial Officers.

•	The charters for all standing committees of Panavision’s Board of Directors, namely its Audit, Compensation and Nominating/Governance Committees.

•	Panavision’s Corporate Governance Guidelines.

•	The Nominating/Governance Committee’s criteria for the nomination of candidates to the Board of Directors.

‘‘Academy Awards®’’ and ‘‘Oscars®’’ are registered trademarks of the Academy of Motion Picture Arts and Sciences. ‘‘CineAltaTM’’ is a registered trademark of Sony.

Additional information required by Item 1 of Part I is incorporated by reference to Item 6—Selected Financial Data.

Item 1A.    Risk Factors

Our substantial indebtedness could affect our operations and flexibility.

We have a substantial amount of outstanding indebtedness. As of December 31, 2005, our total indebtedness was approximately $325 million, excluding approximately $65 million of indebtedness pursuant to the 9 5/8% Notes that were redeemed on January 3, 2006. As of the close of the March 2006 Refinancing on March 30, 2006, our total indebtedness, including redeemable preferred stock, was $370.0 million. Our substantial indebtedness could have important consequences. For example, it could:

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other general corporate purposes;

•	limit our ability to fund future working capital, capital expenditures, research and development, acquisitions, investments and other general corporate requirements; and

•	limit our flexibility in responding to changes in our business and the industry in which we operate.

Furthermore, our interest expense could increase if interest rates increase, because all of our debt under the Senior Secured Credit Agreement bears interest at floating rates, although the Company plans to enter into hedging arrangements with respect to certain of its interest rate risk during 2006.

Our ability to service our debt and meet our cash requirements depends on many factors.

We currently anticipate that operating cash flow and the Revolver (see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Long-Term Debt") will be sufficient to cover our operating and capital spending requirements for 2006. However, if we do not generate sufficient cash flow from our operations or have funds available for borrowing under our credit facilities, we would be required to adopt one or more alternatives. For example, we could be required to:

•	reduce or delay capital spending, including spending required for the transition to digital image capture;

•	restructure our indebtedness;

•	seek capital contributions or loans from our affiliates; and/or

•	issue and sell our equity securities.

If we are required to take any of these actions, it could have an adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you that we would be able to take any of these actions, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various debt instruments then in effect.

Restrictions and covenants in debt agreements may limit our ability to take certain actions and our failure to comply with these covenants and restrictions, whether or not caused by events beyond our control, could result in an event of default which could materially and adversely affect our operating results and financial condition.

The Senior Secured Credit Agreement contains a number of significant restrictions and covenants that limit our ability and our subsidiaries' ability, among other things, to:

•	borrow money;

•	use assets as security in other borrowings or transactions;

•	pay dividends on stock or purchase stock;

•	make capital expenditures;

•	sell assets;

•	enter into certain transactions with affiliates; and

•	make certain investments or acquisitions.

In addition, these instruments also require us to maintain certain financial ratios and meet certain tests, including minimum interest coverage and maximum leverage ratios and minimum levels of EBITDA (as defined in such instruments), and restrict our ability and the ability of our subsidiaries to make capital expenditures.

Events beyond our control, such as prevailing economic conditions and changes in the competitive environment, could impair our operating performance, which could affect our ability and that of our subsidiaries to comply with the terms of our debt instruments. From time to time we have been unable to comply with certain covenants in our debt instruments and have had to seek the approval of our lenders to amend those instruments (see ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations—Long Term Debt’’). Although our lenders have accommodated us to date, we cannot assure you that they will continue to do so in the future. We cannot assure you that we and our subsidiaries will be able to comply with the provisions of our respective debt instruments. Breaching any of these covenants or restrictions or the failure to comply with our obligations after the lapse of any applicable grace periods could result in a default under the applicable debt instruments. If there were an event of default, holders of such defaulted debt could cause all amounts borrowed under these instruments to be due and payable immediately. We cannot assure you that our assets or cash flow or that of our subsidiaries would be sufficient to fully repay borrowings under the outstanding debt instruments, either upon maturity or if accelerated upon an event of default or that we would be able to refinance or restructure the payments on such debt. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our or our subsidiaries' other debt instruments. See ‘‘—Our substantial indebtedness could affect our operations and flexibility.’’

We depend on the feature film, series television program and television commercial markets.

Our operations are dependent on the feature film industry, including, in particular, the number of major studio feature films, which tend to use larger camera packages than the feature films made by independent producers. We are also dependent on the number of series television programs and television commercials produced. A significant reduction in the total number of feature films, particularly major studio or large-budget action films, series television programs and television commercials produced, could have a material adverse impact on our operations. In addition, a reduction in the average equipment rental package size could have an adverse affect on our revenues for each such project, and in turn, an adverse affect on our results of operations. Further, the rental revenue generated from our lighting rental operations depends on the number of feature films, television programs and commercials produced, as well as the location of such production activity (while we have a global network of camera rental offices and independent distributors, we have a smaller number of lighting operations and film and television productions tend to rent lighting equipment from rental agencies in the territories where the productions are filmed).

Labor disruptions in these industries could also adversely affect our operations. In North America, the Writers Guild of America, the Screen Actors Guild and other organizations periodically enter into negotiations with the major motion picture studios for the renewal of their respective collective bargaining agreements. These negotiations occasionally have resulted in strikes or other work stoppages. Labor disruptions due to such negotiations could significantly reduce production activities. Labor disruptions in our international territories, arising from local labor issues, could also occur. Such disruptions could have an adverse effect on our operating results and cash flow.

In addition, feature film and television production is in part reliant on the availability of tax and other incentives from government organizations. These incentives change from time to time and any elimination or adverse change in availability of incentives can lead to a reduction in production activity which could have an adverse effect on our operating results and cash flow.

Responding to the rapid geographic shift of our customers, particularly feature film productions, creates operational challenges and failure to successfully respond to such challenges may adversely affect results of operations.

Although we have in place a broad network of camera rental offices and distributors, there are often rapid and significant shifts in production activity between different states, countries and continents from year to year in response to changes in local tax incentives, currency fluctuations, labor market conditions, location preferences and other factors. Responding to these trends often requires the relocation of significant amounts of equipment, the establishment of new operations, or resizing existing operations, all of which may involve significant additional expense. If we are unable to respond to these geographic changes efficiently or effectively, we may lose certain productions to competitors which would have an adverse effect on our results of operations.

The markets for our products are highly competitive.

The market for our cinematography equipment is highly competitive, primarily driven by technology, customer service and price. As a manufacturer of camera equipment, our primary competitor is Arri Inc. Our primary competitors in the lens manufacturing business are Zeiss and Cooke Optics Limited, who are also the primary suppliers of lenses to our rental competitors. As a renter of camera and lighting equipment, we compete with numerous rental houses, which purchase equipment from other manufacturers and then rent that equipment to their customers. In addition, in recent years Arri has also been expanding its own rental operations. Although fragmented, the lighting rental market is also highly competitive and driven by price. There can be no assurance that we will be able to continue to develop, manufacture and market our camera and lighting products successfully against existing or new competitors.

As we continue to see our industry transition from film to digital image capture, we are likely to see a number of new technological competitors that may include existing or new film or digital camera manufacturers and other companies that have a history of technological innovation in the digital arena. The digital camera rental market may be highly competitive and there can be no assurance that we will be as successful in capturing the market share in the digital camera rental market as we have been in the traditional camera rental market, or that the revenue and cash flows generated from the rental of digital cameras will compare favorably to the levels we experience in the traditional camera rental market. A number of these new competitors have significantly greater research and development resources and financial resources than us and we cannot assure that we will be able to effectively compete or achieve successful alliances with these companies.

The motion picture and television industries are subject to changes in technology, industry standards, customer requirements and product offerings.

The motion picture and television industries are subject to technological change, evolving industry standards, changing customer requirements including artistic preferences and trends, and improvements in and expansion of product offerings. The choice of image capture equipment is very often driven by artistic preferences of particular cinematographers that may change over time. Predicting the trend of such preferences is difficult, particularly with respect to new technologies such as digital image capture. Our ability to anticipate and adapt to all of these changes will be significant factors in our ability to remain a leader in the manufacturing and rental of cinematography equipment. Keeping pace with technological advancements is an important part of our ability to compete. There can be no assurance that products or technologies developed by others will not render our products or technologies noncompetitive or obsolete or that we will be able to develop new products to meet the changes and demands in our industry. Further, some existing products for which we currently have exclusivity, such as a camera similar to the Genesis® camera, may become available to competitors and this may have an adverse affect on our ability to compete effectively and, in turn, on our results of operations.

One of the most significant changes we are likely to encounter over the next several years is the emerging demand for digital image capture. In addition to the potential competitive pressures in this new market discussed above, the transition poses other significant challenges for us. It is difficult for us to anticipate the rate at which our customers will want to move from traditional film equipment to digital equipment, and which of our customers will want to make that transition. If the transition to digital image capture occurs more rapidly than we anticipate, it will create pressure for additional capital expenditures and increased expenses in addition to technological challenges and we cannot assure that we will be able to make such investments or respond rapidly enough to meet the change in demand. If our competitors are able to anticipate and respond to the pace of transition to digital image capture more effectively than us, it will adversely affect our results of operations.

Our business and competitive position depends, in part, on our ability to protect and exploit our new and existing intellectual property rights.

We rely on a combination of patents, licensing arrangements, trade names, trade and service marks, proprietary know-how and technology and trade secrets to protect our intellectual property rights. We own or have been assigned or licensed domestic and foreign patents and patent applications relating to our cameras, lenses and accessories. We also own or have been assigned several domestic and foreign trademark or service mark registrations which, collectively, are material to our business. The success of our business operations and competitive position within our industry depends, in part, on our continued ability to obtain intellectual property rights for our new products. Our existing intellectual property rights may not provide commercially meaningful protection against competitors. Our manufacturing competitors may challenge our patents or independently develop similar products that could result in an interference proceeding in the U.S. Patent Trademark Office or a legal action. Enforcing our rights under these circumstances may be difficult, costly and time consuming. Our manufacturing competitors may also be able to design around our patents or develop unique products providing technology similar to our products. In addition, our ability to use our patent rights, as well as our ability to obtain new patent rights, may be more limited in certain markets outside of the United States because the protections available in other jurisdictions may not be as extensive as those available domestically.

We may not be successful in implementing strategies for future growth.

If we fail to successfully implement strategies for future growth, including developing and manufacturing technologically superior cameras, lenses and accessories, we may not be able to grow or remain competitive. We have recently introduced, and plan in the future to introduce, new products in the markets in which we compete; however, demand for our new products may not materialize. In addition, as part of our strategy for growth, we may plan from time to time to pursue strategic acquisitions, which will be dependent upon a number of factors, including our ability to identify acceptable acquisition candidates, consummate acquisitions on favorable terms, successfully integrate acquired assets and obtain financing to support our growth. We may not be successful in acquiring additional assets, and any acquisitions that we do consummate may not produce the anticipated benefits or may have adverse effects on our business and operating results.

Our business may suffer if we do not attract and retain existing and additional highly skilled personnel.

Our business may suffer if we do not attract and retain additional highly skilled personnel. To meet our planned growth, we believe that our future success will depend upon our ability to retain our existing personnel and to hire, train and retain new, highly skilled personnel, particularly in the areas of research and development, engineering, equipment service and finance. Competition for quality personnel in each of these areas is intense, particularly with respect to all areas relating to digital image capture expertise. We cannot be sure that we will be successful in hiring, assimilating or retaining the necessary personnel, and our failure to do so could have an adverse affect on our operating results.

We are dependent upon key suppliers.

We use outside vendors for the manufacture of certain components used in our products, such as the grinding, manufacture and polishing of certain camera lens elements. We currently obtain the glass we use to manufacture our camera lenses from predominantly one vendor, Raytheon Corporation, and Sony is the vendor of the majority of our digital image capture camera inventory. We generally do not have supply contracts with our outside vendors. If we were to lose one or more of such vendors, or if we were otherwise unable to obtain such components on terms that are favorable to us, it could disrupt our business in a manner that leads to an adverse effect on our results of operations.

We are subject to the effects of foreign currency fluctuations and social, political and economic risks affecting foreign operations.

In 2003, 2004 and 2005, approximately 59%, 60% and 61% of our revenue, respectively, was generated outside of the United States. We consider revenue generated outside of the United States to be revenue derived from the rental and sale of products for productions that are filmed outside United States. We expect that international operations will continue to account for a significant portion of our revenue in future periods. As of December 31, 2005 and as of the close of the March 2006 Refinancing, all but $9.4 million and $9.2 million, respectively, of our indebtedness comprised obligations denominated in United States dollars, and we expect this to continue to be the case. The results of operations of our international subsidiaries are translated from international currencies to United States dollars. Therefore, our results of operations are affected by fluctuations in exchange rates between such currencies. In addition to foreign exchange risk, international operations are subject to a number of special risks, including trade barriers, exchange controls, national and regional labor strikes, political risks and risk of increases in duties, taxes and governmental royalties, as well as changes in laws and policies governing operations of foreign-based companies. In addition, earnings of foreign subsidiaries and intercompany payments are subject to foreign income tax rules that may reduce cash flow available to meet required certain of our debt service and other obligations of Panavision.

We depend on our facility in California.

Our sole camera and lens manufacturing facility is located in Woodland Hills, California. It is also our largest warehousing and camera rental facility. Since we are dependent on this manufacturing, warehousing and rental facility, a disruption of our operations at this facility could have an adverse effect on our business, financial condition and results of operations. Such disruption could result from various factors including human error, a natural disaster such as an earthquake, fire or flood, or a terrorist attack.

We do not own the real estate for any of our principal facilities. Accordingly our business is highly dependent upon the ability to renew existing leases or locate new leasehold premises.

As we do not own the real estate on which any of our principal facilities, including Woodland Hills, California, are located throughout the world, we depend on our ability to renew existing leases as they expire or to locate suitable alternate locations. Many of our operations are located in markets where there is significant competition for appropriate commercial real estate, that may make it difficult, or more expensive, to renew existing leases or to obtain suitable alternate locations, if necessary. In addition, if it becomes necessary to relocate existing facilities it may cause significant disruption to our operations. Failure to effectively manage these real estate challenges may have an adverse affect on our operations and, accordingly, our results of operations.

We are developing new information systems and if we are unsuccessful in the development and implementation of such systems, it could interrupt our operations and adversely affect our ability to run our business.

In conjunction with an external consulting company, we are in the process of developing a new information system that, if successful, is expected to provide significant improvements to the core functions of our rental operations, asset management, and related financial functions. The development of this system for global deployment will require a significant commitment of time from employees across a broad range of functions, which may distract our employees from the successful performance of their existing functions. Given that this system is being custom built for our operations, the development of this system poses a number of challenges including managing a large fleet of physical assets located in numerous locations around the world, accounting for local regulatory and practical differences in our operations around the world, making necessary changes to our existing work practices to adapt to the new systems and training our personnel on the new systems. Accordingly, we may not be successful in developing and implementing this new system. Failure to smoothly and successfully develop and implement this system could interrupt our operations and adversely impact our ability to run the business.

If our internal control over financial reporting does not comply with the requirements of the Sarbanes-Oxley Act of 2002, our business may be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to comprehensively evaluate their internal control over financial reporting. To comply with this statute, we will be required to document and test our internal control over financial reporting; our management will be required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm will be required to attest to and report on management's assessment. Reporting on our compliance with Section 404 of the Sarbanes-Oxley Act will first be required in connection with the filing of our Annual Report on Form 10-K for the fiscal year ending December 31, 2007. The standards that must be met for management to assess our internal control over financial reporting are new and require significant investment of time, money and other resources, documentation and testing. If our internal control over financial reporting does not comply with the requirements of the Sarbanes-Oxley Act of 2002, our business may be adversely affected.

We are controlled by MacAndrews & Forbes Holdings Inc. (‘‘MacAndrews & Forbes Holdings’’).

MacAndrews & Forbes Holdings indirectly owns approximately 96.3% of our common stock. MacAndrews & Forbes Holdings is therefore able to direct and control our policies and those of our subsidiaries, including with respect to mergers, sales of assets and similar transactions. Shares of common stock of intermediate holding companies may from time to time be pledged to secure obligations of MacAndrews & Forbes Holdings or its affiliates. A foreclosure upon any such shares could constitute a change of control and event of default, which would permit our lenders to accelerate our Senior Secured Credit Facility. We may not have sufficient funds at the time of the change of control to repay in full the borrowings under our Senior Secured Credit Facility.

Our operating results have been and may continue to be subject to seasonal fluctuations.

Our revenue and net income are subject to seasonal fluctuations. For example, in North America, episodic television programs typically cease filming in the second quarter for several months, and typically resume production in August. Feature film activity typically reaches its peak in the third and fourth quarters. These seasonal factors may lead to fluctuations in our quarterly operating results.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Panavision’s headquarters and principal camera and lens manufacturing facility are located at its 150,000 square-foot facility in Woodland Hills, California. Our other significant manufacturing facility is the Lee Filters facility located in Andover, England. We conduct our operations through rental offices owned and operated by us as well as through independent distributors. All principal facilities are leased, although we do own one small facility in Glasgow, Scotland. The table below summarizes the worldwide presence of our O&O offices. In addition, Panavision may from time to time service its customers at other locations as needed.

Owned & Operated Facilities	Camera Rental	Lighting Rental	Filters *
North America
Woodland Hills, California	X
Hollywood, California	X
Burbank, California			X
Dallas, Texas	X	X
New York, New York	X	X
New Orleans, Louisiana	X	X
Orlando, Florida	X
Toronto, Canada	X
Calgary, Canada	X
Halifax, Canada	X
Vancouver, Canada	X
Europe
London, England	X	X
Andover, England			X
Manchester, England	X	X
Bristol, England		X
Glasgow, Scotland		X
Dublin, Ireland	X
Paris, France	X	X
Marseilles, France	X
Prague, Czech Republic	X
Warsaw, Poland	X
Asia Pacific
Sydney, Australia	X	X
Melbourne, Australia	X	X
Queensland, Australia	X	X
Auckland, New Zealand	X
Wellington, New Zealand	X	X

*	Primary filters distribution facilities. Filters and other consumables are available from numerous rental locations as well.

Panavision camera equipment and accessories are also available through a worldwide network of independent distributors in the following locations:

Americas	Europe/Africa	Asia Pacific
Montreal, Quebec, Canada	Rome, Italy	Beijing, China
Mexico City, Mexico	Milan, Italy	Guangzhou, China
Sao Paulo, Brazil	Madrid, Spain	Shanghai, China
Rio de Janeiro, Brazil	Budapest, Hungary	Kowloon, Hong Kong
	Lisbon, Portugal	Kuala Lumpur, Malaysia
	Capetown, South Africa	Singapore, Singapore
	Gauteng, South Africa	Bangkok, Thailand
Tokyo, Japan (2)
Osaka, Japan
Muntinlupa City, Philippines
Chennai, India

Item 3.    Legal Proceedings

Panavision is not engaged in any legal proceeding other than ordinary routine litigation incidental to its business. Currently, Panavision is not involved in any legal proceeding that it expects to have a material effect on its financial condition, results of operations, or business.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Until August 5, 2002, Panavision Common Stock was listed on the New York Stock Exchange (‘‘NYSE’’) under the symbol ‘‘PVI’’. After failing to meet certain continued listing criteria of the NYSE, the Company’s stock ceased trading on the exchange and now trades over the counter under the symbol ‘‘PVIS.OB’’.

As of March 21, 2006, there were 79 registered holders of record of Panavision Common Stock.

	Stock Sales Prices*
	High	Low
2005
First Quarter	$6.25	$5.50
Second Quarter	6.25	4.50
Third Quarter	4.50	3.75
Fourth Quarter	6.00	3.75
2004
First Quarter	$6.00	$4.80
Second Quarter	6.00	3.25
Third Quarter	6.75	5.75
Fourth Quarter	7.00	5.95

*	Since August 5, 2002, our Common Stock has traded over the counter under the ticker symbol ‘‘PVIS.OB’’. As such, stock information in this table represents over-the-counter market quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The trading market for our Common Stock may at times be relatively illiquid due to low trading volume.

We have never paid a cash dividend on our Common Stock and do not anticipate paying any cash dividend on our Common Stock in the foreseeable future. The current policy of our Board of Directors is to retain earnings to finance the operations and expansion of our business. In addition, our Amended and Restated Credit Agreement restricted, and our Senior Secured Credit Agreement restricts our ability to pay dividends to our stockholders (see Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and Note 12 of Notes to the Consolidated Financial Statements of the Company).

Item 6.    Selected Financial Data

The following selected financial data has been derived from our Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the Consolidated Financial Statements and related Notes thereto included elsewhere in this Form 10-K.

					Year ended December 31, 2001 (2)
					Pre-M&F Purchase(1)	Post-M&F Purchase(1)
	Year ended December 31,				Period From January 1 to April 19, 2001	Period from April 20 to Dec. 31, 2001
	2005 (2)	2004 (2)	2003 (2)	2002 (2)
Statement of Operations Data:
Camera rental	$147,281	$127,188	$118,787	$122,223	$45,660	$78,978
Lighting rental	44,110	41,701	38,886	32,844	9,629	22,118
Sales and other	41,910	38,175	33,467	31,212	10,520	20,451
Total revenue	233,301	207,064	191,140	186,279	65,809	121,547
Cost of camera rental	78,651	67,818	58,380	59,709	17,272	38,675
Cost of lighting rental	33,789	33,867	32,108	26,241	7,933	17,612
Cost of sales and other	24,710	22,472	19,657	17,351	5,816	11,756
Total cost of revenue	137,150	124,157	110,145	103,301	31,021	68,043
Gross margin	96,151	82,907	80,995	82,978	34,788	53,504
Selling, general and administrative	77,534	72,338	68,804	52,994	17,557	42,522
Research and development expenses	5,219	5,641	4,510	4,158	1,737	2,960
Operating income	13,398	4,928	7,681	25,826	15,494	8,022
Net interest expense	(36,012)	(31,762)	(29,655)	(34,522)	(15,019)	(28,436)
Refinancing expense	(262)	(6,191)	(1,505)	(4,523)	—	—
Net other income	65	4,362	1,263	2,406	48	594
Loss from continuing operations before income taxes	(22,811)	(28,663)	(22,216)	(10,813)	523	(19,820)
Income tax benefit (provision)	(873)	7,463	5,693	2,464	(1,011)	6,429
Net loss from continuing operations	(23,684)	(21,200)	(16,523)	(8,349)	(488)	(13,391)
Discontinued operations:
Income (loss) from EFILM (3)	—	715	(1,233)	(2,730)	—	(134)
Gain on disposal of EFILM (4)	—	10,330	—	—	—	—
Net income (loss) from discontinued operations	—	11,045	(1,233)	(2,730)	—	(134)
Net loss	$(23,684)	$(10,155)	$(17,756)	$(11,079)	$(488)	$(13,525)
Net loss per share from continuing operations – basic and diluted	$(0.60)	$(3.21)	$(3.46)	$(1.28)	$(0.06)	$(1.53)
Net loss per share – basic and diluted	$(0.60)	$(2.34)	$(3.60)	$(1.59)	$(0.06)	$(1.54)
Shares used in computation – basic and diluted	39,381	12,617	8,770	8,770	8,770	8,770

(1)	See Note 2 of Notes to Consolidated Financial Statements

(2)	See Note 1 of Notes to Consolidated Financial Statements regarding reclassifications

(3)	Net income tax benefit (provision) of $0, $(462), $721, $1,681 and $82, for the years ended December 31, 2005, 2004, 2003, and 2002, and the period from April 20 to December 31, 2001, respectively

(4)	Net of income taxes of $6,682

Item 6.    Selected Financial Data (continued)

	December 31, 2005**	December 31, 2004	December 31, 2003	December 31, 2002	December 31, 2001
Balance Sheet Data:
Deposit for redemption of debt	$67,477	$—	$—	$—	$—
Total assets	677,323	620,660	611,546	614,411	596,429
Total current liabilities	125,174	46,310	40,326	56,074	46,942
Long-term debt*	307,727	299,894	333,789	467,397	448,623
Stockholders’ equity	216,338	242,932	204,670	72,129	775,325

*	Includes redeemable Series B Preferred Stock as of December 31, 2002 and 2001.

**	On January 3, 2006, the 9 5/8% Notes (included as current liabilities at December 31, 2005) were redeemed, along with accrued interest thereon, with the funds deposited for that purpose. See Item 7 ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and Notes 12 and 23 of Notes to Consolidated Financial Statements of the Company.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Consolidated Financial Statements of Panavision and the Notes thereto included elsewhere in this Form 10-K. Except for the historical information contained in this Annual Report on Form 10-K, this Annual Report on Form 10-K, including the following discussion, contains ‘‘forward-looking statements’’ that involve risks and uncertainties. See ‘‘Forward-Looking Statements’’ and Item 1A. ‘‘Risk Factors.’’

Overview

We are the leading designer, manufacturer, and supplier of high precision camera systems for the motion picture, television series and television commercial markets in North America, Europe and the Asia Pacific Region. The products we rent include film and digital cameras, lenses, and accessories; lighting equipment; and cranes and remote devices used in those markets. We provide technical support services to our customers around the world in conjunction with theses activities. We sell the filters and other consumable items used by our customers. In addition, the Company continues to serve markets covering music videos, corporate programming, documentaries and other professional production markets that utilize our services and equipment.

Our revenue historically has fluctuated on a quarterly basis with revenues in the second half of each fiscal year typically higher than the first half, due, in part, to North American television production activity during that period. At the same time, our annual investment in new equipment usually occurs early in the year to ensure that our inventory is appropriate to meet the needs of our customers over the entire year. We believe this trend of seasonality of revenue and capital spending is likely to continue in the future.

We believe that maintenance and growth of our business requires continued technological innovation, engineering excellence, and a commitment to delivering high-quality products and services to our customers and partners. We are also increasing our focus on emerging geographic markets through new independent distributor relationships and through new owned-and-operated (‘‘O&O’’) offices. In addition, we continue to develop innovative camera, optics and other equipment and tools to enhance the creative experience and productivity of our customers. We also continue to invest in research and development of existing businesses, such as digital imaging technology, that we believe will become increasingly significant to our business in coming years. We believe that digital imaging, including the Genesis® camera, will become an important part of our business in the future and has the potential to deliver significant workflow improvements to customers.

Worldwide production factors have a strong correlation to business and consumer demand for our service offerings. We expect that general production trends will remain stable or experience slight improvement in fiscal year 2006 as compared to fiscal year 2005.

In 2006, we remain focused on execution in key areas of our business, responding effectively to customer needs, and continue to focus internally on product excellence, business efficacy, and accountability across the Company. We believe that key market opportunities include: strengthening our core camera and lighting rental business through geographic expansion, selective strategic acquisitions, and selective equipment upgrades; expanding our innovative portfolio of products by offering extensions of our technologies targeted towards specific customer needs, either as new products or as higher-value versions of existing products; and growth of our Federal Systems business, which offers imaging and optics solutions to government clients and their suppliers. We will also continue to remain focused on achieving improvements in operating efficiencies.

Summary of 2005 Results

We experienced significant revenue growth in camera rental of $20.1 million to $147.3 million in 2005 from $127.2 million in 2004 and increases in revenue from our lighting and other businesses as well. In general, the revenue growth was attributable to an increase in episodic television production, feature film production and the introduction of the Genesis® camera in 2005. Gross margin in 2005 increased $13.2 million to $96.2 million, as compared with $82.9 million in 2004. The increase was driven by higher production volume and larger camera packages, the effect of various acquisitions, and favorable foreign currency translation, partially offset by higher costs of camera rentals.

Net loss from continuing operations before income taxes in 2005 decreased $5.9 million to $22.8 million, as compared with $28.7 million in 2004. The improvement in net loss for 2005, as compared with 2004, reflected an increase in gross margin and lower refinancing costs partially offset by higher selling, general and administrative costs (‘‘SG&A’’) and interest expense.

Overview of Financing Activities

In January 2006, the Company redeemed all of its outstanding 9 5/8% Senior Subordinated Discount Notes Due 2006 (‘‘9 5/8% Notes’’) with borrowings under the Senior Subordinated Term Loan (the ‘‘PX Term Loan Agreement’’) from PX Holding Corporation (‘‘PX Holding’’), our majority shareholder. Further, in March of 2006, the Company completed a substantial refinancing of its existing long-term debt. In that refinancing, the Company was able to reduce its expected cost of borrowing, raise additional capital to fund capital spending requirements including the implementation of its strategy related to digital image capture, strengthen its balance sheet through the issuance of preferred stock to PX Holding in exchange for the retirement of outstanding borrowings under the PX Term Loan Agreement and lengthen the maturity of its long-term debt. (See ‘‘—Liquidity and Capital Resources—Long-Term Debt—March 2006 Refinancing’’ and Note 23 of Notes to the Consolidated Financial Statements of the Company.)

Results of Operations

Our revenue is derived from three sources: (i) camera rental operations, (ii) lighting rental operations, and (iii) sales and other revenue. Revenue from camera rental operations consists of the rental of cameras, lenses and accessories to the motion picture and television industries through a network of owned and operated rental offices located throughout North America, Europe and the Asia Pacific region, and through a network of independent distributors responsible for the rental of our equipment in locations not served by our rental offices.

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

Sales and other revenue is comprised of: (i) the manufacture and sale of lighting filters through Lee Filters in the United Kingdom and the United States; (ii) sales of various consumable products, such as film stock, light bulbs and gaffer tape, which are used in all types of productions; (iii) sales of prosumer non-proprietary digital camera and lighting equipment in Australia; and (iv) sales by Panavision Federal Systems, LLC.

We consider revenue from international business to be that revenue which is generated from the rental of our equipment and sales to productions that are located at production sites outside of the United States. Disclosure of revenues and long-lived assets by geographical region appears in Note 14 of the Notes to Consolidated Financial Statements.

We transact the majority of our non-domestic business in the local currency (‘‘LC’’) of the office initiating the transaction. When LC-denominated activity is converted into U.S. dollars (‘‘USD’’) for presentation in the Consolidated Financial Statements, the change in the value of LCs relative to the USD has an impact on both the balance sheet and the revenues and costs analyzed below. While both rental revenues and costs of rental revenues in any given country will typically be affected in the same manner, a change in gross margin can be amplified or mitigated depending on the direction of foreign exchange rate changes.

During the past three years we entered into several transactions that affect comparability of the results of operations. In April 2005, our subsidiary Panavision Europe Limited (‘‘PVE’’) entered into an operating lease arrangement with a related party, PX (UK) Limited (‘‘PX (UK)’’), a subsidiary of PX Holding Corporation (‘‘PX Holding’’), whereby PVE leases certain camera and lighting equipment (the ‘‘PX (UK) Equipment’’) from PX (UK) in the United Kingdom. In conjunction with the March 2006 Refinancing discussed below, PVE acquired the PX (UK) Equipment from PX (UK). See ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations—Long-Term Debt.’’

In May 2004, we sold our lighting assets in Canada, thereby exiting the lighting business in that country. In August 2004, we sold our 80% membership interest in EFILM, LLC (‘‘EFILM’’), a digital post-production laboratory (‘‘EFILM Sale’’). As a result of the EFILM sale, EFILM and its holding company, LPPI, LLC, have been reported as discontinued operations in the Consolidated Financial Statements, the Notes to Consolidated Financial Statements, and in the discussion that follows. In August 2004, we also purchased Technovision France, a film equipment rental company in Paris. Results of Technovision operations have been consolidated effective August 14, 2004.

In September, 2004, we purchased the outstanding 49% interest in DHD Ventures, LLC (‘‘DHD’’), making DHD our wholly-owned subsidiary, at which point we began consolidating DHD’s results of operations. Prior to this purchase the DHD joint venture was reported using the equity method of accounting. Results of DHD operations have been consolidated effective September 16, 2004. On December 29, 2004, we purchased all the film and video camera equipment of William F. White International Inc. (‘‘WFW’’) in Canada.

In May, 2003, we increased our ownership in PANY Rental Inc. (‘‘PANY Rental’’) to 67% from 33%, at which point we began consolidating PANY Rental’s results of operations; prior to May 2003 we used the equity method of reporting for PANY Rental. As a result, the analyses that follow reflect the consolidation of PANY Rental for the 12 months ended 2005 and 2004 but only eight months in 2003. As of January 2004, PANY Rental became a wholly-owned subsidiary of Panavision.

Certain amounts in previously issued financial statements have been reclassified to conform to the 2005 presentation. Additionally, the Company reviewed the components of its reported cost of rentals and sales and determined that certain reclassifications were appropriate to better reflect the operating costs related to revenues. Effective April 2005, freight charges, which had previously been reported as SG&A costs, are now presented as cost of rentals and sales. Facilities-related costs, such as rents, utilities and maintenance, which had previously been allocated, using various methodologies, to cost of rental assets produced, cost of camera and lighting rentals, cost of sales, SG&A and research and development expenses, are now only allocated to cost of rental assets produced with the remaining unallocated amount classified as SG&A. All prior periods have been reclassified to conform to the current classification. The effect of the reclassification was to reduce cost of sales, increase SG&A and reduce other line items in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Increase (Decrease)
Year Ended December 31,	Cost of Rentals & Sales	SG&A	Other
2004	$(6,125)	$6,459	$(334)
2003	$(6,410)	$6,975	$(565)

The following discussion and analysis includes our consolidated historical results of operations for the years 2005 compared to 2004 and 2004 compared to 2003.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

During 2005, the USD weakened compared to most major foreign currencies of countries in which we do business. The following table presents the average exchange rates we used during 2005 and 2004 for translating LC-denominated activity (US$: 1 LC):

	U. K. Pound Sterling	Australian Dollar	New Zealand Dollar	Euro	Canadian Dollar
2005	1.8226	0.7635	0.7045	1.2486	0.8240
2004	1.8254	0.7368	0.6626	1.2408	0.7690
Increase (decrease) vs. US$	(0.2)%	3.6%	6.3%	0.6%	7.2%

These currency rate changes have had an impact on the amounts of rental revenues, costs of revenues, and operating costs translated from LC into US$, although the impact in 2005 was less pronounced than in recent previous years as the U.S. dollar strengthened against these currencies during the later part of 2005. Management believes it provides insight into operational performance to review the results of operations after taking into account the affect of exchange rate changes on LC amounts translated into US$, and accordingly, in addition to discussing results of operations prior to giving effect to such exchange rate changes we have included that information in the following discussion.

Camera Rental Operations

(in thousands)	Year Ended December 31,		Increase (Decrease)
	2005	2004		%
Rental revenue	$147,281	$127,188	$20,093	15.8%
Cost of rentals	78,651	67,818	10,833	16.0%
Margin	$68,630	$59,370	$9,260	15.6%
Cost %	53.4%	53.3%

The main factors underlying the increase in camera rental revenue were additional revenue from television and the purchase of the WFW assets, the leasing of the PX (UK) Equipment and the acquisitions of Technovision and DHD, along with increased revenue from commercials and feature films and the positive translation effect of foreign exchange rate changes. After taking into account the effects of currency translation and the DHD acquisition described above, camera rental revenue increased approximately $16.0 million. Rental revenue increased from television, feature films, commercials and other camera revenue by approximately $8.9 million, $3.6 million, $2.4 million and $1.1 million, respectively. The weakening of the US$, primarily against the Canadian dollar, increased camera rental revenue by approximately $2.6 million, and we estimate the impact of the DHD acquisition on camera rental revenues was an increase of approximately $1.5 million. As the WFW and Technovision assets and the PX(UK) Equipment have been integrated into our respective regional operations, the impact of their utilization cannot be accurately quantified but we believe it has been accretive to revenue.

As digital image capture technology becomes responsible for a larger part of our revenue, the Company benefits from increased margins on the rental of the Genesis® camera system. Higher margins are driven by more favorable pricing due, in part, to the fact that through utilization of digital image capture our customers are able to achieve cost savings in other elements of the production process. Deployment of the Genesis® camera has assisted the Company in maintaining its gross margin on camera rentals despite the cost increases discussed below.

The increase in television revenues took place primarily in the U.S., Europe and Canada, with the U.S. representing approximately half of the increase. Television revenues in the U.S. increased as a result of an increase in the number of high production value one-hour dramas, an increase in original programming for cable networks and a recent increase in the number of scripted television productions relative to the reality programming that had become increasingly popular over the last few years. Reality shows tend to be lower-budget productions that, as a general rule, are less likely to use our cameras and lenses. Revenue from feature films increased approximately $3.6 million as a $1.1 million decline in revenue from major feature films was more than offset by a $4.7 million increase in revenue from independent films. The increase in camera rental revenue from commercials and other camera revenue was due primarily to the addition of the WFW assets in Canada.

On a regional basis, camera rental revenue from Canada increased approximately $11.7 million compared with the previous year while camera revenue from U.S. operations, excluding the DHD impact, increased approximately $4.9 million. Outside of North America, European offices reflected a decline in camera rental revenue of approximately $0.6 million, while revenue from the Asia Pacific region was essentially unchanged from 2004. The increase from Canada was due to an overall increase in the level of production activity in that country, an increase in Panavision’s portion of feature film activity, and the Company’s ability to service and acquire that incremental activity with the WFW assets. The increase from U.S. operations was due primarily to television. In Europe, significant declines in feature films were nearly offset by increases in television and commercials, due in large part to the acquisition of Technovision and the leasing of the PX (UK) Equipment. In the Asia Pacific region, increases in camera rental revenue from feature films essentially offset declines in all other market segments.

Cost of camera rentals increased in part as a result of depreciation charge increases of $4.2 million primarily related to the acquisitions of DHD, the WFW assets and Technovision. Other operating costs increased $5.9 million, primarily due to increases in payroll-related costs, equipment subrentals (the cost of our having to rent additional equipment not currently available in our inventory) and third-party commissions of approximately $2.0 million, $1.8 million and $2.1 million, respectively. Severance costs of $0.5 million, reflecting personnel reductions to reduce fixed operating costs, also increased operating costs during the period. These increases were offset by smaller decreases in various other expense categories totaling $0.5 million. The commissions are directly related to increased revenue from independent distributors and the leasing of the PX (UK) Equipment, while payroll and subrental costs are related to both increased rental activity and the recent acquisitions of the WFW assets and Technovision. Cost of camera rentals increased $0.7 million due to the translation effect of foreign exchange rate changes.

Lighting Rental Operations

(in thousands)	Year Ended December 31,		Increase (Decrease)
	2005	2004		%
Rental revenue	$44,110	$41,701	$2,409	5.8%
Cost of rentals	33,789	33,867	(78)	0.2%
Margin	$10,321	$7,834	$2,487	31.7%
Cost %	76.6%	81.2%

After taking into account a $0.3 million increase from the positive effects of foreign currency rate changes, lighting rental revenue increased $2.1 million. Lighting revenue from the Asia Pacific region improved $2.7 million primarily due to an increase in major feature films in the region. In Europe, significant decline of $4.9 million in lighting rental revenues from major feature films in Europe was nearly offset by increases in revenues of $4.6 million from television, independent films and other lighting projects. U.S. Lighting revenues increased $0.1 million. In addition, 2004 results included approximately $0.4 million of lighting revenues from Canada prior to the May 2004 sale of all our lighting assets in that country.

Cost of lighting rentals declined $0.2 million compared with the corresponding 2004 period after taking into account a $0.1 million increase from the effect of foreign currency rate changes. Depreciation charges and payroll costs declined $0.7 million and $0.5 million, respectively, while freight and repair & maintenance costs each increased $0.3 million. Third party commissions increased $1.0 million, of which approximately half was due to the leasing of the PX (UK) Equipment, but that increase was offset by a decrease in subrental expense of $0.6 million. The changes described above are also due to the absence in 2005 results of costs associated with the Canadian lighting operation, which operation was sold in 2004 and had generated costs of lighting rentals of $0.5 million in 2004. The improvement in gross margin was due to an increase in major feature films in the Asia Pacific region partially offset by a decrease in major feature films in the United Kingdom. The Asia Pacific region had a higher profit margin than the United Kingdom primarily due to lower labor costs as a percentage of rental revenue.

Sales and Other

(in thousands)	Year Ended December 31,		Increase (Decrease)
	2005	2004		%
Sales and other revenue	$41,910	$38,175	$3,735	9.8%
Cost of sales and other	24,710	22,472	2,238	10.0%
Margin	$17,200	$15,703	$1,497	9.5%
Cost %	59.0%	58.9%

Revenues from Lee Filters, with operations in both the United Kingdom and United States, increased $3.3 million due primarily to several large-volume sales of special effects glasses that ended in the third quarter of 2005. Contract sales to the U.S. Government, a new activity during 2005, added $0.8 million of revenue. These increases were partially offset by net declines of $0.9 million, primarily in Europe due primarily to the overall decline in sales of accessories and consumables complementary to major feature film activity. The positive effects of foreign currency rate changes increased sales and other revenue by $0.5 million.

Cost of sales and other increased $0.4 million from the positive effects of foreign currency rate changes, with the remaining $1.8 million of the change primarily related to the increase in Lee Filters revenues and the costs of the contract sales to the U.S. Government.

Operating Costs

(in thousands)	Year Ended December 31,		Increase (Decrease)
	2005	2004		%
Selling, general and administrative	$77,534	$72,338	$5,196	7.2%
Research and development	5,219	5,641	(422)	(7.5)%

$0.7 million of the increase in SG&A expenses was the result of foreign exchange rate changes. After taking this item into account, SG&A expenses increased $4.5 million compared to the corresponding period of 2004. The majority of the increase in SG&A costs related to severance costs of approximately $2.9 million in connection with the departure of several senior employees and the consolidation of the U.S. finance function, including departures that were part of the Company’s effort to reduce operating costs. The balance of the increase related to additional SG&A expenses was associated with the operations of Technovision and the WFW assets, primarily payroll and facilities-related costs.

Interest, Taxes and Other

(in thousands)	Year Ended December 31,		Favorable (Unfavorable)
	2005	2004	Change	%
Interest expense	$(36,425)	$(32,284)	$(4,141)	(12.8)%
Interest income	413	522	(109)	(20.9)%
Foreign exchange gain (loss)	(1,979)	338	(2,317)	(685.5)%
Refinancing expense	(262)	(6,191)	5,929	(95.8)%
Other income, net	2,044	4,024	(1,980)	(49.2)%
Income tax benefit (provision)	(873)	7,463	(8,336)	(111.7)%

The increase in interest expense primarily reflected higher effective interest rates during 2005 along with higher average debt balances compared to the corresponding period of 2004. During 2004 and 2005 slightly more than one-third of the Company’s indebtedness was tied to the 3-month LIBOR, which has increased approximately 200 basis points during 2005. The higher average debt balances resulted from an increase in borrowings, primarily capital leases and borrowings from affiliates, offset by scheduled principal payments of outstanding debt. Additionally, the Company borrowed approximately $65 million in December 2005 from an affiliate which was used to repay the 9 5/8% Notes due February 1, 2006. (See ‘‘—Liquidity and Capital Resources—Long-Term Debt—PX Term Loan Agreement and—9 5/8% Notes Redemption’’ and Notes 12 and 23 of Notes to Consolidated Financial Statements).

Foreign exchange activity resulted in a larger loss for the year ended December 31, 2005 as compared with the year ended December 31, 2004. This was primarily due to the effects of the weakening of the USD against foreign currencies on intercompany balances held in the United States that are denominated in those foreign currencies.

Other income, net decreased due to a $1.5 million gain on the sale of Canadian lighting rental equipment that was recorded in May 2004 along with a lower amount of insurance settlement gains in 2005 compared with 2004.

Refinancing expense of $6.2 million for the year ended December 31, 2004 reflected costs incurred in connection with the Company’s January 2004 Refinancing and costs previously incurred in connection with the Company’s Prior Credit Agreement See ‘‘—Long-Term Debt’’). These costs represent lender and professional fees incurred by the Company.

The income tax provision for the year ended December 31, 2005 comprises income taxes on profitable foreign operations and foreign taxes withheld in the relevant jurisdictions. The Company did not recognize any net benefit from current tax losses as uncertainty as to future utilization resulted in an increase to the allowance against deferred tax assets in the same amount as additional deferred tax assets generated. For the year ended December 31, 2004 the Company was able to recognize a significant portion of the benefit of the 2004 loss as an offset to the gain on sale of EFILM reflected in discontinued operations. See Note 7 to the Consolidated Financial Statements for a discussion of the Company’s Tax Sharing Agreements.

Under applicable Internal Revenue Service regulations, as a result of the settlement, on December 3, 2002, of certain shareholder litigation related to the 2001 purchase of shares of the Company’s Common Stock from PX Holding Corporation by M&F Worldwide Corp. (the ‘‘M&F Settlement’’), the Company may not join in filing a consolidated federal income tax return with either MacAndrews & Forbes Holdings or the Company’s subsidiaries until May 2006 without consent from the Internal Revenue Service. Accordingly, since the December 3, 2002 effective date of the M&F Settlement, the Company files separate federal income tax returns for the Company and separate returns for incorporated subsidiaries. The Company does not believe that the December 3, 2002 deconsolidation of its federal income tax returns or the potential re-consolidation of its returns in May 2006 has had or will have an adverse effect on the Company’s business or financial condition. (See Note 23 of Notes to Consolidated Financial Statements).

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

During 2004, the USD weakened compared to most major foreign currencies of countries in which we do business. The following table presents the average exchange rates we used during 2004 and 2003 in translating LC-denominated activity (USD: 1 LC):

	U. K. Pound Sterling	Australian Dollar	New Zealand Dollar	Euro	Canadian Dollar
2004	1.8254	0.7368	0.6626	1.2408	0.7690
2003	1.6371	0.6529	0.5829	1.1334	0.7141
Increase vs. USD	11.5%	12.9%	13.7%	9.5%	7.7%

These currency rate changes have had a significant impact on the amounts of rental revenues, costs of revenues, and operating costs translated from LC into USD, and in most cases were the most significant factor in changes when comparing results for 2004 with 2003.

Camera Rental Operations

(in thousands)	Year Ended December 31,		Increase (Decrease)
	2004	2003		%
Rental revenue	$127,188	$118,787	$8,401	7.1%
Cost of rentals	67,818	58,380	9,438	16.2%
Margin	$59,370	$60,407	$(1,037)	(1.7)%
Cost %	53.3%	49.1%

The primary factor underlying the increase in camera rental revenue was the positive translation effect of foreign exchange rate changes of approximately $5.6 million. Also, the consolidation effect of DHD and the acquisition of Technovision, as discussed above, contributed additional revenues of approximately $2.5 million in 2004. The consolidation effect of PANY Rental was not significant on the year-to-year rental revenue comparison because, prior to consolidation, most of PANY Rental’s camera rental revenue was included as a third-party agent. Excluding the effect of currency rate changes and the acquisitions, camera rental revenue increased approximately $0.3 million. In the television market our revenues declined by about $2.0 million. We believe this decline was caused primarily by the impact of ‘‘reality’’ programming in the U.S., as our cameras are typically not used on that type of show for budgetary reasons. Offsetting this decline were increases in the commercials market of approximately $1.0 million and an increase from the deployment of several additional cranes.

Major feature film production is a global activity and the level of activity in any given geographic region can fluctuate from year to year. We estimate that the total number of major feature film starts was essentially unchanged from 2003 to 2004 and that our share of these total starts increased slightly. For the feature film category, our O&O units captured more of this business in 2004 at the expense of our third-party agents due to the location of these productions and as a result, revenue from feature films was comparable year to year.

Similar to the change in revenues, the primary reasons for the increase in cost of camera rentals were the translation effect of foreign currency rate changes and the consolidation of acquired businesses. Approximately $3.0 million of the increase was due to the translation effect and approximately $1.6 million was due to the acquisition of Technovision and DHD. The consolidation impact of PANY Rental was not significant as the increase in camera costs was offset by a decrease in third-party agent commissions. The balance of the change was due to cost increases throughout our O&O offices, with the largest increase occurring in the U.S. Costs increased $4.2 million domestically, reflecting an increase to inventory reserves of $1.4 million for obsolete raw glass and other items, with the balance due to higher cost of sub-rentals, and higher maintenance and depreciation costs.

Excluding the positive effects of currency rate changes of $2.6 million and $0.8 million from the acquisitions of Technovision and DHD, camera rental gross margin declined approximately $4.4 million.

This decrease was primarily caused by the $1.4 million increase to inventory reserves and higher sub-rental and maintenance costs throughout our O&O offices, partially offset by the $0.3 million net increase in camera rental revenue.

Lighting Rental Operations

(in thousands)	Year Ended December 31,		Increase (Decrease)
	2004	2003		%
Rental revenue	$41,701	$38,886	$2,815	7.2%
Cost of rentals	33,867	32,108	1,759	5.5%
Margin	$7,834	$6,778	$1,056	15.6%
Cost %	81.2%	82.6%

Lighting rental revenue increased $3.7 million as compared to 2003 as the result of the effect of foreign exchange rate changes on international revenues. Excluding the currency effects, there were several significant offsetting changes. The consolidation of PANY Rental for twelve months of 2004 versus eight months in 2003 was the primary factor in a U.S. revenue increase of $2.4 million. In Asia Pacific, lighting contracts for several large-budget motion picture productions were the primary reason for revenue improvement of $2.0 million. These improvements were substantially offset by a decrease of $1.6 million due to the May 2004 sale of Canadian lighting assets and a $3.7 million decrease in revenue at Lee Lighting in the U.K. that was primarily due to a decline in revenue from major and independent motion pictures as compared with 2003.

The cost of lighting rentals increased $3.2 million as the result of foreign exchange rate changes on international costs. Excluding currency effects, U.S. lighting costs increased $1.7 million, while internationally costs declined $1.8 million at Lee Lighting and $1.3 million in Canada as result of the lighting asset sale. U.S. costs increased due to the consolidation effect of PANY Rental discussed above and an increase in equipment sub-rental and maintenance. At Lee Lighting in the U.K., the cost declines were due primarily to lower sub-rental and labor costs related to the revenue decline. The overall improvement in gross margin as a percentage of revenues was due primarily to the Asia Pacific region, which had a higher profit margin than Lee Lighting primarily due to lower labor costs.

Sales and Other

(in thousands)	Year Ended December 31,		Increase (Decrease)
	2004	2003		%
Sales and other revenue	$38,175	$33,467	$4,708	14.1%
Cost of sales and other	22,472	19,657	2,815	14.3%
Margin	$15,703	$13,810	$1,893	13.7%
Cost %	58.9%	58.7%

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

Operating Costs

(in thousands)	Year Ended December 31,		Increase (Decrease)
	2004	2003		%
Selling, general and administrative	$72,338	$68,804	$3,534	5.1%
Research and development	5,641	4,510	1,131	25.1%

The primary factor underlying the change in ‘‘SG&A’’ for the year ended December 31, 2004 was an increase of $3.4 million due to the effect of foreign exchange rate changes on international SG&A costs. The remaining increase of $0.1 million resulted from several offsetting factors. SG&A in 2003 included severance expense of $4.6 million in connection with the departure of the Company’s former Chief Executive Officer, Chief Financial Officer, and President of US Operations. Excluding severance and the effects of foreign currency rate changes, SG&A increased approximately $4.7 million. Costs related to the consolidation effect of PANY Rental and the acquisition of Technovision increased SG&A by approximately $2.1 million. Other costs in the U.S. increased by $1.8 million related to higher infrastructure costs, the majority of which related to support of future growth initiatives, such as the 300x compound zoom lens, and higher professional fees related to increased regulatory compliance requirements. The majority of the balance occurred in Europe where costs increased $0.9 million. The principal reasons for the increase in Europe were higher advertising, legal and bad debt expenses at Lee Filters and general wage inflation.

The increase in research and development expenses for the year ended December 31, 2004 related to Panavision’s new product development efforts, such as the 300x compound zoom lens and the Genesis® digital camera.

Interest, Taxes and Other

(in thousands)	Year Ended December 31,		Favorable (Unfavorable)
	2004	2003	Change	%
Interest expense	$(32,284)	$(30,011)	$(2,273)	(7.6)%
Interest income	522	356	166	46.6%
Foreign exchange gain (loss)	338	(604)	942	156.0%
Refinancing expense	(6,191)	(1,505)	(4,686)	(311.4)%
Other income, net	4,024	1,867	2,157	115.5%
Income tax benefit	7,463	5,693	1,770	31.1%

The increase in interest expense primarily reflected higher effective interest rates in 2004, offset in part by lower debt balances compared to the prior year. The lower debt balances resulted from the March 2003 contribution of $90.9 million principal amount of the 9 5/8% Notes owned by MacAndrews & Forbes Holdings, formerly known as Mafco Holdings Inc., in exchange for equity, the January 2004 Refinancing (discussed below under ‘‘Long-Term Debt’’), scheduled amortization payments as well as an additional principal payment of $5 million with part of the proceeds from the EFILM Sale.

Refinancing expense for the year ended December 31, 2004 principally reflected costs incurred in connection with the January 2004 Refinancing. These costs represent primarily professional fees incurred by the Company, including an original issue discount fee of approximately $2.0 million. Refinancing expense for the year ended December 31, 2003 reflects costs incurred in connection with our discontinued offering of secured notes in the summer of 2003. These costs represent primarily professional fees incurred by the Company.

Other income, net was principally comprised of a $2.5 million gain on sales of property and equipment, a $1.0 million gain related to an insurance settlement for fire-damaged equipment and a related loss-of-hire claim along with $0.4 million trademark royalties and management fees from Panavision Imaging, LLC and Panavision SVI, LLC, both subsidiaries of MacAndrews & Forbes

Holdings. The primary component for the year ended December 31, 2003 was a $1.0 million gain on sales of property and equipment and $0.7 million gain related to an insurance settlement for flood-damaged equipment. The reason for the increase in gain on sales of property and equipment was a $1.5 million gain on the May 2004 disposition of Canadian lighting assets.

The income tax benefit for the year 2004 increased because of a greater pre-tax loss from continuing operations. The Company was able to recognize a significant portion of the benefit of the 2004 loss as an offset to the gain on sale of EFILM reflected in discontinued operations. See Note 7 to Consolidated Financial Statements included in the Form 10-K for a discussion of the Company’s Tax Sharing Agreements.

Under applicable Internal Revenue Service regulations, as a result of the settlement, on December 3, 2002 of certain shareholder litigation related to the ‘‘M&F Settlement’’, the Company may not join in filing a consolidated federal income tax return with either MacAndrews & Forbes Holdings or the Company’s subsidiaries until May 2006 without consent from the Internal Revenue Service. Accordingly, since the December 3, 2002 effective date of the M&F Settlement, the Company files separate federal income tax returns for the Company and separate returns for incorporated subsidiaries. The Company does not believe that the December 3, 2002 deconsolidation of its federal income tax returns or the potential re-consolidation of its returns in May 2006 has had or will have an adverse effect on the Company’s business or financial condition.

Capital Expenditures

The Company intends to use cash provided by operating activities, its Revolver (defined below) and proceeds from the March 2006 Refinancing (defined and discussed below) to make additional capital expenditures primarily to manufacture and purchase digital camera systems and accessories and purchase other rental equipment. The Company also has spent and expects to spend a substantial amount on the continued maintenance and upgrading of its existing inventory of cameras, optics and accessories. Consistent with the Company’s view of the market and its related strategy, the Company anticipates incurring a similar to slightly higher level of capital expenditures in 2006 as compared to 2005.

Liquidity and Capital Resources

The following table sets forth certain information from the Company’s Consolidated Statements of Cash Flows for the years indicated (in thousands):

	Year Ended December 31,
	2005	2004	2003
Net cash provided by (used in):
Operating activities	$25,024	$8,683	$13,748
Investing activities	(29,150)	(12,071)	(19,883)
Financing activities	6,952	3,087	277

Cash provided by operating activities for the year ended December 31, 2005 totaled $25.0 million, comprised of the net loss of $23.7 million, increased by adjustments for depreciation and amortization of $43.1 million, amortization of deferred financing costs of $1.7 million and the net change in working capital (excluding cash) and other miscellaneous items totaling $8.0 million, reduced by the deferred income tax benefit of $2.7 million and gains on property dispositions of $1.4 million. The primary reasons for the increase in cash provided by operations as compared with the year ended December 31, 2004 were the higher operating income in 2005 and net additions from working capital components in 2005 as opposed to net deductions in 2004.

Cash used by investing activities for the year ended December 31, 2005 of $29.1 million included $32.8 million of capital expenditures, offset by $2.9 million in proceeds received from dispositions of fixed assets, and $0.8 million collected on notes receivable. Cash used in investing activities for the year ended December 31, 2005 was significantly higher than 2004 primarily because 2004 included proceeds from the EFILM sale and collections of a note receivable that was also related to EFILM.

Total net cash provided by financing activities for the year ended December 31, 2005 was $7.0 million. Cash inflows from financing activities comprised borrowings of $16.5 million under the Second MacAndrews Line (as defined below), and $8.6 million of other long-term borrowings. Cash outflows from financing activities comprised repayments of long-term debt of $13.0 million, repayments under the Second MacAndrews Line of $1.9 million and payment of deferred financing costs of $0.6 million.

Cash provided by operating activities for the year ended December 31, 2004 totaled $8.7 million comprised of the net loss of $21.2 million, increased by adjustments for depreciation and amortization of $40.5 million, the writeoff and amortization of deferred financing costs of $4.5 million, and dividends of $1.1 million from our equity investment in DHD, and reduced by the deferred income tax benefit of $8.2 million, gains on property dispositions of $3.2 million and the net change in working capital (excluding cash) and other miscellaneous items totaling $4.8 million. The primary reasons for the decrease in cash provided by operations as compared with the year ended December 31, 2003 was an increase in net loss from continuing operations and an increase in working capital used, primarily an increase in inventory for the manufacturing of our 300x zoom lens.

Cash used by investing activities of $12.1 million for the year ended December 31, 2004 included $38.3 million of capital expenditures and cash payments for the DHD and Technovision acquisitions totaling $7.8 million, offset by $25.3 million in proceeds from the sale of EFILM, $5.0 million in proceeds received from dispositions of fixed assets, and $3.7 million collected on notes receivable. Cash used in investing activities for the year ended December 31, 2004 was less than that of the prior year primarily because of proceeds from the EFILM sale and collections of a note receivable that was also related to EFILM. Capital expenditures were approximately $13.6 million higher in 2004 as compared with 2003 primarily due to our purchase of the WFW camera inventory in Canada.

Net cash provided by financing activities for the year ended December 31, 2004 was $3.1 million. Cash inflows from financing activities, primarily related to the January 2004 Refinancing, comprised borrowings of $135.6 million under the Amended Credit Agreement, proceeds from the issuance of Senior Notes (as defined below) of $100.0 million, borrowings of $10.5 million under the Second MacAndrews Line, and a capital contribution of $22.7 million from MacAndrews & Forbes Holdings along with the sale of a note receivable to MacAndrews & Forbes Holdings. See ‘‘Long-Term Debt’’ below for a discussion of the January 2004 Refinancing. Cash outflows from financing activities comprised repayments of long-term debt of $264.3 million, the majority of which related to the January 2004 refinancing, repayments under the Second MacAndrews Line of $4.8 million and payment of deferred financing costs of $1.6 million.

Cash provided by operating activities for the year ended December 31, 2003 totaled $13.7 million comprised of the net loss of $16.5 million adjusted for depreciation and amortization of $39.6 million offset by the net change in working capital (excluding cash) and other miscellaneous items totaling $9.4 million.

Total investing activities of $19.9 million for the year ended December 31, 2003 included $22.3 million of capital expenditures, offset by $2.4 million in proceeds received from the disposition of fixed assets. The Company also purchased an additional 1/3 ownership interest in PANY Rental in May 2003 (such that, as of May 2003, the Company owned a 2/3 interest in PANY Rental) that resulted in the consolidation of PANY Rental’s financial position and results of operations in the Company’s accompanying consolidated financial statements. The purchase price together with additional payments relating to this transaction approximated $0.6 million and were offset by a similar amount of cash received upon consolidation as of January 2004, PANY Rental became a wholly-owned subsidiary of Panavision. Capital expenditures were primarily used to manufacture camera rental systems and accessories.

Total net cash provided by financing activities for the year ended December 31, 2003 was less than $0.3 million, which was comprised of borrowings of $14.5 million under the MacAndrews Line and Second MacAndrews Line (as defined below), repayments of $1.5 million under the MacAndrews Line, notes payable to Deluxe Laboratories, Inc. (‘‘Deluxe’’) of $0.6 million, proceeds from the issuance of Series B Preferred Stock of $4.4 million, and proceeds from the issuance of Series C Preferred Stock of $9.7 million, net of transaction costs, offset by repayment of long-term debt of $23.3 million, and payment of deferred financing costs of $4.1 million.

As of December 31, 2005, the Company had a line of credit ( the Second MacAndrews Line) totaling approximately $32.0 million, under which $23.8 million was drawn, including accrued interest of $0.1 million. As described below under "—March 2006 Refinancing," all amounts outstanding under the Second MacAndrews Line were repaid and that line of credit was retired on March 30, 2006. As of March 30, 2006 Panavision had a revolving line of credit (the Revolver described below) of $35.0 million, of which $1.0 million was drawn.

Although there can be no assurance, Panavision expects that cash flows from operations, borrowings under the Revolver and the Senior secured Credit Facility, cash equity contributions and advances from affiliates will be sufficient to enable Panavision to meet its anticipated operating, capital spending and debt service requirements through at least the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Long-Term Debt

As described below under ‘‘—March 2006 Refinancing,’’ all amounts outstanding under the Amended and Restated Credit Agreement, the PX Term Loan, the Second MacAndrews Line and the GE Term Loan and Security Agreement were repaid and all of the outstanding Senior Notes were redeemed as part of the March 2006 Refinancing as described below.

MacAndrews Lines

On August 13, 2003, MacAndrews & Forbes Inc., (formerly MacAndrews & Forbes Holdings Inc.) agreed to amend an existing line of credit provided to Panavision to increase the amount available for borrowing from $4.0 million to $10.0 million and extend the maturity date to August 31, 2006 (as amended, the ‘‘MacAndrews Line’’). In connection with an amendment to Panavision's Prior Credit Agreement (as defined below), on November 12, 2003, MacAndrews & Forbes Inc. agreed to provide a second revolving line of credit (the ‘‘Second MacAndrews Line’’) in the amount of $10.0 million at a rate equal to 50 basis points above the rate provided for in the revolving facility pursuant to the Prior Credit Agreement and a maturity date of April 15, 2004. As described below, in connection with the January 2004 Refinancing (as defined below), (i) amounts outstanding under the MacAndrews Line were retired in exchange for shares of new Series D Cumulative Pay-in-Kind Preferred Stock, par value $0.01 per share (the ‘‘Series D Preferred Stock’’) and (ii) MacAndrews & Forbes Inc. increased the amount of the Second MacAndrews Line to $20.0 million and extended the maturity date to April 16, 2009. On March 30, 2005, the Second MacAndrews Line was amended and restated to increase the amount to $32.0 million. All amounts outstanding under the Second MacAndrews Line were repaid and that line of credit was retired on March 30, 2006 as part of the March 2006 Refinancing as described below.

January 2004 Refinancing – 12.50% Senior Notes Due 2009 and Amended and Restated Credit Agreement

On January 16, 2004, Panavision consummated a series of transactions to refinance (the ‘‘January 2004 Refinancing’’) its indebtedness under its then existing credit agreement with a syndicate of lenders (the ‘‘Prior Credit Agreement’’). As part of the January 2004 Refinancing, Panavision sold, in a private placement, $104.2 million of senior secured notes (the ‘‘Senior Notes’’) bearing interest at a rate of 12.50%, payable quarterly, with a maturity date of January 16, 2009. The Senior Notes were sold at an original issue discount of approximately 4% for an aggregate purchase price of $100.0 million. The Senior Notes were secured by a second-priority lien on substantially all of the Company’s assets.

As part of the January 2004 Refinancing, Panavision issued to PX Holding 215,274 shares of new Series D Preferred Stock in exchange for (a) 159,644 shares of Series C Cumulative Pay-in-kind Preferred Stock, par value $0.01 per share (the ‘‘Series C Preferred Stock’’), of Panavision, held by PX Holding (together with approximately $13.2 million of accumulated dividends thereon); (b) $23.0 million in cash; (c) the retirement of all principal and interest (an aggregate of $10,180,930) owed as of January 16, 2004 under the MacAndrews Line; (d) 33.3 shares of common stock of PANY Rental Inc. (‘‘PANY Rental’’)

having a fair market value of $0.7 million (such that, as of January 16, 2004, Panavision owned 100% of the outstanding shares of PANY Rental); (e) the retirement of all amounts (consisting of $630,780 in principal and $82,913 in accrued and unpaid interest) owed by PANY Rental to PX Holding pursuant to a certain promissory note held by PX Holding; and (f) the retirement of all amounts (consisting of $7.8 million in principal and unpaid interest) owed to MacAndrews & Forbes Holdings under a certain promissory note in the principal amount of $6.7 million, dated July 1, 2002, issued by Panavision to M & F Worldwide Corp. and subsequently acquired by MacAndrews & Forbes Holdings. Panavision also issued to PX Holding 1,381,690 shares of new Series E Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share (the ‘‘Series E Preferred Stock’’) in exchange for 1,381,690 shares of Series A Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share (the ‘‘Series A Preferred Stock’’). As a result of the January 2004 Refinancing transactions, all of the outstanding shares of Series A and Series C Preferred Stock were transferred to Panavision. In addition, MacAndrews & Forbes Inc. increased the amount of the Second MacAndrews Line to $20.0 million and extended the maturity date to April 16, 2009.

Panavision used proceeds from the sale of the Senior Notes and the issuance of Series D Preferred Stock to reduce the indebtedness under the Prior Credit Agreement by $115.4 million, and replaced the Prior Credit Agreement with an Amended and Restated Credit Agreement (the ‘‘Amended and Restated Credit Agreement’’) with the lenders under the Prior Credit Agreement. The term facility under the Amended and Restated Credit Agreement was secured on substantially the same basis as indebtedness under the Prior Credit Agreement.

In addition, the Amended and Restated Credit Agreement revised certain financial tests and other restrictive covenants set forth in the Prior Credit Agreement, including required EBITDA (as defined), limitations on indebtedness, and other provisions. As defined in the Amended and Restated Credit Agreement and 2004 Indenture, EBITDA included adjustments for certain severance expenses, refinancing expenses, foreign exchange (gain) loss, and other non-cash charges. As compliance with EBITDA levels was a material aspect of the Amended and Restated Credit Agreement and the 2004 Indenture, the calculation of EBITDA pursuant to these agreements for the year ended 2005 is set forth below, with the calculation for 2004 provided for comparative purposes (in millions):

	Year ended December 31,
	2005	2004
Net loss from continuing operations	$(23.7)	$(21.2)
Net interest expense	36.0	31.8
Income tax provision (benefit)	0.9	(7.5)
Depreciation and amortization	43.1	40.5
Severance expense	3.0	—
Refinancing/amendment expenses	0.3	6.2
Foreign exchange (gain) loss	2.0	(0.3)
Non-cash charges	1.0	2.3
Asset purchase/sale adjustments	—	6.5
EBITDA	$62.6	$58.3

The required level of EBITDA, as defined, for the years ended December 31, 2005 and 2004, respectively, was $58.0 million and $54.0 million pursuant to the Amended and Restated Credit Agreement and $50.0 million for both years pursuant to the 2004 Indenture. As defined in the Amended and Restated Credit Agreement and 2004 Indenture, the above table reflects EBITDA from continuing operations. Certain amounts in previously issued financial statements, including the presentation of EFILM, have been excluded from continuing operations.

Preferred Stock Exchange

On November 16, 2004, Panavision issued 30,610,810 shares of common stock, par value $.01 per share (‘‘Common Stock’’), to PX Holding, in exchange for all Series D Preferred Stock and all Series E

Preferred Stock held by PX Holding (the ‘‘Exchange’’). The Exchange was completed pursuant to a letter agreement, dated November 16, 2004, between Panavision and PX Holding (the ‘‘Letter Agreement’’). (See Note 12 of Notes to Consolidated Financial Statements.)

Amendments to Amended and Restated Credit Agreement and 2004 Indenture

The Amended and Restated Credit Agreement was amended in August 2004, November 2004 and December 2004 and the Company entered into supplemental indentures with respect to the 2004 Indenture in August 2004, September 2004 and December 2004. For a description of these amendments and supplemental indentures, please refer to our Annual Report on Form 10-K for the year ended December 31, 2004.

We entered into a Fourth Amendment, dated as of March 30, 2005, to the Amended and Restated Credit Agreement and Fifth Supplemental Indenture, dated as of March 30, 2005, with respect to the 2004 Indenture. This amendment and indenture supplement was entered into principally to (a) reduce required EBITDA levels, as provided in the Amended and Restated Credit Agreement, to $52.0 million, $54.0 million, $54.0 million and $58.0 million for the twelve-month periods ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005, respectively; (b) extend the date on which the term facility under the Amended and Restated Credit Agreement was due if the 9 5/8% Notes remained outstanding from September 1, 2005 to December 1, 2005; (c) increase the limitation on capital expenditure, as defined in the Amended and Restated Credit Agreement, from $25.0 million to $37.5 million for the twelve-month period ended December 31, 2005; and (d) permit the increase of the Second MacAndrews Line to $32.0 million.

On November 14, 2005, we entered into a Fifth Amendment (the ‘‘Fifth Amendment’’) to our Amended and Restated Credit Agreement. Prior to the Fifth Amendment, the Amended and Restated Credit Agreement provided that the final maturity date of the term facility under the Amended and Restated Credit Agreement was to be January 12, 2007, except that the term facility was to become due and payable on December 1, 2005 if any of the 9 5/8% Notes remained outstanding on that date. Pursuant to the Fifth Amendment, the lenders under the Amended and Restated Credit Agreement agreed to extend this December 1, 2005 date to January 5, 2006, provided that, on or before December 1, 2005, Panavision was to (a) deposit into a designated account an amount not less than the principal outstanding and accrued interest through the date of redemption of the 9 5/8% Notes and (b) mail a notice of redemption to the holders of the 9 5/8% Notes indicating that Panavision intends to redeem all outstanding 9 5/8% Notes on or before January 5, 2006.

9 5/8 Notes Redemption

The 9 5/8% Notes were issued at a discount representing a yield to maturity of 9 5/8%. There were no periodic or interest payments through February 1, 2002. Thereafter, they bore interest at a rate of 9 5/8% per annum, payable semi-annually on February 1 and August 1 of each year, commencing August 1, 2002. The 9 5/8% Notes were due February 1, 2006, and were reflected as a component of current maturities as of December 31, 2005.

On January 3, 2006, Panavision completed the redemption of all $64,792,000 aggregate principal amount of the 9 5/8% Notes. In accordance with the notice of redemption mailed to holders on December 1, 2005, the redemption was completed when the redemption funds previously deposited with the trustee under the indenture governing the 9 5/8% Notes were released to the holders of the 9 5/8% Notes. The aggregate redemption price for the 9 5/8% Notes was $67,425,075, constituting an amount sufficient to repay the principal outstanding and accrued interest through the date of redemption. The redemption was funded principally with the funds from the PX Term Loan Agreement, defined and described below.

PX Term Loan Agreement

On December 1, 2005, Panavision entered into the PX Term Loan Agreement (‘‘PX Term Loan Agreement’’) with PX Holding as lender. The PX Term Loan Agreement provided for, among other things, a $64,792,000 term loan from PX Holding to Panavision with a maturity date of December 31, 2007. The term loan bore interest at a rate per annum equal to 9 5/8%, payable semi-annually on

February 1 and August 1 of each year, commencing February 1, 2006. All payment obligations under the PX Term Loan Agreement were subordinated in right of payment to the prior payment of Panavision's obligations under its existing Amended and Restated Credit Agreement and the 2004 Indenture.

The PX Term Loan Agreement included certain restrictive covenants substantially similar to those applicable to the 9 5/8% Notes that limit, among other things, the incurrence of additional indebtedness, the payment of dividends or other distributions or the making of certain other restricted payments, the sale of assets of Panavision, certain transactions with affiliates and certain mergers or consolidations or transfers of all or substantially all of Panavision's assets. The PX Term Loan Agreement also prohibited certain restrictions on distributions from subsidiaries. The PX Term Loan Agreement provided for events of default that are substantially similar to the 9 5/8% Notes. Following the occurrence of an event of default, PX Holding was able to accelerate all amounts outstanding under the term loan. All amounts outstanding under the PX Term Loan Agreement were repaid and the loan was retired on March 30, 2006 as part of the March 2006 Refinancing as described below.

GE Term Loan & Security Agreement

On June 14, 2005, Panavision entered into a term loan and security agreement (‘‘GE Term Loan & Security Agreement’’) with General Electric Capital Corporation (‘‘GE’’) pursuant to which GE was to make available to Panavision term loans in aggregate principal amount not exceeding $10 million and maturing September 14, 2006 for the purchase of digital cameras and equipment. Panavision's obligations pursuant to the GE Term Loan & Security Agreement were guaranteed by MacAndrews & Forbes Holdings and secured by a first priority security interest in the cameras and related equipment purchased with the proceeds of the term loans. The amount outstanding under the GE Term Loan & Security Agreement as of December 31, 2005 was $6.6 million. All amounts outstanding under the GE Term Loan & Security Agreement were repaid and the loan was retired in connection with the March 2006 Refinancing on March 30, 2006 as described below.

Panavision has certain cash obligations and other commercial commitments that will affect its short- and long-term liquidity. As of December 31, 2005, such obligations and commitments were as follows (in thousands):

		Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 years	4-5 years	After 5 years
Long-term debt (including interest).	$459,660	$113,693	$214,954	$131,013	$—
Capital leases	9,189	3,066	4,948	1,175	—
Operating leases	32,408	9,760	11,709	6,727	4,212
Purchase obligations	—	—	—	—	—
Total contractual cash obligations	$501,257	$126,519	$231,611	$138,915	$4,212

The table above does not give effect to the March 2006 Refinancing. Interest payments have been calculated based upon balances outstanding and interest rates in effect as of December 31, 2005.

March 2006 Refinancing

On March 30, 2006, Panavision consummated a series of transactions to refinance its indebtedness under its Amended and Restated Credit Agreement, Senior Notes, PX Term Loan Agreement, Second MacAndrews Line and GE Term Loan & Security Agreement (the ‘‘March 2006 Refinancing’’). As part of the March 2006 Refinancing, Panavision entered into a $345.0 million Senior Secured Credit Facility with a syndicate of lenders (the ‘‘Senior Secured Credit Facility’’). The Senior Secured Credit Facility consists of:

•	First Lien Facility (‘‘First Lien Facility’’ and the governing agreement the ‘‘First Lien Facility Agreement’’), comprising a First Lien Term Loan of $195.0 million (‘‘First Lien Term Loan’’) and a $35.0 million Revolving Credit Facility (the ‘‘Revolver’’); and

•	$115.0 million Second Lien Term Loan (‘‘Second Lien Term Loan’’ and the governing agreement the ‘‘Second Lien Term Loan Agreement’’).

In addition, as part of the March 2006 Refinancing we paid $15.0 million in cash and issued 49,792 shares of our Series F Cumulative Pay-In-Kind Mandatorily Redeemable Preferred Stock (‘‘Series F Preferred Stock’’) to PX Holding in consideration of the retirement of the outstanding principal balance under the PX Term Loan Agreement (approximately $64.8 million as of March 30, 2006). The accrued interest on the PX Term Loan Agreement of $1.0 million as of March 30, 2006 was also paid with proceeds of the refinancing.

The total proceeds of the March 2006 Refinancing (including $1.0 million drawn under the Revolver at closing and the proceeds of the issuance of the Series F Preferred Stock) were $360.8 million and those proceeds were used by the Company as follows:

•	$118.5 million to repay the principal amount outstanding under the Amended and Restated Credit Facility and $0.6 million to repay outstanding accrued interest under the Amended and Restated Credit Facility;

•	$112.2 million to redeem all outstanding Senior Notes, including pre-payment premiums, and $4.7 million of outstanding accrued interest on the Senior Notes;

•	$30.1 million to repay the principal amount outstanding under the Second MacAndrews Line and $0.9 million to repay outstanding interest under the Second MacAndrews Line;

•	$64.8 million (including proceeds of approximately $49.8 million from Series F Preferred Stock issuance) to repay the principal amount outstanding under the PX Term Loan Agreement and $1.0 million to repay outstanding accrued interest on the PX Term Loan Agreement;

•	$4.6 million to repay the principal and outstanding accrued interest under the GE Term Loan & Security Agreement;

•	$7.0 million to fund the VFG Asset Acquisition, described below; and

•	$4.9 million available for general corporate purposes and to fund general working capital needs.

In connection with the March 2006 Refinancing, Panavision has paid or expects to pay fees to lenders under the Senior Secured Credit Facility and professional advisors of approximately $11.5 million.

The First Lien Facility bears interest, at the option of Panavision, at the Adjusted LIBO Rate (as defined in the First Lien Facility Agreement) plus a margin of 3.0% per annum (or if the Total Leverage Ratio (as defined in the First Lien Facility Agreement) is less than 3.75 to 1.00, 2.75% per annum) or at the Alternate Base Rate (as defined in the First Lien Agreement) plus a margin of 3.0% per annum (or if the Total Leverage Ratio is less than 3.75 to 1.00, 1.75% per annum). The First Lien Facility is secured by a first priority lien on all property and assets of Panavision Inc. and its domestic subsidiaries, including but not limited to a pledge of 65% of the common stock of their first-tier foreign subsidiaries. The collateral for the First Lien Facility is substantially the same as was the case for the Amended and Restated Credit Agreement.

Panavision is required to make quarterly principal payments equal to 1% per annum of the original outstanding balance of the First Lien Facility, with the balance payable at maturity on March 30, 2011. In addition, the First Lien Credit Agreement includes certain financial covenants and restrictions, including covenants and restrictions relating to indebtedness, liens, sales and leaseback transactions, investments, mergers and acquisitions, sales of assets, dividends and transactions with affiliates of Panavision, each of which is subject to limited exceptions. Additionally, the First Lien Facility Agreement contains financial covenants limiting: (a) the amount of Capital Expenditures (as defined in the First Lien Facility Agreement) of Panavision and its subsidiaries, (b) Panavision's interest coverage ratio (the ratio of Consolidated EBITDA to Consolidated Interest Expense, as each such term is defined in the First Lien Facility Agreement), (c) Panavision's total leverage ratio (the ratio of Total Debt to Consolidated EBITDA, as each such term is defined in the First Lien Facility Agreement), and (d) Panavision's first lien leverage ratio (the ratio of First Lien Debt to Consolidated EBITDA, as each such term is defined in the First Lien Facility Agreement).

The Second Lien Term Loan bears interest, at the option of Panavision, at the adjusted LIBO Rate (as defined in the Second Lien Term Loan Agreement) plus a margin of 7.0% per annum or at the

Alternate Base Rate (as defined in the Second Lien Term Loan Agreement) plus a margin of 6.0% per annum. The Second Lien Term Loan is secured by a second priority lien on all property and assets of Panavision Inc. and its domestic subsidiaries, including but not limited to a pledge of 65% of the common stock of their first-tier foreign subsidiaries. The collateral for the Second Lien Term Loan is substantially the same as was the case for the Senior Notes.

Panavision is not required to make principal payments on the Second Lien Term Loan, with the balance payable at maturity on March 30, 2012. In addition, the Second Lien Term Loan Agreement includes certain financial tests covenants and restrictions, including covenants and restrictions relating to indebtedness, liens, sales and leaseback transactions, investments, mergers and acquisitions, sales of assets, dividends and transactions with affiliates of Pananvision, each of which is subject to limited exceptions. Additionally, the Second Lien Term Loan Agreement contains financial covenants limiting the amount of Capital Expenditures (as defined in the Second Lien Term Loan Agreement) of Panavision and its subsidiaries, and limiting Panavision's total leverage ratio (the ratio of Total Debt to Consolidated EBITDA, as each such term is defined in the Second Lien Term Loan Agreement).

The Series F Preferred Stock issued to PX Holding is non-voting, has a liquidation preference of $1,000 per share plus accrued and unpaid dividends, and entitles holders to cumulative dividends at a rate of 12% per annum, compounded quarterly, regardless of whether declared or earned, payable in additional shares of Series F Preferred Stock on each March 30. The Series F Preferred Stock is mandatorily redeemable on March 30, 2016. Additionally, the Series F Preferred Stock is subject to redemption in certain circumstances upon a change of control.

As part of the March 2006 Refinancing, Panavision Europe acquired certain camera and lighting assets (‘‘PX (UK) Equipment’’) from PX (UK). The PX (UK) Equipment was acquired by PX (UK) from VFG Hire Limited (in Administration) (‘‘VFG’’) in March 2005 and had been made available to Panavision Europe under a lease from PX (UK) since that time. The consideration paid to PX (UK) for these assets was approximately $7.0 million, which represents approximately the same purchase price as that which PX (UK) paid to VFG (and lessors of those VFG Assets that were subject to capital leases) when PX (UK) acquired the VFG Assets in March 2005, including transaction expenses.

Commitments and Contingencies

Panavision periodically records the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are called ‘‘contingencies,’’ and Panavision’s accounting for such events is prescribed by SFAS No. 5, ‘‘Accounting for Contingencies.’’

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

Seasonality

Panavision’s revenues are subject to seasonal fluctuations. In North America, episodic television programs cease filming in the second quarter for several months, and typically resume production in August. Feature film production activity typically reaches its peak in the third and fourth quarters. Additionally, the Company’s capital investment tends to occur in the first half of the year in order to deploy the equipment to meet customer needs.

Impact of Inflation

Panavision’s results of operations and financial condition are presented based upon historical cost. While it is difficult to measure accurately the impact of inflation due to the imprecise nature of the estimates required, Panavision believes that the effects of inflation, if any, on its results of operations and financial condition during the past three years have been minor.

Critical Accounting Policies

Panavision reviews the accounting policies it uses in reporting its financial results on a regular basis. The preparation of these financial statements requires Panavision to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Panavision evaluates its estimates, including those related to accounts receivable, investments, rental assets, intangible assets, income taxes, contingencies and litigation. Panavision bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for Panavision's judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates if actual outcomes are different from the estimates on which Panavision based its assumptions. These estimates and judgments are reviewed by management on an ongoing basis. Panavision believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Consolidated Financial Statements of Panavision.

Revenue Recognition – Panavision recognizes revenue over the related equipment rental period using prices that are negotiated at the time of rental. Revenue from product sales is recognized upon shipment. Panavision does not have a history of significant product returns or revenue adjustments.

Allowance for Doubtful Accounts – Panavision maintains allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of its customers to make required payments. If the financial condition of Panavision’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory Allowance – Panavision reviews its inventories for both obsolescence and quantities in excess of needs based upon usage and demand forecasts within a specific time horizon and reserves are established accordingly.

Income Taxes – Panavision estimates its actual current tax liabilities together with temporary differences resulting from differing treatment of items, such as net operating losses and depreciation, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. Panavision must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent Panavision believes that recovery is not likely, it must establish a valuation allowance. At December 31, 2005, Panavision had a $14.8 million valuation allowance established against its deferred tax assets. To the extent Panavision establishes a valuation allowance or changes this allowance in a period, it must reflect the change to the allowance within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets.

Long-Lived Assets – Panavision assesses the impairment of property, plant and equipment (comprised principally of its rental assets), goodwill, and other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors Panavision considers important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of Panavision’s use of the acquired assets or the strategy for its overall business; and

•	Significant negative industry or economic trends.

Panavision determines whether the carrying value of its long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment. Panavision measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in its current business model. In accordance with Statement of Financial Accounting Standards No. 142, ‘‘Goodwill and Other Intangible Assets,’’ (‘‘SFAS 142’’), on January 1, 2002 Panavision ceased to amortize goodwill and its trade name since both are believed to have an indefinite life. In lieu of amortization, Panavision performs an annual review of its goodwill and trade name (more frequently if impairment indicators exist). If Panavision determines at any point in the impairment review process that goodwill or its trade name has been impaired, Panavision would record an impairment charge in its consolidated statement of operations.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 151, ‘‘Inventory Costs—an amendment of ARB No. 43, Chapter 4’’ (‘‘SFAS 151’’). SFAS 151 amends the existing guidance to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. Whereas existing guidance stated that under some circumstances the amount of these items may be so abnormal as to warrant treatment as a current period expense, SFAS 151 requires treatment as current period expense regardless of the ‘‘so abnormal’’ criterion. SFAS 151 also requires the allocation of fixed production overheads be based on the normal capacity of the production facilities. SFAS 151 will be effective for Panavision’s 2006 fiscal year. We believe that implementation of SFAS 151 will not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, ‘‘Exchanges of Nonmonetary Assets—an amendment of APB No. 29’’ (‘‘SFAS 153’’). The existing guidance was based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged with certain exceptions. SFAS 153 amends existing guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 will be effective for Panavision’s 2006 fiscal year. As the provisions of SFAS 153 are to be applied to prospective transactions, we cannot ascertain at this time whether implementation of SFAS 153 will have any impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued revised SFAS No. 123R, ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’). SFAS 123R sets accounting requirements for ‘‘share-based’’ compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective in interim or annual periods beginning after December 15, 2005. The Company currently discloses the effect on net (loss) income and (loss) earnings per share of the fair value recognition provisions of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation.’’ The Company will be required to adopt SFAS 123R in its first quarter of fiscal 2006 and will implement using the prospective method. We believe that implementation of SFAS 123R will not have a material impact on our consolidated financial position, results of operations, and cash flows.

Forward-Looking Statements

This annual report on Form 10-K for the year ended December 31, 2005, as well as certain of Panavision’s other public written and oral disclosures, contain forward-looking statements that reflect management’s current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Panavision cautions investors that forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements and investors are cautioned not to place undue reliance on forward-looking statements. Statements other than statements of historical fact are forward-looking statements. These forward-looking statements may be identified by, among other things, the use of forward-looking language, such as the words ‘‘believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘may,’’ ‘‘project,’’ ‘‘scheduled to,’’ ‘‘seek,’’ ‘‘should,’’ ‘‘will be,’’ ‘‘will continue,’’ ‘‘will likely result,’’ or the negative of those terms, or other similar words or phrases or by discussions of intentions or strategies.

In addition to factors described in Panavision's Securities and Exchange Commission filings and elsewhere (including, without limitation, in Item 1A. ‘‘Risk Factors’’ of this Annual Report on Form 10-K), the following factors could cause Panavision's actual results to differ materially from those expressed in any forward-looking statements made by Panavision: (a) a significant reduction in the number of feature film, commercial or series television productions; (b) competitive pressures arising from changes in technology, changing customer requirements, price competition, evolving industry standards or improvements in, and the expansion of, product offerings of Panavision's competitors; (c) unfavorable foreign currency fluctuations; (d) lower-than-expected cash flows from operations; (e) difficulties or delays in developing and introducing new products or the failure of Panavision's customers to accept new product offerings; (f) difficulties or delays in implementing improvements in operating efficiencies; (g) the inability to secure capital contributions or loans from affiliates, refinance its indebtedness or to sell its equity securities; or (h) significant increases in interest rates.

Panavision encourages investors to read Item 1A. ‘‘Risk Factors,’’ as well as the summary of its critical accounting policies included above. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Panavision is exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect its business, results of operations and financial condition. Panavision manages its exposure to these market risks through its regular operating and financing activities. During 2006, Panavision plans to continue to evaluate the need and opportunity for hedging arrangements with respect to certain of its foreign currency and interest rate risks.

Foreign Currency Risk

As of December 31, 2005 and 2004, Panavision’s primary net foreign currency market exposures include the Euro, British pound, Canadian dollar, Australian dollar and the New Zealand dollar. At the present time, the Company does not generally hedge against foreign currency fluctuation but is analyzing opportunities to mitigate such risks. Management does not foresee nor expect any significant changes in foreign currency exposure in the near future.

As of December 31, 2005 and 2004, a 10% appreciation in foreign currency exchange rates from the prevailing market rates would increase the related net unrealized gain on intercompany balances by $2.8 million and $1.9 million, respectively. Conversely, a 10% depreciation in these currencies from the prevailing market rates would decrease the related net unrealized loss on intercompany balances by $2.8 million and $1.7 million, respectively, as of December 31, 2005 and 2004.

Interest Rate Risk

Panavision is exposed to changes in interest rates on its variable rate debt. A hypothetical 10% increase in the interest rates applicable to 2005 and 2004 would have resulted in an increase to interest expense of approximately $2.0 million and $1.1 million, respectively. Conversely, a hypothetical 10% decrease in the interest rates applicable to 2005 and 2004 would have decreased interest expense by approximately $2.0 million and $1.1 million, respectively. As of December 31, 2005, Panavision believes that the carrying value of its amounts that were payable under the Amended Credit Agreement approximate fair value.

Panavision believes the carrying value of its debt securities approximates fair value. The fair value of Panavision’s fixed rate long-term debt is sensitive to changes in interest rates. Based upon a hypothetical 10% increase in the interest rate, the value of Panavision’s fixed rate debt would have decreased approximately $2.0 million and $1.9 million at December 31, 2005 and 2004, respectively. Conversely, a hypothetical 10% decrease in the interest rate would have resulted in an increase in fair value of approximately $2.0 million and $1.9 million over the same period. Management does not expect any significant change in its exposure to interest rate fluctuations or in how such exposure is managed in the future.

Panavision manages its fixed and floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost-effective manner, Panavision, from time to time, has entered into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based upon agreed upon notional amounts. Panavision had no interest rate swap agreements in effect at December 31, 2005.

Item 8.    Financial Statements and Supplementary Data

An index to financial statements and required financial statement schedules is set forth in Item 15(a).

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a)	Disclosure Controls and Procedures. Panavision's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) as of the end of the period covered by this report. Based on such evaluation, Panavision 's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, such disclosure controls and procedures are effective in accurately recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting. There have not been any changes in Panavision 's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, Panavision’s internal control over financial reporting.

Item 9B.    Other Information

The following disclosure is being provided pursuant to Items 1.01, 1.02, 2.03, 3.03 and 5.03 of Form 8-K:

March 2006 Refinancing

As described above, on March 30, 2006, Panavision consummated the March 2006 Refinancing, a series of transactions to refinance its indebtedness under its Amended and Restated Credit Agreement, Senior Notes, PX Term Loan Agreement, Second MacAndrews Line and GE Term Loan & Security Agreement.

As part of the March 2006 Refinancing, on March 30, 2006, the Company entered into the Senior Secured Credit Facility with a syndicate of lenders. The Senior Secured Credit Facility consists of a First Lien Facility Agreement and a Second Lien Term Loan Agreement. For a description of the First Lien Facility Agreement and the Second Lien Term Loan Agreement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Long-Term Debt—March 2006 Refinancing", which description is incorporated herein by reference. Copies of the First Lien Facility Agreement and the Second Lien Term Loan Agreement are attached hereto as Exhibits 4.15 and 4.16, respectively, and are incorporated herein by reference. The descriptions of the First Lien Facility Agreement and the Second Lien Term Loan Agreement are qualified in their entirety by reference to the First Lien Facility Agreement and the Second Lien Term Loan Agreement, respectively.

In addition, as part of the March 2006 Refinancing, on March 30, 2006, the Company entered into a Letter Agreement (the "2006 Preferred Stock Letter Agreement") with its controlling stockholder, PX Holding, pursuant to which the Company paid to PX Holding an aggregate of approximately $15.0 million in cash and issued 49,792 shares of the Company's Series F Preferred Stock to PX Holding, collectively in exchange for the retirement of all principal and interest outstanding (approximately $65.8 million as of March 30, 2006) under, and the termination of, the PX Term Loan Agreement. A copy of the 2006 Preferred Stock Letter Agreement is attached hereto as Exhibit 10.20 and is incorporated herein by reference. The description of the 2006 Preferred Stock Letter Agreement is qualified in its entirety by reference to Exhibit 10.20.

The Series F Preferred Stock was issued in a private transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereunder. PX Holding is an "accredited investor" as defined in Rule 501 of Regulation D. The Series F Preferred Stock, a series consisting of 200,000 authorized shares, was created on March 30, 2006 out of the 2,000,000 authorized shares of Preferred Stock, par value $0.01 per share, of the Company pursuant to the authority granted to the Board of Directors by the provisions of the Company's Amended and Restated Certificate of Incorporation. The Series F Preferred Stock has the terms set forth in the Certificate of Designations, Powers, Preferences and Rights of Series F Cumulative Pay-In-Kind Mandatorily Redeemable Preferred Stock (the "Certificate of Designations") attached hereto as Exhibit 3.3 and incorporated herein by reference. The Series F Preferred Stock is non-voting and ranks, with respect to dividend rights and rights upon liquidation, winding up or dissolution, senior to the Company's Common Stock. The holders of the Series F Preferred Stock are entitled to a liquidation preference of $1,000 per share (the "Liquidation Preference") plus accrued and unpaid dividends. The Certificate of Designations provides for cumulative dividends at an annual rate of 12% of the Liquidation Preference per share, compounding quarterly, payable in additional shares of Series F Preferred Stock on each March 30 (commencing on March 30, 2007), prior to the payment of any dividends on junior securities. The Series F Preferred Stock is mandatorily redeemable by the Company on March 30, 2016 for cash at a redemption price per share equal to the Liquidation Preference thereof plus any accrued and unpaid dividends as of such date. The Certificate of Designations provides for restrictions on certain transactions and, in the event of a Change of Control (as defined in the Certificate of Designations), the holders of the Series F Preferred Stock will have the right to require the Company to repurchase all or any part of the holders' shares of Series F Preferred Stock for an amount in cash equal to the Liquidation Preference of such Series F Preferred Stock plus any accrued and unpaid dividends. The foregoing description of the Certificate of Designations is qualified in its entirety by reference to Exhibit 3.3.

Using the proceeds of the March 2006 Refinancing, on March 30, 2006, the Company, among other things, repaid all amounts outstanding under, and terminated, the Amended and Restated Credit Agreement, the PX Term Loan, the Second MacAndrews Line and the GE Term Loan & Security Agreement and redeemed all of the outstanding Senior Notes. Included in amounts paid to redeem the Senior Notes was a prepayment premium of approximately $8.0 million. For a description of the material terms of these agreements and the indenture governing the Senior Notes, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Long-Term Debt" and Note 12 of Notes to Consolidated Financial Statements, which descriptions are incorporated herein by reference.

Amendment to Beitcher Employment Agreement

On March 30, 2006, the Company and Robert L. Beitcher (the "Executive"), the Company's President and Chief Executive Officer, entered into a First Amendment (the "First Amendment") to the Employment Agreement dated April 1, 2003 between the Executive and the Company (the "2003 Agreement" and, as amended by the First Amendment, the "Beitcher Agreement"). The First Amendment has an effective date of January 1, 2006.

The First Amendment amended the 2003 Agreement by, among other things, extending the term of the Executive's employment such that it will end on December 31, 2008, or such later date to which the term is further extended pursuant to the terms of the Beitcher Agreement. The First Amendment also provides that, effective January 1, 2006, the Executive's base salary is increased to $1 million per calendar year (which amount may be increased, but not decreased, by the Company). In addition, the First Amendment provides that the Executive is eligible to receive a corporate performance bonus within 15 days following the issuance of audited financial statements for the fiscal year ending December 31, 2008 in an amount based on the Company's EBITDA as described in the First Amendment. The Executive is also entitled to receive the corporate performance payment in the event his employment is terminated by his death or disability, by the Executive following the Company's material breach of the Beitcher Agreement, by the Company other than for cause (as described in the Beitcher Agreement) or by the Executive within six months following a change in control. The payment of any corporate performance bonus in 2009 would be in addition to the equity participation payment (as described in the 2003 Agreement), which is payable in early 2006.

The First Amendment also amended the 2003 Agreement such that, in the event that any amounts payable under the Beitcher Agreement or any other plan or agreement would constitute "excess parachute payments" that exceed the Executive's "safe harbor" (as each term is defined in Code Section 280G and the regulations promulgated thereunder) by more than $150,000, the Company will provide a gross-up payment to the Executive to compensate him fully for the imposition of excise taxes under Code Section 280G. If the amounts payable exceed the "safe harbor" limit, but not by more than $150,000, then the amounts payable to the Executive shall be reduced so that no payments are deemed to be "excess parachute payments."

A copy of the First Amendment is attached hereto as Exhibit 10.8 and is incorporated herein by reference. The description of the First Amendment is qualified in its entirety by reference to Exhibit 10.8.

Amendment to Loan Out Service Agreement

On March 30, 2006, the Company and Ziffren, Brittenham, Branca, Fischer, Gilbert-Lurie, Stiffelman & Cook LLP ("ZBBFG-LS&C") entered into a First Amendment (the "Ziffren First Amendment") to the loan out service agreement between the Company and ZBBFG-LS&C, dated April 10, 2003 (the "2003 Loan Out Service Agreement" and, as amended by the Ziffren First Amendment, the "Loan Out Service Agreement") relating to the provision of the services of Kenneth Ziffren to the Company as Co-Chairman of the Board of Directors. Mr. Ziffren is currently a partner with ZBBFG-LS&C.

The Ziffren First Amendment amended the 2003 Loan Out Service Agreement by, among other things, extending the term of Mr. Ziffren's services to March 25, 2009, or such later date to which the term is further extended pursuant to the terms of the Loan Out Service Agreement. In addition, the Ziffren First Amendment provides that ZBBFG-LS&C is eligible to receive a corporate performance bonus within 15 days following the issuance of audited financial statements for the fiscal year ending December 31, 2008 in an amount based on the Company's EBITDA as described in the Ziffren First Amendment.

A copy of the Ziffren First Amendment is attached hereto as Exhibit 10.14 and is incorporated herein by reference. The description of the Ziffren First Amendment is qualified in its entirety by reference to Exhibit 10.14.

Entry into Tax Sharing Agreement

On March 30, 2006, the Company entered into a Tax Sharing Agreement with MacAndrews & Forbes Holdings. For a description of the Tax Sharing Agreement, see Note 23 of Notes to Consolidated Financial Statements, which description is incorporated herein by reference. A copy of the Tax Sharing Agreement is attached hereto as Exhibit 10.21 and is incorporated herein by reference. The description of the Tax Sharing Agreement is qualified in its entirety by reference to Exhibit 10.21.

PART III

Panavision will provide the information required by Part III, Items 10 through 14, of Form 10-K in its definitive proxy statement for its 2006 annual meeting of stockholders, which will be filed no later than April 30, 2006.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) & (2)	The consolidated financial statements of this Annual Report on Form 10-K can be found beginning on page F-1.

(a)(3)	Exhibits

Exhibit Number	Description
3.	Certificate of Incorporation and By-Laws.
3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999). **
3.2	Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to Panavision’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).**
3.3	Certificate of Designations, Powers, Preferences and Rights of Series F Cumulative Pay-In-Kind Mandatorily Redeemable Preferred Stock*
4.	Instruments defining the rights of security holders, including indentures.
4.1	Amended and Restated Senior Subordinated Line of Credit Agreement dated January 16, 2004, between Panavision Inc. and MacAndrews & Forbes Holdings Inc. (incorporated herein by reference to Exhibit 4.16 to Panavision’s Annual Report on Form 10-K for the year ended December 31, 2003).**
4.2	Second Amended and Restated Senior Subordinated Line of Credit Agreement dated January 16, 2004, amended and restated as of March 30, 2005, between Panavision Inc. and MacAndrews & Forbes Inc. (formerly MacAndrews & Forbes Holdings, Inc.) (incorporated herein by reference to Exhibit 4.4 to Panavision's Annual Report on Form 10-K for the year ended December 31, 2004).**
4.3	Indenture, dated as of January 16, 2004, between Panavision Inc. and Wilmington Trust Company, as Trustee, relating Panavision’s 12.50% Senior Secured Notes due 2009 (incorporated herein by reference to Exhibit 4.17 Panavision’s Annual Report on Form 10-K for the year ended December 31, 2003).**
4.4	Form of 12.50% Senior Secured Note due 2009 (incorporated herein by reference from to Exhibit 4.17 to Panavision’s Annual Report on Form 10-K for the year ended December 31, 2003).**
4.5	Amended and Restated Credit Agreement, dated as of May 28, 1998, as amended and restated as of January 16, 2004, among Panavision Inc., the several lenders named therein, and JP Morgan Chase Bank, as Administrative Agent (incorporated herein by reference to Exhibit 4.19 to Panavision’s Annual Report on Form 10-K for the year ended December 31, 2003).**
4.6	First Amendment and Waiver, dated as of August 11, 2004, with respect to the Amended and Restated Credit Agreement, dated as of May 28, 1998, as amended and restated as of January 16, 2004, among Panavision Inc., the several lenders named therein, and JP Morgan Chase Bank, as Administrative Agent. (incorporated herein by reference from Exhibit 4.21 from Panavision’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).**

Exhibit Number	Description
4.7	First Supplemental Indenture and Waiver, dated as of August 11, 2004, with respect to Indenture, dated as of January 16, 2004, between Panavision Inc. the subsidiary guarantors and Wilmington Trust Company, as Trustee and Collateral Trustee, relating to Panavision's 12.50% Senior Secured Notes due 2009. (incorporated herein by reference from Exhibit 4.22 from Panavision’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).**
4.8	Second Amendment and Consent, dated as of November 15, 2004, with respect to the Amended and Restated Credit Agreement, dated as of May 28, 1998, as amended and restated as of January 16, 2004, among Panavision Inc., the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, as administrative agent. (incorporated herein by reference from Exhibit 10.2 to Panavision’s Current Report on Form 8-K filed on November 17, 2004).**
4.9	Third Amendment, dated as of December 29, 2004, with respect to the Amended and Restated Credit Agreement, dated as of May 28, 1998, as amended and restated as of January 16, 2004, among Panavision Inc., the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, as administrative agent. (incorporated herein by reference from Exhibit 10.1 to Panavision’s Current Report on Form 8-K filed on January 4, 2005).**
4.10	Fourth Supplemental Indenture, dated as of December 29, 2004 with respect to the Indenture, dated as of January 16, 2004, among Panavision Inc. the subsidiary guarantors and Wilmington Trust Company, as Trustee and Collateral Trustee, related to Panavision’s 12.50% Senior Secured Notes due 2009. (incorporated herein by reference from Exhibit 10.2 to Panavision’s Current Report on Form 8-K filed on January 4, 2005).**
4.11	Fourth Amendment, dated as of March 30, 2005, with respect to the Amended and Restated Credit Agreement, dated as of May 28, 1998, as amended and restated as of January 16, 2004, among Panavision Inc., the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, as administrative agent (incorporated herein by reference to Exhibit 4.13 to Panavision's Annual Report on Form 10-K for the year ended December 31, 2004).**
4.12	Fifth Supplemental Indenture, dated as of March 30, 2005, with respect to the Indenture, dated as of January 16, 2004, among Panavision Inc., the subsidiary guarantors and Wilmington Trust Company, as Trustee and Collateral Trustee, related to Panavision’s 12.50% Senior Secured Notes due 2009 (incorporated herein by reference to Exhibit 4.14 to Panavision's Annual Report on Form 10-K for the year ended December 31, 2004).**
4.13	Fifth Amendment, dated as of November 14, 2005, with respect to the Amended and Restated Credit Agreement, dated as of May 28, 1998, as amended and restated as of January 16, 2004, among Panavision Inc., the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, as administrative agent. (incorporated herein by reference from Exhibit 4.1 to Panavision’s Current Report on Form 8-K filed on November 18, 2005).**
4.14	Senior Subordinated Term Loan Agreement, dated as of December 1, 2005, between Panavision Inc. and PX Holding Corporation (incorporated herein by reference to Exhibit 4.1 to Panavision’s Current Report on Form 8-K filed on December 2, 2005).**
4.15	First Lien Credit Agreement, dated as of March 30, 2006, among Panavision Inc, the lenders party thereto and Credit Suisse, as Administrative Agent and Collateral Agent.*

Exhibit Number	Description
4.16	Second Lien Credit Agreement, dated as of March 30, 2006, among Panavision Inc, the lenders party thereto and Credit Suisse, as Administrative Agent and Collateral Agent.*
10.	Material Contracts.
10.1	Panavision Inc. 1999 Stock Option Plan (incorporated herein by reference from Annex A Panavision’s 1999 Definitive Proxy Statement dated March 31, 1999). **
10.2	Panavision Inc. 2003 Executive Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 to Panavision’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).**
10.3	Lease, dated June 13, 1995, between the Company and Trizec Warner Inc. (incorporated herein by reference to Exhibit 10.5 to Panavision’s Registration Statement on Form S-1/A, Registration No. 333-12235 filed with the Securities and Exchange Commission on October 31, 1996). **
10.4	Letter Agreement, dated as of March 27, 2003, between MacAndrews & Forbes Inc., PX Holding Corporation and Panavision Inc. (incorporated herein by reference to Exhibit 10.3 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).**
10.5	Letter Agreement, dated as of January 31, 2003, between MacAndrews & Forbes Inc., PX Holding Corporation and Panavision Inc. (incorporated herein by reference to Exhibit 10.14 from the Company's Annual Report on Form 10-K for the year ended December 31, 2002).**
10.6	Registration Rights Agreement, dated as of December 3, 2002, by and between PX Holding Corporation and Panavision Inc. (incorporated herein by reference to Exhibit 3 from the Schedule 13D filed by Mafco Holdings Inc. and PX Holding Corporation on December 9, 2002).**
10.7	Employment Agreement, dated April 1, 2003, between Panavision Inc. and Robert L. Beitcher (the ‘‘Beitcher Agreement’’) (incorporated herein by reference to Exhibit 10.30 to Panavision’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).**
10.8	First Amendment to the Beitcher Agreement, dated as of March 30, 2006.*
10.9	Amended & Restated Employment Agreement, dated May 9, 2003, between Panavision Inc. and Bobby G. Jenkins (incorporated herein by reference to Exhibit 10.32 to Panavision’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003). **
10.10	Separation Agreement, dated as of January 10, 2005, between Panavision and Eric W. Golden, formerly the Company’s Executive Vice President, General Counsel and Secretary (incorporated herein by reference to Exhibit 10.10 to Panavision's Annual Report on Form 10-K for the year ended December 31, 2004).**
10.11	Employment Agreement, dated September 30, 2005, between Panavision Inc. and Ross Landsbaum, Executive Vice President and Chief Financial Officer (incorporated herein by reference to Exhibit 10.1 to Panavision’s Current Report on Form 8-K filed on October 5, 2005).**
10.12	Letter Agreement, dated as of November 16, 2004, by and between Panavision Inc. and PX Holding Corporation (incorporated herein by reference from Exhibit 10.1 to Panavision’s Current Report on Form 8-K filed on November 17, 2004).**

Exhibit Number	Description
10.13	Loan Out Service Agreement, dated April 10, 2003, and made effective March 26, 2003, between Panavision Inc., and Ziffren, Brittenham, Branca, Fischer, Gilbert-Lurie & Stiffelman LLP (the ‘‘Ziffren Agreement’’) (incorporated herein by reference to Exhibit 10.15 to Panavision’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).**
10.14	First Amendment to the Ziffren Agreement, dated as of March 30, 2006.*
10.15	Stock and Warrant Purchase Agreement dated July 26, 2000 by and between Sony Electronics Inc. and Panavision Inc. (incorporated herein by reference to Exhibit 10.17 to Panavision’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).**
10.16	Warrant No. W-1, dated July 26, 2000, Warrant for Purchase of Shares of Common Stock from Panavision Inc. by Sony Electronics Inc. (incorporated herein by reference to Exhibit 10.18 to Panavision’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).**
10.17	Panavision Inc. Stockholders Agreement dated July 26, 2000 by and among Panavision Inc., Sony Electronics Inc. and PX Holding Corporation (incorporated herein by reference to Exhibit 10.19 to Panavision’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).**
10.18	Registration Rights Agreement dated July 26, 2000 by and between Panavision Inc. and Sony Electronics Inc. (incorporated herein by reference to Exhibit 10.20 to Panavision’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).**
10.19	Letter Agreement, dated as of January 16, 2004, among Mafco Holdings Inc., MacAndrews and Forbes Holdings Inc., PX Holding Corporation and Panavision Inc. (incorporated herein by reference to Exhibit 4.20 to Panavision’s Annual Report on Form 10-K for the year ended December 31, 2004).**
10.20	Letter Agreement, dated as of March 30, 2006, between Panavision Inc. and PX Holding Corporation.*
10.21	Tax Sharing Agreement between Panavision Inc., its subsidiaries and MacAndrews & Forbes Holdings Inc. dated as of March 30, 2006*
21.	Subsidiaries.
21.1	Subsidiaries of Panavision. *
23.	Consents.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm*
24.	Powers of Attorney.
24.1	Power of Attorney executed by Ronald O. Perelman.*
24.2	Power of Attorney executed by Robert L. Beitcher.*
24.3	Power of Attorney executed by Howard Gittis.*
24.4	Power of Attorney executed by Edward Grebow.*
24.5	Power of Attorney executed by Ed Gregory Hookstratten.*
24.6	Power of Attorney executed by James R. Maher.*
24.7	Power of Attorney executed by Martin D. Payson.*

Exhibit Number	Description
24.8	Power of Attorney executed by John A. Scarcella.*
24.9	Power of Attorney executed by Robert S. Wiesenthal.*
24.10	Power of Attorney executed by Kenneth Ziffren.*
31.	Section 302 Certifications.
31.1	Certification of Robert L. Beitcher, Chief Executive Officer, dated March 31, 2006 pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934.*
31.2	Certification of Ross G. Landsbaum, Chief Financial Officer, dated March 31, 2006 pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934.*
32.	Section 906 Certifications.
32.1	Certification of Robert L. Beitcher, Chief Executive Officer, dated March 31, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of Ross G. Landsbaum, Chief Financial Officer, dated March 31, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Filed herewith.

**	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANAVISION INC.

Date: March 31, 2006

By: /s/ Robert L. Beitcher Name: Robert L. Beitcher Title: President and Chief Executive Officer
By: /s/ Ross G. Landsbaum Name: Ross G. Landsbaum Title: Executive Vice President,
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Co-Chairman of the Board and Director	March 31, 2006

Ronald O. Perelman

*	Co-Chairman of the Board and Director	March 31, 2006

Kenneth Ziffren

*	Vice Chairman and Director	March 31, 2006

Howard Gittis

/s/ ROBERT L. BEITCHER	President and Chief Executive Officer and Director	March 31, 2006

Robert L. Beitcher

/s/ ROSS G. LANDSBAUM	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	March 31, 2006

Ross G. Landsbaum

*	Director	March 31, 2006

Edward Grebow

*	Director	March 31, 2006

Ed Gregory Hookstratten

*	Director	March 31, 2006

James R. Maher

*	Director	March 31, 2006

Martin D. Payson

*	Director	March 31, 2006

John A. Scarcella

*	Director	March 31, 2006

Robert S. Wiesenthal

*Ross G. Landsbaum, by signing his name hereto, does hereby execute this Form 10-K on behalf of the directors of the Registrant indicated above by asterisks, pursuant to powers of attorney duly executed by such directors and filed as exhibits to the Form 10-K.

By: /s/ ROSS G. LANDSBAUM
Name: Ross G. Landsbaum
Title: Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Financial Statement Schedules:

All schedules are included in the Notes to Consolidated Financial Statements are omitted because they are not required by the regulations or related instructions or are not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Panavision Inc.

We have audited the accompanying consolidated balance sheets of Panavision Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Panavision Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

ERNST & YOUNG LLP

Los Angeles, California

March 17, 2006, except for Note 23,
as to which the date is March 30, 2006

Panavision Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year ended December 31,
	2005	2004	2003
Camera rental	$147,281	$127,188	$118,787
Lighting rental	44,110	41,701	38,886
Sales and other	41,910	38,175	33,467
Total rental revenue and sales	233,301	207,064	191,140
Cost of camera rental	78,651	67,818	58,380
Cost of lighting rental	33,789	33,867	32,108
Cost of sales and other	24,710	22,472	19,657
Gross margin	96,151	82,907	80,995
Selling, general and administrative expenses	77,534	72,338	68,804
Research and development expenses	5,219	5,641	4,510
Operating income	13,398	4,928	7,681
Interest income	413	522	356
Interest expense	(36,425)	(32,284)	(30,011)
Refinancing expense	(262)	(6,191)	(1,505)
Foreign exchange gain (loss)	(1,979)	338	(604)
Other income, net	2,044	4,024	1,867
Loss from continuing operations before income taxes	(22,811)	(28,663)	(22,216)
Income tax benefit (provision)	(873)	7,463	5,693
Net loss from continuing operations	(23,684)	(21,200)	(16,523)
Discontinued operations:
Income (loss) from EFILM (net of income tax (provision) benefit of $0, $(462), and $721)	—	715	(1,233)
Gain on disposal of EFILM (net of income tax (provision) of $ 0, $(6,682), and $0).	—	10,330	—
Net income (loss) from discontinued operations	—	11,045	(1,233)
Net loss	$(23,684)	$(10,155)	$(17,756)
Net loss from continuing operations attributable to common stockholders	$(23,684)	$(40,524)	$(30,308)
Net loss from continuing operations per share — basic and diluted	$(0.60)	$(3.21)	$(3.46)
Net loss per share — basic and diluted	$(0.60)	$(2.34)	$(3.60)
Shares used in computation — basic and diluted	39,381	12,617	8,770

See accompanying notes.

Panavision Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$9,057	$6,593
Deposit for redemption of debt	67,477	—
Accounts receivable (net of allowance of $945 in 2005 and $1,618 in 2004)	29,981	28,897
Inventories	13,298	14,926
Prepaid expenses	3,334	3,912
Note receivable	—	826
Due from related parties	5	106
Other current assets	2,600	2,081
Total current assets	125,752	57,341
Property, plant and equipment, net	220,824	230,795
Goodwill, net	259,909	259,909
Patents and trademarks, net	66,052	66,266
Other assets	4,786	6,349
Total assets	$677,323	$620,660

See accompanying notes.

Panavision Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,555	$8,634
Accrued liabilities	31,945	28,117
Due to related parties	603	2
Current maturities of long-term debt	82,071	9,557
Total current liabilities	125,174	46,310
Long-term debt	219,201	290,740
Long-term debt due to affiliate	88,526	9,154
Deferred tax liabilities, net	25,461	28,201
Other liabilities	2,623	3,323
Commitments and contingencies
Stockholders’ equity:
Common Stock, $0.01 par value; 50,000,000 shares authorized; 39,380,729 shares issued and outstanding at December 31, 2005 and 2004	394	394
Additional paid-in capital	374,780	374,780
Revaluation capital	333,199	333,199
Accumulated deficit	(495,634)	(471,950)
Accumulated other comprehensive income	3,599	6,509
Total stockholders’ equity	216,338	242,932
Total liabilities and stockholders’ equity	$677,323	$620,660

See accompanying notes

Panavision Inc.
Consolidated Statements of Stockholders’ Equity
and Comprehensive Income (Loss)
(In thousands, except share amount)

	Preferred Stock				Common Stock
	Shares Issued And Outstanding	Series A/E Amount	Shares Issued and Outstanding	Series C/D Amount	Shares Issued and Outstanding	Amount	Additional Paid-in Capital	Revaluation Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity/ Comprehensive Income (Loss)
Balance at December 31, 2002	1,382	$14	—	$—	8,770	$88	$189,476	$333,199	$(444,039)	$(6,609)	$72,129
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(17,756)	—	(17,756)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	10,644	10,644
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(7,112)
Accreted dividend on Redeemable Series B Preferred Stock	—	—	—	—	—	—	(1,319)	—	—	—	(1,319)
Issuance of Series C Preferred Stock	—	—	160	2	—	—	142,470	—_	—	—	142,472
Adjustment to 2002 contribution of net operating loss carryforwards by M&F Worldwide	—	—	—	—	—	—	(1,650)	—_	—	—	(1,650)
Other	—	—	—	—	—	—	150	—	—	—	150
Balance at December 31, 2003	1,382	14	160	2	8,770	88	329,127	333,199	(461,795)	4,035	204,670
Comprehensive loss:
Net loss.	—	—	—	—	—	—	—	—	(10,155)	—	(10,155)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	2,474	2,474
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(7,681)
Exchange of Series A for Series E and Series C	(1,382)	(14)	(160)	(2)
for Series D Preferred Stock	1,382	14	215	2	—	—	—	—	—	—	—
Parent capital contribution	—	—	—	—	—	—	22,710	—	—	—	22,710
Parent non-cash contribution of related party notes and 1/3 interest in PANY Rental	—	—	—	—	—	—	19,033	—	—	—	19,033
EFILM disposition	—	—	—	—	—	—	4,641	—	—	—	4,641
Exchange of Common Stock for Series A and Series D Preferred Stock	(1,382)	(14)	(215)	(2)	30,611	306	(818)	—	—	—	(528)
Other	—	—	—	—	—	—	87	—	—	—	87
Balance at December 31, 2004	—	—	—	—	39,381	394	374,780	333,199	(471,950)	6,509	242,932
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(23,684)	—	(23,684)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(2,910)	(2,910)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(26,594)
Balance at December 31, 2005	—	$—	—	$—	39,381	$394	$374,780	$333,199	$(495,634)	$3,599	$216,338

See accompanying notes

Panavision Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2005	2004	2003
Operating activities
Net loss from continuing operations	$(23,684)	$(21,200)	$(16,523)
Adjustments to derive net cash provided by operating activities:
Depreciation and amortization	43,082	40,527	39,566
Gain on dispositions of property and equipment	(1,410)	(3,236)	(1,507)
Write-off of deferred financing costs	—	3,436	—
Amortization of deferred financing costs	1,659	1,072	4,831
Dividends from equity method investees.	—	1,112	—
Deferred income tax benefit.	(2,740)	(8,175)	(10,755)
Unrealized foreign exchange (gain) loss	2,268	(270)	238
Changes in operating assets and liabilities:
Accounts receivable	(1,084)	(97)	547
Inventories	1,628	(3,129)	(825)
Prepaid expenses and other current assets	59	(1,865)	(1,902)
Due from related parties	101	(106)	105
Accounts payable	1,921	1,757	(262)
Accrued liabilities	3,828	1,146	1,255
Due to related parties	601	(801)	97
Other, net	(1,205)	(1,488)	(1,117)
Net cash provided by continuing operating activities	25,024	8,683	13,748
Investing activities
Capital expenditures	(32,829)	(38,328)	(22,269)
Acquisition of businesses	—	(7,782)	9
Net proceeds from sale of EFILM	—	25,300	—
Proceeds from collection of notes receivable	826	3,729	—
Proceeds from dispositions of fixed assets	2,853	5,010	2,377
Net cash used in investing activities	(29,150)	(12,071)	(19,883)
Financing activities
Borrowings under credit agreement	—	135,600	—
Proceeds from issuance of Senior Notes	—	100,000	—
Borrowings under notes payable to affiliate	16,500	10,450	14,500
Repayment under notes payable to affiliate	(1,920)	(4,839)	(1,500)
Proceeds from long-term borrowings	8,594	—	—
Repayments of long-term debt, including capital leases	(12,975)	(264,275)	(23,313)
Deposit for redemption of debt	(2,685)	—	—
Capital contribution	—	22,730	—
Deferred financing costs	(562)	(1,579)	(4,087)
Sale of note receivable to affiliate	—	5,000	—
Proceeds from issuance of Series B Preferred Stock*	—	—	4,372
Proceeds from issuance of Series C Preferred Stock*	—	—	9,725
Notes payable to Deluxe Laboratories, Inc	—	—	580
Net cash provided by financing activities	6,952	3,087	277
Effect of exchange rate changes on cash	(362)	124	726
Net increase (decrease) in cash and cash equivalents	2,464	(177)	(5,132)
Cash and cash equivalents at beginning of period	6,593	6,770	11,902
Cash and cash equivalents at end of period	$9,057	$6,593	$6,770

* net of transaction costs

See accompanying notes

Panavision Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2005	2004	2003
Supplemental cash flow information (in thousands)
Interest paid during the period, net of amounts capitalized	$32,619	$30,574	$26,921
Income taxes paid during the period	3,648	2,698	3,335

Supplemental non-cash activities

The Company entered into transactions that affected the recorded amounts of assets and liabilities without involving a current payment or receipt of cash, and, as such, these transactions are not reflected in the Statements of Cash Flows. During the years ended December 31, 2005, 2004 and 2003, the Company entered into the following non-cash transactions (in thousands):

	2005	2004	2003
Asset additions financed through capital leases	$2,700	$9,700	$—
Asset additions financed directly with debt	$2,700	$—	$—
Promissory notes received from asset sales	$—	$6,500	$—

As described in Note 12 of the Notes to Consolidated Financial Statements, in December 2005, the Company entered into a loan agreement with PX Holding Corporation (‘‘PX Holding’’). Proceeds from the loan of approximately $65 million were paid directly from PX Holding to a trustee to be used to redeem the 9 5/8% Notes in January 2006 and accordingly are not reflected as cash from financing activities.

The Company has entered into transactions with related parties involving non-cash exchanges of equity instruments. During the years ended December 31, 2005, 2004 and 2003, the Company entered into the following non-cash transactions:

Issued by Panavision
Date	Related Party	Instrument	Shares	Received by Panavision
March 2003	MacAndrews & Forbes Holdings	Series C Preferred Stock	102,220	$90.9 million of 9 5/8% Notes
March 2003	PX Holding	Series C Preferred Stock	57,424	53,571 Shares Series B Preferred Stock
January 2004	PX Holding	Series D Preferred Stock	215,274	159,644 Shares Series C Preferred Stock plus other non-cash consideration with fair value of $19 million
January 2004	PX Holding	Series E Preferred Stock	1,381,690	1,381,690 Shares Series A Preferred Stock
November 2004	PX Holding	Common Stock	30,610,810	215,274 Shares Series D Preferred Stock 1,381,690 Shares Series E Preferred Stock

See Notes 12 and 13 for a complete description of the instruments and the transactions, including any cash consideration that may have been involved. See Note 23 for subsequent non-cash transactions.

In connection with the 2003 contribution of 9 5/8 % Notes by the majority shareholder, deferred tax assets associated with the 9 5/8% Notes of $18.0 million were charged against additional paid-in capital.

For the year ended December 31, 2003, the Company recorded an accreted dividend of $1.3 million on the Series B Preferred Stock.

In 2003, adjustments were recorded to goodwill and deferred tax liabilities relating to differences in the book and tax basis of assets not recorded at the time of the M&F Purchase (as defined below in Note 2). These adjustments resulted in an increase in goodwill of $7.6 million and an increase in deferred tax liabilities of $7.2 million at December 31, 2003.

See accompanying notes

Panavision Inc.
Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Panavision Inc. (‘‘Panavision’’ or the ‘‘Company’’) is a leading designer, manufacturer and supplier of high-precision camera systems, comprising cameras, lenses and accessories, for the motion picture and television industries. The Company rents its products through its owned-and-operated facilities in North America, Europe, and the Asia Pacific region, as well as through a worldwide network of independent distributors. In addition to manufacturing and renting camera systems, the Company also rents lighting, lighting grip, power distribution, generation and related transportation equipment and sells lighting filters and other color correction and diffusion filters.

The Company is an indirect majority-owned subsidiary of MacAndrews & Forbes Holdings Inc. (‘‘MacAndrews & Forbes Holdings’’ or ‘‘Parent’’), previously known as Mafco Holdings Inc. (‘‘Mafco Holdings’’), a corporation whose sole stockholder is Ronald O. Perelman. All of the Company’s operations are conducted through its subsidiaries.

The consolidated financial statements include the accounts of Panavision and its subsidiaries. Acquired businesses are included in the consolidated financial statements from the dates of acquisition. All significant intercompany amounts and transactions have been eliminated.

Certain amounts in previously issued financial statements have been reclassified to conform to the 2005 presentation. Additionally, the Company reviewed the components of its reported cost of rentals and sales and determined that certain reclassifications were appropriate to better reflect the operating costs related to revenues. Effective April 2005, freight charges, which had previously been reported as selling, general and administrative (‘‘SG&A’’) costs, are now presented as cost of rentals and sales. Facilities-related costs, such as rents, utilities and maintenance, which had previously been allocated, using various methodologies, to cost of rental assets produced, cost of camera and lighting rentals, cost of sales, SG&A and research and development expenses, are now only allocated to cost of rental assets produced with the remaining unallocated amount classified as SG&A. All prior periods have been reclassified to conform to the current classification. The effect of the reclassification was to reduce cost of sales, increase SG&A and reduce other line items in the Consolidated Statements of Operations as follows (in thousands):

	Increase (Decrease)
Year Ended December 31,	Cost of Rentals & Sales	SG&A	Other
2004	$(6,125)	$6,459	$(334)
2003	$(6,410)	$6,975	$(565)

Translation of Foreign Currencies

The functional currency for the Company’s foreign subsidiaries is the local currency primarily the Pound Sterling, the Euro, and the Canadian, Australian, and New Zealand dollars. All assets and liabilities denominated in foreign functional currencies are translated into U.S. dollars at rates of exchange in effect at the balance sheet date. Statement of operations items are translated at the average rate of exchange prevailing during the period. Translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) in the accompanying statements of stockholders’ equity and comprehensive income (loss). Gains and losses resulting from transactions in other than functional currencies are reflected in operating results.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturity dates of three months or less and investments in money market funds to be cash equivalents. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair value.

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

1.    Summary of Significant Accounting Policies (Continued)

Inventories

Inventories are valued at the lower of cost or market value and are determined principally under the first-in, first-out method. Inventories are reviewed for excess quantities and obsolescence based upon demand forecasts within a specific time horizon and reserves are established accordingly.

Property, Plant and Equipment

With the exception of rental assets, which were adjusted in connection with the M&F Purchase (see Note 2), property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Additions, improvements and replacements that extend asset life are capitalized.

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

Depreciation expense, including depreciation on assets recorded under capitalized leases, totaled $42.5 million, $38.9 million, and $37.1 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Financial Instruments

The majority of the Company’s customers are in the entertainment industry. Concentration of credit risk with respect to trade receivables is considered to be limited due to the diversity of both the customer base and the geographic area of operations. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses; such losses have historically been within management’s expectations. The Company does not generally require collateral.

The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt approximate fair value.

Goodwill and Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests conducted at least annually. Other intangible assets are amortized over their estimated useful lives.

The Company performed an impairment test relating to its goodwill and tradename as of December 31, 2005 and December 31, 2004, and found that the fair values of its goodwill and its tradename are in excess of carrying value.

As of December 31, 2005 and 2004, goodwill was $259.9 million, net of accumulated amortization of $9.1 million for both years. Goodwill is principally related to the M&F Purchase (see Note 2).

Patents are being amortized on a straight-line basis over their estimated useful lives ranging from 5 to 12 years. Amortization expense amounted to $0.5 million, $0.3 million, and $0.4 million for 2005, 2004,

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

1.    Summary of Significant Accounting Policies (Continued)

and 2003, respectively. The Company anticipates the amortization expense will be at approximately the same level over the next five years, excluding any impairment write-down that may be required. Accumulated amortization was $5.0 million and $4.5 million at December 31, 2005 and 2004, respectively.

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

Income Taxes

Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 109, ‘‘Accounting for Income Taxes’’ (see Note 7). Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. As of December 31, 2005, the Company has provided deferred income taxes, including withholding taxes, on undistributed earnings from Canada totaling approximately $0.9 million.

Revenue Recognition

Rental revenue is recognized over the related equipment rental period. Sales revenue is recognized upon shipment. Returns and allowances, which have not been significant, are provided for in the period of sale.

Accounting for Long-Term Contracts

A subsidiary of the Company is party to one or more long-term contracts with the U.S. Government. We recognize revenue from these long-term contracts under the percentage of completion method using primarily a ratio of costs incurred to our estimate of total costs at completion. There were no material amounts of unbilled costs or deferred revenue associated with long-term contracts at December 31, 2005.

Advertising Costs

For the years ended December 31, 2005, 2004 and 2003, advertising costs amounted to $2.6 million, $2.4 million, and $1.9 million, respectively, and are included in SG&A in the accompanying Consolidated Statements of Operations. Advertising costs are expensed as incurred.

Freight Costs

For the years ended December 31, 2005, 2004 and 2003, freight costs amounted to $4.2 million, $2.0 million, and $1.5 million, respectively, and are included in costs of rentals in the accompanying Consolidated Statements of Operations.

Stock-Based Benefits

The Company follows the provisions of SFAS Statement No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’), as amended, which permit companies to either expense the estimated fair value of stock options, or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB 25’’), but disclose

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

1.    Summary of Significant Accounting Policies (Continued)

the pro forma effects on net income (loss) had the fair value of the options been expensed. Through the year ended December 31, 2005, the Company has elected to continue to apply APB 25 in accounting for its stock option grants while complying with amended disclosure requirements.

In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock.

Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of the Company’s common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company. For awards that generate compensation expense as defined under APB 25, the Company calculates the amount of compensation expense and recognizes the expense over the vesting period of the award.

As described below in New Accounting Pronouncements the Company will be required to adopt SFAS 123R in the first quarter of 2006.

Investments

At December 31, 2005 and 2004, respectively, the Company had no investments accounted for under the equity method. The Company’s share of earnings (losses) of its previously held equity investments of approximately $(72,000) and $137,000 for the years ended December 31, 2004 and 2003, respectively, is included in other, net in the accompanying consolidated statements of operations.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 151, ‘‘Inventory Costs – an amendment of ARB No. 43, Chapter 4’’ (‘‘SFAS 151’’). SFAS 151 amends the existing guidance to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. Whereas existing guidance stated that under some circumstances the amount of these items may be so abnormal as to warrant treatment as a current period expense, SFAS 151 requires treatment as current period expense regardless of the ‘‘so abnormal’’ criterion. SFAS 151 also requires the allocation of fixed production overheads be based on the normal capacity of the production facilities. SFAS 151 will be effective for the Company’s 2006 fiscal year. We believe that implementation of SFAS 151 will not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, ‘‘Exchanges of Nonmonetary Assets – an amendment of APB No. 29’’ (‘‘SFAS 153’’). The existing guidance was based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged with certain exceptions. SFAS 153 amends existing guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 will be effective for the Company’s 2006 fiscal year. As the provisions of SFAS 153 are to be applied to prospective transactions, we cannot ascertain at this time whether implementation of SFAS 153 will have any impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued revised SFAS No. 123R, ‘‘Share-Based Payment.’’ SFAS No. 123R sets accounting requirements for ‘‘share-based’’ compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation granted after the effective date of the Statement and to awards modified, repurchased or cancelled after that date. SFAS No. 123R is effective for interim or annual periods beginning after December 15, 2005. The Company will be required to adopt SFAS No. 123R in its first quarter of fiscal

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

1.    Summary of Significant Accounting Policies (Continued)

2006 and currently discloses the effect on net income (loss) and earnings (loss) per share of the fair value recognition provisions of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation.’’ We believe that implementation of SFAS No. 123R will not have a material impact on our financial position, results of operations, and cash flows.

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

Accounting for Derivative Instruments

SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (‘‘SFAS 133’’), as amended by SFAS 137, requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. All hedging instruments are to be adjusted to fair value in the balance sheet and the offsetting gains or losses are recognized as adjustments to net loss or other comprehensive loss, as appropriate. The Company did not hold any derivative instruments at December 31, 2005 and 2004, and did not recognize any gains or losses on derivative instruments for the years ended December 31, 2005, 2004 and 2003.

2. Transactions with M&F Worldwide Corp.

On April 19, 2001, M&F Worldwide purchased from PX Holding all 7,320,225 shares (the ‘‘Purchased Shares’’) of the Company’s Common Stock held by PX Holding (the ‘‘M&F Purchase’’). The Purchased Shares constituted approximately 83.5% of the Company’s then outstanding Common Stock. The aggregate consideration for the Purchased Shares consisted of (a) 1,500,000 shares of M&F Worldwide common stock; (b) 6,182,153 shares of M&F Worldwide preferred stock; and (c) $80.0 million in cash. As a result of the purchase, MacAndrews & Forbes Holdings increased its indirect interest in M&F Worldwide to a majority position.

The Company, PX Holding and M&F Worldwide entered into a letter agreement (the ‘‘Registration Rights Agreement Transfer Letter’’), dated as of April 19, 2001, which confirmed that, upon acquisition of the Purchased Shares, M&F Worldwide or its designated affiliate, PVI Acquisition Corp., became a ‘‘Holder’’ under the Registration Rights Agreement dated as of June 5, 1998, between the Company and PX Holding (the ‘‘Registration Rights Agreement’’), and that all Purchased Shares became ‘‘Registrable Securities’’ under such agreement. The Registration Rights Agreement Transfer Letter was terminated on December 3, 2002, in connection with the M&F Settlement (as defined below).

In connection with the M&F Purchase, the carrying values of Panavision’s assets and liabilities were changed to reflect the fair values of the assets and liabilities as of the acquisition date to the extent of M&F Worldwide’s 83.5% controlling interest. The remaining 16.5% is accounted for at Panavision’s historical basis. As a result of the purchase price allocation for assets and liabilities representing 83.5% of the totals, the following adjustments were recorded as of the acquisition date to adjust the historical carrying values (in thousands):

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

2. Transactions with M&F Worldwide Corp. (Continued)

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

At the closing of the M&F Purchase, Ronald O. Perelman, MacAndrews & Forbes Holdings’ sole shareholder, delivered a letter to M&F Worldwide in which Mr. Perelman agreed that, if M&F Worldwide determined in its good faith reasonable judgment that Panavision were unable to make required payments of principal or interest under its Prior Credit Agreement or its 9 5/8% Notes, he or corporations under his control would provide such financial support to M&F Worldwide as may be required by Panavision in connection with such payments of principal and interest. Pursuant to the M&F Settlement, this letter agreement was terminated on December 3, 2002.

In satisfaction of the obligation of M&F Worldwide under another agreement entered into contemporaneously with the closing of the M&F Purchase, MacAndrews & Forbes Holdings and M&F Worldwide entered into a letter agreement, and M&F Worldwide and the Company entered into a letter agreement, both dated as of December 21, 2001, pursuant to which M&F Worldwide purchased from PX Holding $22.0 million principal amount of 9 5/8% Notes for an aggregate purchase price of $8.14 million, and M&F Worldwide delivered to the Company an aggregate of $24.5 million principal amount of 9 5/8% Notes in exchange for 1,381,690 shares of Series A Preferred Stock of the Company. The Series A Preferred Stock was issued at a value of approximately $9.3 million, which represented M&F Worldwide’s cost to purchase the 9 5/8% Notes delivered to the Company. Because M&F Worldwide delivered the 9 5/8% Notes to the Company in satisfaction of obligations under an agreement entered into concurrent with the M&F Purchase, the difference between M&F Worldwide’s cost and the Company’s book value of the 9 5/8% Notes was recorded as a reduction of goodwill.

The Company and M&F Worldwide entered into a letter agreement (the ‘‘Registration Rights Agreement Amendment Letter’’), dated as of December 21, 2001, pursuant to which the Company and M&F Worldwide agreed to amend the Registration Rights Agreement to, among other things, include the Series A Preferred Stock within the definition of ‘‘Registrable Securities.’’

During 2001, certain stockholders of M&F Worldwide brought lawsuits against M&F Worldwide and its directors challenging the M&F Purchase as an alleged breach of fiduciary duty and sought, among other things, rescission of the M&F Purchase transaction. One of the stockholders dismissed his lawsuit pursuant to a settlement. On December 3, 2002, the remaining parties to the litigation consummated a Stipulation of Settlement (the ‘‘M&F Settlement’’) whereby MacAndrews & Forbes Holdings acquired, through PX Holding, (1) the shares of the Company’s Common Stock that M&F Worldwide had purchased in April 2001, (2) 1,381,690 shares of the Company’s Series A Preferred Stock that M&F Worldwide acquired in December of 2001, (3) $11.4 million principal amount of 9 5/8% Notes that a subsidiary of M&F Worldwide acquired in November of 2001, and (4) a promissory note in the amount of $6.7 million that the Company issued to M&F Worldwide on its acquisition of the shares of a certain subsidiary. In addition, all agreements to which M&F Worldwide entered into in connection with the M&F Purchase and the December 2001 issuance of the Series A Preferred Stock were terminated.

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

2. Transactions with M&F Worldwide Corp. (Continued)

Thus, after the consummation of the M&F Settlement, the Company ceased being a subsidiary of M&F Worldwide. The M&F Settlement did not have a significant impact on the recorded values of the Company’s assets or liabilities since the transaction was between parties under common control.

3.    Discontinued Operations

In August 2004, the Company disposed of its 80% interest in EFILM, LLC (‘‘EFILM’’). Accordingly, both EFILM and its holding company, LPPI, LLC, are presented as discontinued operations in the consolidated financial statements and the accompanying notes.

Revenue and income (loss) before income taxes from discontinued operations for the years ended December 31, 2005, 2004 and 2003 were as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Revenue	$—	$15,488	$16,817
Income (loss) before income taxes	—	1,177	(1,954)

4.    Other Income, net

The components of Other income, net for the years ended December 31, 2005, 2004 and 2003 were as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Net gain on dispositions of property and equipment	$823	$2,489	$1,027
Major insurance settlements	587	1,083	763
Minority interest income	—	18	320
Earnings (loss) of equity affiliates	—	(72)	137
Fees from related party	420	420	—
Other income (expense)	214	86	(380)
Total other income, net	$2,044	$4,024	$1,867

5.    Comprehensive Loss

Components of accumulated other comprehensive loss were as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Net loss	$(23,684)	$(10,155)	$(17,756)
Foreign currency translation adjustment	(2,910)	2,474	10,644
Total comprehensive loss	$(26,594)	$(7,681)	$(7,112)

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

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

The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Numerators:
Net loss from continuing operations	$(23,684)	$(21,200)	$(16,523)
Accreted dividends on Redeemable Series B Preferred Stock	—	—	(1,319)
Series C Preferred Stock accumulated dividend	—	(765)	(12,466)
Series D Preferred Stock accumulated dividend	—	(18,559)	—
Net loss from continuing operations attributable to common stockholders	(23,684)	(40,524)	(30,308)
Net income (loss) from discontinued operations	—	11,045	(1,233)
Net loss attributable to common stockholders	$(23,684)	$(29,479)	$(31,541)
Denominator:
Denominator for basic loss per share – weighted average shares	39,381	12,617	8,770
Effect of dilutive securities – stock options and warrants	—	—	—
Denominator for diluted loss per share – adjusted weighted average shares	39,381	12,617	8,770
Income (loss) per share, basic and diluted:
Continuing operations	$(0.60)	$(3.21)	$(3.46)
Discontinued operations	—	0.87	(0.14)
Income (loss) per share, basic and diluted	$(0.60)	$(2.34)	$(3.60)

Outstanding stock options to purchase 586,000, 614,000 shares, and 642,000 shares of common stock at December 31, 2005, 2004 and 2003, respectively, were excluded from the calculation of diluted loss per share as their effect would have been antidilutive. Warrants outstanding at December 31, 2005, 2004 and 2003 to purchase 714,300 shares of common stock at an exercise price of $17.50 per share were excluded from the calculation of diluted loss per share as their effect would have been antidilutive. Such warrants are fully exercisable at any time through July 25, 2010.

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

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

For the period from April 19, 2001 through December 31, 2001 and for the period from January 1, 2002 through December 3, 2002, Panavision, for federal income tax purposes, was included in the affiliated group of which M&F Worldwide is the common parent, and Panavision's federal taxable income was included in such group's consolidated tax return filed by M&F Worldwide. Panavision was also included in certain state and local tax returns of M&F Worldwide or its subsidiaries. As of April 19, 2001, Panavision and M&F Worldwide entered into a tax sharing agreement (the ‘‘M&F Worldwide Tax Sharing Agreement’’), pursuant to which M&F Worldwide agreed to indemnify Panavision against federal, state or local income tax liabilities of the consolidated or combined group of which M&F Worldwide (or a subsidiary of M&F Worldwide other than Panavision or its subsidiaries) is the common parent for taxable periods beginning after April 19, 2001 during which Panavision or a subsidiary of Panavision was a member of such group. The M&F Worldwide Tax Sharing Agreement will continue in effect after December 3, 2002 only as to matters such as audit adjustments and indemnities.

Since the M&F Purchase constituted a deconsolidation event under the MacAndrews & Forbes Tax Sharing Agreement, federal and state net operating loss carryforwards of approximately $31.8 million and $17.3 million, respectively, are no longer available for use by the Company.

Although the Company had taxable income on a consolidated basis for the tax years ending December 3, 2002 and December 31, 2001, current operating losses and net operating loss carryforwards of M&F Worldwide were used to offset this income before the Company’s net operating loss carryforwards were utilized due to the ordering rules set forth in the Internal Revenue Code. Consequently, upon leaving the M&F Worldwide consolidated group on December 3, 2002, the Company took approximately $60.1 million of net operating loss carryforwards, of which $15.1 million relates to net operating loss carryforwards that otherwise would have been used prior to December 3, 2002 but for the ordering rules. The Company has accounted for these additional net operating loss carryovers as a contribution to capital by M&F Worldwide.

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

7.    Income Taxes (Continued)

The (provision) benefit for income taxes comprises the following (in thousands):

	Year ended December 31,
	2005	2004	2003
Current provision:
Federal	$(41)	$—	$—
State	(49)	(48)	—
Foreign	(3,523)	(1,491)	(1,447)
Total current provision	(3,613)	(1,539)	(1,447)
Deferred benefit:
Federal	1,150	8,117	6,825
State	1,590	885	315
Foreign	—	—	—
Total deferred benefit	2,740	9,002	7,140
Total tax (provision) benefit	$(873)	$7,463	$5,693

For financial statement purposes, loss from continuing operations before income taxes includes the following components (in thousands):

	Year ended December 31,
	2005	2004	2003
Income (loss) from continuing operations before income taxes:
Domestic	$(14,880)	$(24,974)	$(19,469)
Foreign	(7,931)	(3,689)	(2,747)
	$(22,811)	$(28,663)	$(22,216)

The difference between the income tax (provision) benefit and the amount computed by applying the Federal statutory rate (35%) to loss before income taxes is explained below (in thousands):

	Year Ended December 31,
	2005	2004	2003
Tax at federal statutory rate	$7,935	$10,032	$7,776
State income tax benefit	508	837	315
Decrease/(increase) in valuation allowance	(6,667)	(781)	(474)
Change in tax credits	—	—	449
Non-deductible items	(76)	(79)	(77)
Foreign income taxed at varying rates including foreign losses for which no benefit was received	(4,279)	(2,223)	(3,038)
Other, net	1,706	(323)	742
	$(873)	$7,463	$5,693

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

7.    Income Taxes (Continued)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Debt original issue discount	$194	$230
Domestic net operating loss carryforwards	25,969	29,703
Foreign net operating loss carryforwards	8,559	7,133
Tax credit carryforwards (primarily alternative minimum tax credits)	10,690	10,355
Expense accruals	1,926	669
State income taxes and other	2,291	3,982
Total deferred tax assets	49,629	52,072
Valuation allowance	(14,781)	(8,114)
Net deferred tax assets	34,848	43,958
Deferred tax liabilities:
Fixed assets	(33,055)	(41,543)
Unremitted foreign earnings	(1,793)	(2,415)
Intangibles	(25,461)	(28,201)
Total deferred tax liabilities	(60,309)	(72,159)
Net deferred tax liabilities	$(25,461)	$(28,201)
Balance Sheet Classifications:
Non-current deferred tax liability	$(25,461)	$(28,201)

SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the uncertainty regarding the Company’s ability to utilize certain net operating losses and tax credits in the future, the Company has provided a partial valuation allowance against its net domestic deferred tax assets.

After the effect of the deconsolidation, as of December 31, 2005, the Company has federal and state net operating loss carryforwards of approximately $86.9 million, respectively. The net operating loss carryforwards will expire at various dates beginning in 2017 through 2025, if not utilized.

At December 31, 2005, the Company also had federal alternative minimum tax credit carryforwards of approximately $5.8 million, which may be used indefinitely, and research and development credit carryforwards of $0.4 million, which will expire from 2006 through 2025, if not utilized.

At December 31, 2005, the Company also had California alternative minimum tax credit carryforwards and California research and development credit carryforwards totaling approximately $2.1 million, both of which may be carried forward indefinitely.

At December 31, 2005, the Company had U.K. net operating loss carryforwards totaling approximately $40.6 million that may be carried forward indefinitely. A full valuation allowance has been provided against this asset.

8.    Deposit for Redemption of Debt

As discussed in Note 12, on December 1, 2005, Panavision entered into the PX Term Loan Agreement (as defined below), pursuant to which approximately $64.8 million was deposited on behalf of the Company directly into a designated account with a trustee. On that same date the Company deposited

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

8.    Deposit for Redemption of Debt (Continued)

$2.7 million of its own funds into the same account. The amounts on deposit in this account may only be used for the redemption of the 9 5/8% Notes and accrued interest thereon and are therefore excluded from cash and cash equivalents in the Consolidated Balance Sheet at December 31, 2005. See Note 23, Subsequent Events, regarding the January 2006 redemption of the 9 5/8% Notes.

9.    Inventories

Inventories consist of the following (in thousands):

	December 31,
	2005	2004
Finished goods	$2,299	$2,476
Work-in-process	966	315
Component parts	3,386	4,664
Spare parts and supplies	1,106	1,409
Goods purchased for resale	5,541	6,062
	$13,298	$14,926

10.    Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2005	2004
Buildings and improvements	$14,526	$15,457
Rental assets	369,945	359,972
Machinery and equipment	10,039	9,468
Furniture and fixtures	4,780	4,835
Other	729	1,739
	400,019	391,471
Less: accumulated depreciation and amortization	179,195	160,676
	$220,824	$230,795

During 2005 and 2004, the Company recorded approximately $78,000 and $150,000 of capitalized interest costs, respectively.

11.    Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Interest payable	$8,581	$4,792
Professional fees	1,504	1,723
Taxes other than income taxes	2,136	3,599
Payroll and related costs	10,076	8,896
Rent	3,579	3,271
Insurance	—	1,058
Severance, current portion	784	726
Other liabilities	5,285	4,052
	$31,945	$28,117

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

12.    Long-Term Debt

Long-term debt, including current maturities, consists of the following (in thousands):

	December 31,
	2005	2004
Amended and Restated Credit Agreement	$118,475	$125,694
12.50% Senior Notes Due 2009	101,308	100,597
9 5/8% Term Loan from Affiliate	64,792	—
9 5/8% Senior Subordinated Discount Notes Due 2006	64,815	65,084
Notes payable to affiliate	23,734	9,154
Other (including capital leases)	16,674	8,922
	389,798	309,451
Less: Current maturities	82,071	9,557
Total Long-Term Debt	$307,727	$299,894

The Company does not have any off-balance sheet financing arrangements.

9 5/8% Notes

The 9 5/8% Senior Subordinated Discount Notes Due 2006 (‘‘9 5/8% Notes’’) were issued at a discount representing a yield to maturity of 9 5/8%. There were no periodic or interest payments through February 1, 2002. Thereafter, they bear interest at a rate of 9 5/8% per annum, payable semi-annually on February 1 and August 1 of each year, commencing August 1, 2002. The 9 5/8% Notes are due February 1, 2006, and are reflected as a component of current maturities. See Note 23, Subsequent Events, regarding the January 3, 2006 redemption of the 9 5/8% Notes.

MacAndrews Lines

On August 13, 2003, MacAndrews & Forbes Inc., (formerly MacAndrews & Forbes Holdings Inc.) agreed to amend an existing line of credit provided to Panavision to increase the amount available for borrowing from $4.0 million to $10.0 million and extend the maturity date to August 31, 2006 (as amended, the ‘‘MacAndrews Line’’). In connection with an amendment to Panavision's Prior Credit Agreement (as defined below), on November 12, 2003, MacAndrews & Forbes Inc. agreed to provide a second revolving line of credit (the ‘‘Second MacAndrews Line’’) in the amount of $10.0 million at a rate equal to 50 basis points above the rate provided for in the revolving facility pursuant to the Prior Credit Agreement and a maturity date of April 15, 2004. As described below, in connection with the January 2004 Refinancing (as defined below), (i) amounts outstanding under the MacAndrews Line were retired in exchange for shares of new Series D Cumulative Pay-in-Kind Preferred Stock, par value $0.01 per share (the ‘‘Series D Preferred Stock’’) and (ii) MacAndrews & Forbes Inc. increased the amount of the Second MacAndrews Line to $20.0 million and extended the maturity date to April 16, 2009. On March 30, 2005, the Second MacAndrews Line was amended and restated to increase the amount to $32.0 million. As of December 31, 2005, Panavision had drawn approximately $23.8 million under the Second MacAndrews line, including accrued interest of $0.1 million. See Note 23, Subsequent Events, regarding the March 2006 Refinancing.

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

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

12.    Long-Term Debt (Continued)

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

As part of the January 2004 Refinancing, Panavision issued to PX Holding Corporation (‘‘PX Holding’’) 215,274 shares of new Series D Preferred Stock in exchange for (a) 159,644 shares of Series C Cumulative Pay-in-kind Preferred Stock, par value $0.01 per share (the ‘‘Series C Preferred Stock’’), of Panavision, held by PX Holding (together with approximately $13.2 million of accumulated dividends thereon); (b) $23.0 million in cash; (c) the retirement of all principal and interest (an aggregate of $10,180,930) owed as of January 16, 2004 under the MacAndrews Line; (d) 33.3 shares of common stock of PANY Rental Inc. (‘‘PANY Rental’’) having a fair market value of $0.7 million (such that, as of January 16, 2004, Panavision owned 100% of the outstanding shares of PANY Rental); (e) the retirement of all amounts (consisting of $630,780 in principal and $82,913 in accrued and unpaid interest) owed by PANY Rental to PX Holding pursuant to a certain promissory note held by PX Holding; and (f) the retirement of all amounts (consisting of $7.8 million in principal and unpaid interest) owed to MacAndrews & Forbes Holdings under a certain promissory note in the principal amount of $6.7 million, dated July 1, 2002, issued by Panavision to M & F Worldwide Corp. and subsequently acquired by MacAndrews & Forbes Holdings. Panavision also issued to PX Holding 1,381,690 shares of new Series E Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share (the ‘‘Series E Preferred Stock’’), in exchange for 1,381,690 shares of Series A Non-Cumulative Perpetual Participating Preferred Stock, par value $0.01 per share (the ‘‘Series A Preferred Stock’’). As a result of the January 2004 Refinancing transactions, all of the outstanding shares of Series A and Series C Preferred Stock were transferred to Panavision. In addition, MacAndrews & Forbes Inc. increased the amount of the Second MacAndrews Line to $20.0 million and extended the maturity date to April 16, 2009.

Panavision used proceeds from the sale of the Senior Notes and the issuance of Series D Preferred Stock to reduce the indebtedness under the Prior Credit Agreement by $115.4 million, and replaced the Prior Credit Agreement with an Amended and Restated Credit Agreement (the ‘‘Amended and Restated Credit Agreement’’) with the lenders under the Prior Credit Agreement. The Amended and Restated Credit Agreement provides for a single term loan facility in the principal amount of $135.6 million repayable in quarterly installments with a final maturity of January 12, 2007, except that the term facility was to be due on December 1, 2005 if any of the 9 5/8% Notes remain outstanding on that date. See Note 23, Subsequent Events, regarding January 3, 2006 redemption of the 9 5/8% Notes.

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

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

12.    Long-Term Debt (Continued)

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

The required level of EBITDA, as defined in the Amended and Restated Credit Agreement and the 2004 Indenture, for the last twelve months in the period ended December 31, 2005, was $58.0 million pursuant to the Amended and Restated Credit Agreement and $50.0 million pursuant to the 2004 Indenture. The Company met the required levels of EBITDA for the twelve-month period ended December 31, 2005. See Note 23, Subsequent Events, regarding the March 2006 Refinancing.

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

DHD

On September 16, 2004, the Company purchased from Sony Electronics, Inc. (‘‘Sony’’), a 49% interest in DHD Ventures, LLC (‘‘DHD’’), making DHD a wholly-owned subsidiary of the Company. Following this acquisition, DHD was converted to a limited partnership, DHD Ventures, LP, the limited partner of which is the Company and the general partner is DHD Holdings, Inc. DHD Ventures, LP and DHD Holdings, Inc. both became guarantors under the Amended Credit Agreement and the 2004 Indenture on September 30, 2004.

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

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

12.    Long-Term Debt (Continued)

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

November 2005 Amendment

On November 14, 2005, Panavision entered into a Fifth Amendment, dated as of November 14, 2005 to the Amended and Restated Credit Agreement. Prior to the Fifth Amendment, the Amended and Restated Credit Agreement provided that the final maturity date of the term facility under the Amended and Restated Credit Agreement shall be January 12, 2007, except that the term facility shall become due and payable on December 1, 2005 if any 9 5/8% Notes remain outstanding on that date. Pursuant to the Fifth Amendment, the lenders under the Amended and Restated Credit Agreement agreed to extend this December 1, 2005 date to January 5, 2006, provided that, on or before December 1, 2005, Panavision (a) deposits into a designated account an amount not less than the principal outstanding and accrued interest through the date of redemption of the 9 5/8% Notes and (b) mails a notice of redemption to holders of the 9 5/8% Notes indicating that Panavision intends to redeem all outstanding 9 5/8% Notes on or before January 5, 2006.

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

12.    Long-Term Debt (Continued)

GE Term Loan & Security Agreement

On June 14, 2005, Panavision entered into a term loan and security agreement (‘‘GE Term Loan & Security Agreement’’) with General Electric Capital Corporation (‘‘GE’’) pursuant to which GE shall make available to Panavision term loans in aggregate principal amount not exceeding $10 million and maturing September 14, 2006 for the purchase of digital cameras and equipment. Panavision's obligations pursuant to the GE Term Loan & Security Agreement are guaranteed by MacAndrews & Forbes Holdings and secured by a first priority security interest in the cameras and related equipment purchased with the proceeds of the term loans. As of December 31, 2005, there were term loans outstanding of approximately $6.6 million. See Note 23, Subsequent Events, regarding the March 2006 Refinancing.

PX Term Loan Agreement

Pursuant to the November 2005 Amendment to the Amended and Restated Credit Agreement, on December 1, 2005, Panavision entered into a Senior Subordinated Term Loan Agreement (the ‘‘PX Term Loan Agreement’’) with PX Holding, as lender. The PX Term Loan Agreement provides for, among other things, a $64,792,000 term loan from PX Holding to Panavision that will mature on December 31, 2007. The term loan bears interest at a rate per annum equal to 9 5/8%, payable semi-annually on February 1 and August 1 of each year, commencing February 1, 2006. All payment obligations under the Loan Agreement are subordinated in right of payment to the prior payment of Panavision's obligations under its existing Amended and Restated Credit Agreement and the 2004 Indenture.

The PX Term Loan Agreement includes certain restrictive covenants substantially similar to those applicable to the 9 5/8% Notes that limit, among other things, the incurrence of additional indebtedness, the payment of dividends or other distributions or the making of certain other restricted payments, the sale of assets of Panavision, certain transactions with affiliates and certain mergers or consolidations or transfers of all or substantially all of Panavision's assets. The PX Term Loan Agreement also prohibits certain restrictions on distributions from subsidiaries. The PX Term Loan Agreement provides for events of default that are substantially similar to the 9 5/8% Notes. Following the occurrence of an event of default, PX Holding may accelerate all amounts outstanding under the term loan. See Note 23, Subsequent Events, regarding the March 2006 Refinancing.

The following sets forth the aggregate principal maturities of the Company’s debt, excluding capital leases (which are included in Note 18), during the twelve-month periods ending December (in thousands):

2006	$79,416
2007	176,784
2008	367
2009	127,901
2010 and thereafter	—
$384,468

See Note 23, Subsequent Events, regarding developments that took place subsequent to December 31, 2005 that substantially revised the Company’s long-term debt.

13.    Preferred Stock

As more fully described in Note 2, the Company issued 1,381,690 shares of Series A Preferred Stock in December 2001. The Series A Preferred Stock was entitled to non-cumulative dividends at a rate of $0.05 per share per annum payable, if declared, quarterly on each March 31, June 30, September 30 and December 31. In addition, the Series A Preferred Stock had also participated pro rata on a share-for-share basis with the common stock, par value $0.01 per share, of the Company (‘‘Common Stock’’) with respect to any dividends declared or paid on the Common Stock. The Company's Prior Credit Agreement restricted the payment of dividends.

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

13.    Preferred Stock (Continued)

In June 2002, the Company issued 49,199 shares of Series B Cumulative Pay in Kind Preferred Stock (‘‘Series B Preferred Stock) to MacAndrews & Forbes Holdings in exchange for $10.0 million in cash and $37.7 million principal amount at maturity of 9 5/8% Notes plus unpaid interest of $1.5 million. The Company issued an additional 4,372 shares of Series B Preferred Stock to MacAndrews & Forbes Holdings in exchange for $4.3 million in cash in January 2003. The Series B Preferred Stock was non-voting, had a liquidation preference of $49.2 million plus accrued and unpaid dividends, and entitled its holders to cumulative dividends at a rate of 10% per annum. The terms of the Series B Preferred Stock indicated that such stock may be redeemed by the Company, at its option, at any time at a price of $1,000 per share, plus accrued and unpaid dividends. Additionally, the Series B Preferred Stock was subject to redemption in certain circumstances upon a change of control. Since MacAndrews & Forbes Holdings maintained the majority shareholder vote of the Company, the Series B Preferred Stock was deemed to be redeemable at the option of MacAndrews & Forbes Holdings, and was therefore classified outside of permanent equity in the accompanying consolidated balance sheets.

The issuance of the Series B Preferred Stock was recorded at its redemption value, net of $0.3 million of transaction costs. Because the Series B Preferred Stock was redeemable at the option of MacAndrews & Forbes Holdings, the Company was required to carry the Series B Preferred Stock at its redemption value. The Company recorded an accreted dividend of $1.3 million during the year ended December 31, 2003 in accordance with the terms of the Series B Preferred Stock.

In connection with the March 2003 Amendment, MacAndrews & Forbes Holdings contributed $90.9 million principal amount of 9 5/8% Notes and $10.0 million in cash in exchange for 102,220 shares of Series C Preferred Stock, which it contributed to the capital of PX Holding, and PX Holding contributed to the Company 53,571 shares of Series B Preferred Stock in exchange for 57,424 shares of Series C Preferred Stock. As a result of this transaction, all of the outstanding Series B Stock was transferred to the Company. The Series C Preferred Stock, par value $0.01 per share, was non-voting; had a liquidation preference of $1,000 per share plus accrued and unpaid dividends; and entitled the holder to cumulative dividends at a rate of 10% per annum regardless of whether declared or earned. Additionally, the Series C Preferred Stock was subject to redemption in certain circumstances upon a change of control.

As described in Note 12, the Company issued to PX Holding 215,274 shares of new Series D Cumulative Pay-In-Kind Preferred Stock on January 16, 2004. The Series D Preferred Stock was non-voting, had a liquidation preference of $1,000 per share plus accrued and unpaid dividends, and entitled the holder to cumulative dividends at a rate of 10% per annum regardless of whether declared or earned. Additionally, the Series D Preferred Stock was subject to redemption in certain circumstances upon a change of control. The Company also issued to PX Holding 1,381,690 shares of new Series E Non-Cumulative Perpetual Participating Preferred Stock (the ‘‘Series E Preferred Stock’’) in exchange for 1,381,690 shares of Series A Preferred Stock. The Series E Preferred Stock was entitled to one vote per share, voting together with the Common Stock as a single class, had a liquidation preference of $1.00 per share plus accrued and unpaid dividends, and provided for non-cumulative cash dividends at an annual rate of $0.05 per share if declared by the Company. As a result of the January 2004 Refinancing transactions, all of the outstanding shares of Series A and Series C Preferred Stock were transferred to the Company and a Certificate of Elimination was filed for each series.

As discussed in Note 12, on November 16, 2004, Panavision issued 30,610,810 shares of common stock, par value $.01 per share to PX Holding Corporation, in exchange for all Series D Preferred Stock and all Series E Preferred Stock held by PX Holding (the ‘‘Exchange’’). As a result of the Exchange, all of the outstanding shares of Series D and Series E Preferred Stock were transferred to the Company and a Certificate of Elimination was filed for each series.

See Note 23, Subsequent Events, regarding preferred stock issuance subsequent to December 31, 2005.

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

14.    Segment Information

The Company has one reportable segment, an aggregation of operating segments engaged in the rental of camera systems, lighting systems and other equipment, and the sales of related products. These activities are conducted in a number of geographic locations though the Company’s owned-and-operated facilities and its network of independent distributors.

The following table presents revenue and other financial information for the reportable segment by geographic region (in thousands):

	December 31, 2005
	United States	Canada	United Kingdom	Rest of Europe	Asia Pacific	Total
Revenue from external customers	$91,672	$26,700	$60,036	$22,560	$32,333	$233,301
Long-lived assets*	$178,305	$3,746	$21,903	$11,522	$10,134	$225,610

	December 31, 2004
	United States	Canada	United Kingdom	Rest of Europe	Asia Pacific	Total
Revenue from external customers	$81,843	$13,320	$63,793	$20,581	$27,527	$207,064
Long-lived assets*	$183,657	$3,755	$27,294	$12,763	$9,675	$237,144

	December 31, 2003
	United States	Canada	United Kingdom	Rest of Europe	Asia Pacific	Total
Revenue from external customers	$77,535	$16,023	$58,838	$16,907	$21,837	$191,140

*	Excluding intangible assets

No one customer accounted for more than 10% of the Company’s consolidated net revenues for the years ended December 31, 2005, 2004 and 2003.

15.    Stock Based Benefits

During 1999, the Board of Directors adopted a stock option plan (the ‘‘Plan’’) which is open to participation by directors, officers, consultants, and other key employees of the Company or of its subsidiaries and certain other key persons. The Plan provides for the issuance of incentive and nonqualified stock options under the Internal Revenue Code. An aggregate of 1,500,000 shares of Panavision Common Stock are reserved for issuance under the Plan. The options are granted for a term of ten years. If an incentive stock option is granted to an individual owning more than 10% of the total combined voting power of all stock, the exercise price of the option may not be less than 110% of the fair market value of the underlying shares on the date of grant and the term of the option may not exceed five years. The Plan also provides that the aggregate fair market value (determined as of the time the option is granted) of Panavision Common Stock with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. Option information with respect to the Company’s stock option plan is as follows:

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

15.    Stock Based Benefits (Continued)

		Exercise Price
	Shares	Range	Weighted Avg. Price
Options outstanding at December 31, 2002	992,000	$10.00-$7.50	$9.67
Options expired	(350,000)	$10.00-$7.50	—
Options outstanding at December 31, 2003	642,000	$10.00	$10.00
Options expired	(28,000)	$10.00	$10.00
Options outstanding at December 31, 2004	614,000	$10.00	$10.00
Options expired	(28,000)	$10.00	$10.00
Options outstanding at December 31, 2005	586,000	$10.00	$10.00

The weighted-average remaining contractual life of options outstanding at December 31, 2005 is 3.8 years.

Information regarding stock options exercisable is as follows:

	December 31,
	2005	2004	2003
Options Exercisable:
Number	586,000	614,000	642,000
Weighted average exercise prices	$10.00	$10.00	$10.00

There were no options granted under the Plan during 2005, 2004, or 2003.

For purposes of the pro forma expense discussed in Note 1, the weighted average fair value of the options was amortized over the vesting period. Applying SFAS 123 in the pro forma disclosures may not be representative of the effects on pro forma net loss for future years as options vest over several years and additional awards may be made each year.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company’s stock options have characteristics significantly different from those of traded options such as vesting restrictions and non-transferability of options. In addition, the assumptions used in option valuation models are subjective, particularly the expected stock price volatility for the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not provide a reliable single measure of the fair value of its employee stock options.

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

15.    Stock Based Benefits (Continued)

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provision of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Net loss as reported	$(23,684)	$(10,155)	$(17,756)
Add: stock-based employee compensation expense included in reported net loss	—	—	—
Deduct: total stock-based employee compensation expense determined under fair value method of all awards	—	—	—
Pro forma net loss	$(23,684)	$(10,155)	$(17,756)
Pro forma net loss attributable to common stockholders	$(23,684)	$(29,479)	$(31,541)
Shares used in computation – basic and diluted	39,381	12,617	8,770
Loss per share:
Basic and diluted net loss per share – as reported	$(0.60)	$(2.34)	$(3.60)
Basic and diluted net loss per share – pro forma	$(0.60)	$(2.34)	$(3.60)

16.    Employee Benefit Plans

The Company sponsors a defined contribution 401(k) plan covering a majority of its domestic employees. Eligible employees may contribute from 1% to 16% of their base compensation. The Company makes matching contributions equal to 75% of employee before-tax contributions from 1% to 6% through September 30, 2005. Effective October 1, 2005, the Company makes matching contributions equal to 75% of employee contributions up to 5%. For the years ended December 31, 2005, 2004 and 2003, the Company recorded expense of $0.8 million, $0.9 million, and $0.8 million, respectively, related to the 401(k) plan.

In addition, the Company sponsors defined contribution retirement plans in Europe and Australia that cover certain foreign employees. Participating employees contribute from 4% to 15% of their base compensation. The Company contributes 10.5% to 13% of base compensation for participating employees depending upon their level of contribution. For the years ended December 31, 2005, 2004, and December 31, 2003, the Company recorded expense of $2.2 million, $1.8 million, and $1.5 million, respectively, representing the Company’s contributions.

Certain of the Company’s senior executives have employment agreements containing equity participation provisions. Amounts, if any, to be paid under the equity participation provisions are based on contractually defined formulas. As of December 31, 2005, approximately $1.0 million has been accrued in connection with these equity participation provisions.

17.    Change in Estimated Asset Retirement Obligations

Upon the initial adoption of SFAS No. 143, ‘‘Accounting for Asset Retirement Obligations’’, the Company estimated its liability for asset retirement obligations to be zero. After completing a facilities rationalization review in 2004, the Company revised its estimate for leasehold restoration costs upward to approximately $2.4 million. The impact of the revision on net income from continuing operations for the year ended December 31, 2004, was approximately $175,000, or $0.01 per common share, basic and diluted.

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

17.    Change in Estimated Asset Retirement Obligations (Continued)

Changes in estimated asset retirement obligations for the years ended December 31, 2005 and 2004 are as follows (in thousands):

Balance January 1, 2004	$—
Revision of estimate *	2,394
Accretion expense	80
Balance, December 31, 2004	2,474
Revision of estimate *	(257)
Accretion expense	244
Balance, December 31, 2005	$2,461

* Primarily effects of foreign currency rate changes on balances denominated in currencies other than the U.S. dollar.

18.    Commitments and Contingencies

The Company leases real estate, equipment, and vehicles under non-cancelable operating and capitalized leases. Future minimum payments under non-cancelable leases with initial or remaining terms of one year or more are presented below (in thousands):

	Operating	Capital
2006	$9,760	$3,066
2007	7,050	2,728
2008	4,659	2,220
2009	3,611	867
2010	3,116	308
Thereafter	4,212	—
Minimum lease payments	$32,408	9,189
Less: imputed interest at rates ranging from 3.5% to 9.0%		1,001
Present value of minimum lease payments included in long-term debt		$8,188

During the years ended December 31, 2005, 2004 and 2003, rental expense under operating leases was $9.7 million, $9.8 million, and $10.3 million, respectively.

As of December 31, 2005, the Company had a line of credit (the Second MacAndrews Line) totaling approximately $32.0 million, under which approximately $23.8 million was drawn including accrued interest of $0.1 million. The Company does not have any off-balance sheet financing arrangements.

The Company and its subsidiaries are defendants in actions for matters arising out of normal business operations. The Company, based in part on the advice of legal counsel, does not believe that any such proceedings currently pending will have an adverse effect on its consolidated financial position, results of operations, or cash flows.

19.    Related Party Transactions

Certain related party transactions between Panavision and MacAndrews & Forbes Holdings and between Panavision and PX Holding are disclosed in Note 2, Transactions with M&F Worldwide Corp., Note 7, Income Taxes, Note 12, Long-Term Debt, and Note 13, Preferred Stock. See also Note 23, Subsequent Events, for related party transactions that occurred subsequent to December 31, 2005.

Beginning in December 2002, the Company began participating in MacAndrews & Forbes Holdings’ directors and officers insurance program, which covers the Company as well as MacAndrews & Forbes

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

19.    Related Party Transactions (Continued)

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

The Company and PX Holding are parties to a Registration Rights Agreement dated as of December 3, 2002 (the ‘‘Registration Rights Agreement’’) pursuant to which PX Holding and certain of its transferees (the ‘‘Holders’’) have the right to require the Company to register under the Securities Act of 1933 (a ‘‘Demand Registration’’) all or part of the Common Stock and certain other shares of capital stock (collectively, ‘‘Registrable Shares’’) owned by the Holders. The Company may postpone giving effect to a Demand Registration for up to a period of 30 days if the Company believes such registration might have an adverse effect on any plan or proposal by the Company with respect to any financing, acquisition, recapitalization, reorganization or other material transaction, or the Company is in possession of material non-public information that, if publicly disclosed, could result in a material disruption of a major corporate development or transaction then pending or in progress or in other material adverse consequences to the Company. In addition, the Holders will have the right to participate in registrations by the Company of its equity securities (an ‘‘Incidental Registration’’) subject, however, to certain rights in favor of the Company to reduce, or eliminate entirely, the number of Registrable Shares the Holders may have registered in an Incidental Registration. The Company will pay all out-of-pocket expenses incurred in connection with a Demand Registration or an Incidental Registration, except for underwriting discounts, commissions and related expenses attributable to the Registrable Shares sold by such Holders.

On July 1, 2003, Panavision International, L.P., the Company’s principal operating subsidiary, entered into a Security Officer Service Agreement (the ‘‘Security Agreement’’) with an operating subsidiary of Allied Security Holdings LLC (‘‘Allied Security’’), an affiliate of MacAndrews & Forbes Holdings. Pursuant to the Security Agreement, Allied Security provides the Company with security officer services on terms which management believes are competitive with industry rates for similarly situated security firms and as favorable as terms that could have been obtained from an unrelated party in an arms-length transaction. Amounts paid to Allied Security by the Company pursuant to the Security Agreement were $149,000 and $145,000 for the years ended December 31, 2005 and 2004, respectively. Since July 16, 2003, the Security Agreement has been continuing on a month-to-month basis.

In December 2003, Panavision Imaging, LLC, a subsidiary of PX Holding, purchased the assets of Silicon Video, Inc., a designer of CMOS imaging sensors located in Homer, New York, and formed Panavision SVI, LLC to act as marketing affiliate with respect to certain products designed by Panavision Imaging, LLC. The Company manages the operations of Panavision Imaging, LLC and Panavision SVI, LLC (together ‘‘Panavision SVI’’) in exchange for certain research and development services, management fees and most favored customer status with respect to certain products of Panavision Imaging, LLC. In addition, the Company purchases certain sensors from Panavision Imaging, LLC on a basis that is at least as favorable as could be obtained in an arms-length transaction. Panavision Imaging, LLC and its marketing affiliate Panavision SVI, LLC utilize the Panavision tradename pursuant to a license from the Company. The management and royalty fees charged by the Company to Panavision SVI for each of the years ended December 2005 and 2004 were $420,000, of which $0 and $105,000, respectively, was payable at December 31, 2005 and 2004.

On September 16, 2004, the Company entered into an agreement with Sony, a holder of the Company’s Common Stock. Pursuant to the agreement, the Company acquired from Sony the remaining 49% interest in DHD not then held by the Company, making DHD a wholly owned subsidiary of the Company for consideration of $4.4 million.

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

19.    Related Party Transactions (Continued)

On November 16, 2004, the Company issued to PX Holding 30,610,810 shares of common stock, par value $.01 per share (‘‘Common Stock’’), in exchange for 215,274 shares of Series D Cumulative Pay-In-Kind Preferred Stock, par value $.01 per share (‘‘Series D Preferred Stock’’), and 1,381,690 shares of Series E Non-Cumulative Perpetual Participating Preferred Stock, par value $.01 per share (‘‘Series E Preferred Stock’’), such shares representing all outstanding shares of each series (the ‘‘Exchange’’).

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

On December 29, 2004, in connection with the Company’s acquisition of the camera inventory of William F. White International Inc. in Canada, LPPI, LLC (‘‘LPPI’’), a wholly-owned subsidiary of the Company, entered into a Sale and Purchase Agreement with PX Holding pursuant to which LPPI sold and PX Holding purchased a promissory note (the ‘‘Deluxe Note’’), dated August 6, 2004, issued by Deluxe Laboratories, Inc. (‘‘Deluxe’’) in favor of LPPI. The Deluxe Note was issued in connection with the sale of the Company’s interest in EFILM, LLC to Deluxe on August 6, 2004. The Deluxe Note was in the principal amount of $5,000,000 and bore interest at a rate of 7% per annum. As consideration for the Deluxe Note, PX Holding paid $5,000,000 in principal to LPPI and also paid to LPPI any accrued and unpaid interest on the Deluxe Note through and including December 29, 2004 upon receipt of such payment from Deluxe when the Deluxe Note matured in August, 2005.

On April 8, 2005, Panavision Europe Limited (‘‘PVE’’), a subsidiary of the Company, entered into an operating lease arrangement with a related party PX(UK) Limited (‘‘PX(UK)’’), a subsidiary of PX Holding, whereby PVE leased from PX(UK) certain camera and lighting equipment (the ‘‘PX(UK) Equipment’’). The Company believes the rental payments called for in the lease are on arms-length terms. For the year ended December 31, 2005, PVE incurred rental charges of $1,056,000, relating to the PX(UK) Equipment, of which approximately $496,000 remained outstanding at December 31, 2005. In addition, in accordance with the operating lease arrangements, PX(UK) reimbursed PVE for approximately $110,000 of costs incurred by PVE in relation to the preparation of the PX(UK) Equipment for rental to PVE’s customers.

As discussed in Note 12, Long-Term Debt, the company’s obligations pursuant to the GE Term Loan & Security Agreement are guaranteed by MacAndrews & Forbes Holdings.

20.    Recent Business Combinations

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

On September 16, 2004, the Company purchased from Sony, a 49% interest in DHD for a cash purchase price of $4.4 million, making DHD a wholly-owned subsidiary of the Company. As a result, the Company has consolidated the financial position and results of operations of DHD in the accompanying consolidated financial statements from the date of purchase. There was no goodwill resulting from the purchase price allocation. The effects of consolidating both DHD and Technovision France were immaterial for the year ended December 31, 2004.

On May 30, 2003, the Company purchased an additional 1/3 interest in PANY Rental for a combined purchase price of approximately $0.6 million including transaction costs. This purchase increased the Company’s ownership interest from a 1/3 interest to a 2/3 interest. As a result of this increased ownership

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

20.    Recent Business Combinations (Continued)

interest, the Company consolidated the financial position and results of operation of PANY Rental in the accompanying consolidated financial statements, the effects of which were immaterial. In addition, on May 30, 2003, PX Holding purchased the remaining 1/3 interest in PANY Rental for a purchase price of $0.7 million and purchased a promissory note payable by PANY Rental with a principal amount plus accrued interest of approximately $0.7 million. As of January 2004, PANY Rental is a wholly-owned subsidiary of Panavision.

As discussed in Note 13, in January 2004 the Company issued to PX Holding 215,274 shares of Series D Preferred Stock in exchange for, among other items, the remaining 1/3 interest in PANY Rental. As a result, as of January 16, 2004 the Company owned 100% of the outstanding shares of PANY Rental. PANY Rental holds an exclusive license to rent the Company’s camera systems in the New York market and a license to use the Panavision trademark in connection with the rental of camera systems and related equipment to customers.

21.    Valuation and Qualifying Accounts and Reserves

The following is a summary of the valuation and qualifying accounts and reserves for the years ended December 31, 2005, 2004, and 2003 (in thousands):

	Beginning Balance	Amounts Reserved	Balances Written Off	Ending Balance
Allowance for Doubtful Accounts
December 31, 2005	$1,618	$475	$1,148	$945
December 31, 2004	$2,586	$962	$1,930	$1,618
December 31, 2003	$1,634	$1,924	$972	$2,586

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

22. Quarterly Operating Data (unaudited)

The following is a summary of unaudited quarterly results of operations (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
Year ended December 31, 2005
Total revenue	$52,102	$55,855	$64,292	$61,052
Gross margin	19,488	20,382	29,432	26,849
Net loss from continuing operations	(11,001)	(12,046)	(307)	(330)
Net loss from continuing operations attributable to common shareholders	(11,001)	(12,046)	(307)	(330)
Net loss	(11,001)	(12,046)	(307)	(330)
Net loss attributable to common shareholders	(11,001)	(12,046)	(307)	(330)
Loss from continuing operations per share *	$(0.28)	$(0.31)	$(0.01)	$(0.01)
Loss per share *	$(0.28)	$(0.31)	$(0.01)	$(0.01)
Shares used in computation	39,381	39,381	39,381	39,381
Year ended December 31, 2004
Total revenue (1)	$48,958	$46,875	$53,955	$57,276
Gross margin (2)	20,391	16,932	22,637	22,947
Net income (loss) from continuing operations	(14,031)	(8,248)	4,870	(3,791)
Net loss from continuing operations attributable to common shareholders	(19,281)	(13,742)	(761)	(6,740)
Net income (loss)	(13,967)	(7,547)	15,254	(3,895)
Net income (loss) attributable to common shareholders	(19,217)	(13,041)	9,623	(6,844)
Loss from continuing operations per share *	$(2.20)	$(1.57)	$(0.09)	$(0.28)
Income (loss) per share *	$(2.19)	$(1.49)	$1.10	$(0.28)
Shares used in computation	8,770	8,770	8,770	24,075

(1)	Presentation of EFILM and LPPI as discontinued operations reduced previously reported revenue by $5,872 and $6,980 for the first and second quarter of 2004, respectively.

(2)	Presentation of EFILM and LPPI as discontinued operations reduced previously reported gross margin by $2,892 and $3,701 for the first and second quarter of 2004, respectively.

*	Basic and diluted. Sum of quarterly earnings per share for 2004 do not equal year-to-date earnings per share due to issuance of 30.6 million shares of Common Stock in November 2004.

23.    Subsequent Events

On January 3, 2006, Panavision completed the redemption of all $64,792,000 aggregate principal amount of the 9 5/8% Notes. In accordance with the notice of redemption mailed to holders on December 1, 2005, the redemption was completed when the redemption funds previously deposited with the trustee under the indenture governing the 9 5/8% Notes were released to the holders of the 9 5/8% Notes. The aggregate redemption price for the 9 5/8% Notes was $67,425,075, constituting an amount sufficient to repay the principal outstanding and accrued interest through the date of redemption. The redemption was funded principally with the funds from the PX Term Loan Agreement (See Note 12).

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

23.    Subsequent Events (Continued)

March 2006 Refinancing

On March 30, 2006, Panavision consummated a series of transactions to refinance its indebtedness under its Amended and Restated Credit Agreement, Senior Notes, PX Term Loan Agreement, Second MacAndrews Line and GE Term Loan & Security Agreement (the ‘‘March 2006 Refinancing’’). As part of the March 2006 Refinancing, Panavision entered into a $345.0 million Senior Secured Credit Facility with a syndicate of lenders (the ‘‘Senior Secured Credit Facility’’). The Senior Secured Credit Facility consists of:

•	First Lien Facility (‘‘First Lien Facility’’ and the governing agreement the ‘‘First Lien Facility Agreement’’), comprising a First Lien Term Loan of $195.0 million (‘‘First Lien Term Loan’’) and a $35.0 million Revolving Credit Facility (the ‘‘Revolver’’); and

•	$115.0 million Second Lien Term Loan (‘‘Second Lien Term Loan’’ and the governing agreement the ‘‘Second Lien Term Loan Agreement’’).

In addition, as part of the March 2006 Refinancing we paid $15.0 million in cash and issued 49,792 shares of our Series F Cumulative Pay-In-Kind Mandatorily Redeemable Preferred Stock (‘‘Series F Preferred Stock’’) to PX Holding in consideration of the retirement of the outstanding principal balance under the PX Term Loan Agreement (approximately $64.8 million as of March 30, 2006). The accrued interest on the PX Term Loan Agreement of $1.0 million as of March 30, 2006 was also paid with proceeds of the refinancing.

The total proceeds of the March 2006 Refinancing (including $1.0 million drawn under the Revolver at closing and the proceeds of the issuance of the Series F Preferred Stock) were $360.8 million and those proceeds were used by the Company as follows:

•	$118.5 million to repay the principal amount outstanding under the Amended and Restated Credit Facility and $0.6 million to repay outstanding accrued interest under the Amended and Restated Credit Facility;

•	$112.2 million to redeem all outstanding Senior Notes, including pre-payment premiums, and $4.7 million of outstanding accrued interest on the Senior Notes;

•	$30.1 million to repay the principal amount outstanding under the Second MacAndrews Line and $0.9 million to repay outstanding interest under the Second MacAndrews Line;

•	$64.8 million (including proceeds of approximately $49.8 million from Series F Preferred Stock issuance) to repay the principal amount outstanding under the PX Term Loan Agreement and $1.0 million to repay outstanding accrued interest on the PX Term Loan Agreement;

•	$4.6 million to repay the principal and outstanding accrued interest under the GE Term Loan & Security Agreement;

•	$7.0 million to fund the VFG Asset Acquisition, described below; and

•	$4.9 million available for general corporate purposes and to fund general working capital needs.

In connection with the March 2006 Refinancing, Panavision has paid or expects to pay fees to lenders under the Senior Secured Credit Facility and professional advisors of approximately $11.5 million.

The First Lien Facility bears interest, at the option of Panavision, at the Adjusted LIBO Rate (as defined in the First Lien Facility Agreement) plus a margin of 3.0% per annum (or if the Total Leverage Ratio (as defined in the First Lien Facility Agreement) is less than 3.75 to 1.00, 2.75% per annum) or at the Alternate Base Rate (as defined in the First Lien Agreement) plus a margin of 3.0% per annum (or if the Total Leverage Ratio is less than 3.75 to 1.00, 1.75% per annum). The First Lien Facility is secured by a first priority lien on all property and assets of Panavision Inc. and its domestic subsidiaries, including

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

23.    Subsequent Events (Continued)

but not limited to a pledge of 65% of the common stock of their first-tier foreign subsidiaries. The collateral for the First Lien Facility is substantially the same as was the case for the Amended and Restated Credit Agreement.

Panavision is required to make quarterly principal payments equal to 1% per annum of the original outstanding balance of the First Lien Facility, with the balance payable at maturity on March 30, 2011. In addition, the First Lien Credit Agreement includes certain financial covenants and restrictions, including covenants and restrictions relating to indebtedness, liens, sales and leaseback transactions, investments, mergers and acquisitions, sales of assets, dividends and transactions with affiliates of Panavision, each of which is subject to limited exceptions. Additionally, the First Lien Facility Agreement contains financial covenants limiting: (a) the amount of Capital Expenditures (as defined in the First Lien Facility Agreement) of Panavision and its subsidiaries, (b) Panavision's interest coverage ratio (the ratio of Consolidated EBITDA to Consolidated Interest Expense, as each such term is defined in the First Lien Facility Agreement), (c) Panavision's total leverage ratio (the ratio of Total Debt to Consolidated EBITDA, as each such term is defined in the First Lien Facility Agreement), and (d) Panavision's first lien leverage ratio (the ratio of First Lien Debt to Consolidated EBITDA, as each such term is defined in the First Lien Facility Agreement).

The Second Lien Term Loan bears interest, at the option of Panavision, at the adjusted LIBO Rate (as defined in the Second Lien Term Loan Agreement) plus a margin of 7.0% per annum or at the Alternate Base Rate (as defined in the Second Lien Term Loan Agreement) plus a margin of 6.0% per annum. The Second Lien Term Loan is secured by a second priority lien on all property and assets of Panavision Inc. and its domestic subsidiaries, including but not limited to a pledge of 65% of the common stock of their first-tier foreign subsidiaries. The collateral for the Second Lien Term Loan is substantially the same as was the case for the Senior Notes.

Panavision is not required to make principal payments on the Second Lien Term Loan, with the balance payable at maturity on March 30, 2012. In addition, the Second Lien Term Loan Agreement includes certain financial tests covenants and restrictions, including covenants and restrictions relating to indebtedness, liens, sales and leaseback transactions, investments, mergers and acquisitions, sales of assets, dividends and transactions with affiliates of Pananvision, each of which is subject to limited exceptions. Additionally, the Second Lien Term Loan Agreement contains financial covenants limiting the amount of Capital Expenditures (as defined in the Second Lien Term Loan Agreement) of Panavision and its subsidiaries, and limiting Panavision's total leverage ratio (the ratio of Total Debt to Consolidated EBITDA, as each such term is defined in the Second Lien Term Loan Agreement).

The Series F Preferred Stock issued to PX Holding is non-voting, has a liquidation preference of $1,000 per share plus accrued and unpaid dividends, and entitles holders to cumulative dividends at a rate of 12% per annum, compounded quarterly, regardless of whether declared or earned, payable in additional shares of Series F Preferred Stock on each March 30. The Series F Preferred Stock is mandatorily redeemable on March 30, 2016. Additionally, the Series F Preferred Stock is subject to redemption in certain circumstances upon a change of control.

PX (UK) Equipment Acquisition.    As part of the March 2006 Refinancing, Panavision Europe acquired certain camera and lighting assets (‘‘PX (UK) Equipment’’) from PX (UK). The PX (UK) Equipment was acquired by PX (UK) from VFG Hire Limited (in Administration) (‘‘VFG’’) in March 2005 and had been made available to Panavision Europe under a lease from PX (UK) since that time. The consideration paid to PX (UK) for these assets was approximately $7.0 million, which represents approximately the same purchase price as that which PX (UK) paid to VFG (and lessors of those VFG Assets that were subject to capital leases) when PX (UK) acquired the VFG Assets in March 2005, including transaction expenses.

Tax Sharing Agreement.    For periods beginning on or after May 1, 2006, Panavision, for federal income tax purposes, will be included in the affiliated group of which MacAndrews & Forbes Holdings

Panavision Inc.
Notes to Consolidated Financial Statements (Continued)

23.    Subsequent Events (Continued)

is the common parent, and Panavision's federal taxable income for these periods will be included in the consolidated tax return filed by MacAndrews & Forbes Holdings. On March 30, 2006, Panavision entered into a tax sharing agreement (the "Tax Sharing Agreement") with MacAndrews & Forbes Holdings whereby MacAndrews & Forbes Holdings will elect to file consolidated federal income tax returns on behalf of Panavision and its affiliated domestic subsidiaries, as well as certain other subsidiaries of MacAndrews & Forbes Holdings. Under the Tax Sharing Agreement, MacAndrews & Forbes Holdings has agreed to indemnify Panavision against federal, state, local or foreign income tax liabilities of the consolidated or combined group of which MacAndrews & Forbes Holdings (or a subsidiary of MacAndrews & Forbes Holdings other than Panavision or its subsidiaries) is the common parent for taxable periods during which Panavision or a subsidiary of Panavision is a member of such group. The Tax Sharing Agreement requires Panavision to make quarterly estimated payments to MacAndrews & Forbes Holdings. These payments generally are based on the applicable federal income tax liability that Panavision and its affiliated subsidiaries would have had for each taxable period if Panavision had not been included in MacAndrews & Forbes Holdings' consolidated group. Similar provisions apply with respect to any foreign, state or local tax returns filed by any MacAndrews & Forbes Holdings consolidated, combined or unitary group for each year that Panavision and any of its subsidiaries is included in any such group for foreign, state or local tax purposes.